Form 10KSB
period 1999-03-31
IMMTECH INTERNATIONAL INC
filed 1999-06-29
CIK 882509

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1999.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

                        Commission file number 001-14907

                           IMMTECH INTERNATIONAL, INC.
--------------------------------------------------------------------------------
              (Name of Small Business as specified in its Charter)

           Delaware                                              39-1523370
-------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

1890 Maple Avenue, Suite 110, Evanston, Illinois                    60201
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:    (847) 869-0033

Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
Title of Each Class                                       in which Registered
-------------------                                       ---------------------
Common Stock, $.01 per share                              Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for its most recent fiscal year were $266,952.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock as of May 24, 1999 was $54,957,721.

      As of such date, 5,056,691 shares of the Registrant's Common Stock were outstanding (including 611,250 shares of the Registrant's Common Stock that the Registrant was obligated to issue as of April 30, 1999, but has not issued as of the date of the filing of this report).

      Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

                                     PART I

Item 1. Business

OVERVIEW

      Immtech International, Inc. (the "Company" or "Immtech") is a biopharmaceutical company focused on the discovery and commercialization of therapeutics for the treatment of patients afflicted with opportunistic infectious diseases, cancer or compromised immune systems such as HIV infected persons. The Company has a pharmaceutical and a biological program for developing drugs. The pharmaceutical program is based on a technology platform for the design of a class of pharmaceutical compounds referred to as dications. Dicationic compounds have two positively charged ends held together by a neutrally charged chemical linker group. The unique structure of the compounds with positive charges on the ends (shaped like molecular barbells) allows them to bind to the negatively charged surface in the minor groove of the organism's DNA (like a band-aid), preventing life-sustaining enzymes from attaching to the DNA's active sites. Once a site is occupied by one of the Company's compounds, the necessary enzyme cannot bind to the DNA, preventing the organism from dividing, stopping the spread of the related disease by inhibiting or killing the growth of the target organism. This will accelerate the body's return to normal health. The Company believes that pharmaceutical dications can be designed to inhibit the growth of a wide variety of infectious organisms which cause parasitic, fungal, protozoan, bacterial and viral diseases. The biological program for developing drugs is based on biological proteins that work in conjunction with the body's immune system. These biological proteins are derivatives of C-Reactive Protein ("CRP"), which occurs naturally in the body and which the Company believes can be used to control the structural environment around cancerous tumors and to reprogram cancerous cells to stop growing uncontrollably and revert to normal cell behavior.

      A predecessor of the Company was incorporated under the laws of the State of Wisconsin on October 15, 1984 and subsequently merged into the current Delaware corporation on April 1, 1993. The Company's executive offices are located at 1890 Maple Avenue, Suite 110, Evanston, Illinois 60201, telephone number 847-869-0033.

UNIVERSITY CONSORTIUM AGREEMENT

         The Company has an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North Carolina at Chapel Hill ("UNC"), acting on behalf of a consortium of universities including UNC, Duke University, Auburn University and Georgia State University (the "Consortium"), regarding the continuing development and commercialization of the technology underlying the Company's dicationic pharmaceutical product candidates. Pursuant to this Agreement, the Company has obtained rights to the technology platform for making dicationic pharmaceutical products and to treat microbial infections using an existing library of 800 compounds developed by the Consortium and future Compounds designed by the Consortium. The Company considers its relationship with the Consortium, which includes many of the world's leading experts in opportunistic infections and rational drug design, a substantial asset. Members of the Consortium have laboratory testing systems for screening compounds for activity to specific micro-organisms (using both laboratory and animal models). Additionally, Georgia State University has years of experience and proprietary computer modeling technology which simulates the binding of dicationic compounds to cellular DNA, which facilitates the work of research chemists in designing dicationic compounds to treat specific infections.

IMMTECH'S PRODUCTS

      The Company has not generated meaningful revenue to date and does not have any therapeutic products currently available for sale.

IMMTECH'S PRODUCTS UNDER DEVELOPMENT

Pharmaceutical Products - Dications

      The Company's pharmaceutical platform technology for developing dications is the result of a research program focused on understanding how dications bind to the DNA of infectious and cancerous organisms. Pentamidine (a drug marketed by Fujisawa Healthcare, Inc.) was the prototype drug used by researchers at UNC to understand the mechanism by which dications work. Although the drug has reported toxicity, Pentamidine is effective for the treatment of Pneumocystis carinii pneumonia ("PCP"), a form of pneumonia common in patients with compromised immune systems. Researchers at UNC discovered that most of Pentamidine's toxicity was caused by certain metabolites formed as the drug breaks down within the body. This discovery led the researchers to design new compounds with more stable molecular structures which, the Company believes, do not break down into toxic substances that cause side effects. These newly designed compounds proved to be significantly less toxic and more effective in treating PCP than Pentamidine. The methodology used by these researchers to develop these new compounds evolved into the Company's platform technology for designing dicationic compounds. The Company is using this platform technology to design new pharmaceutical compounds to develop treatments for a wide variety of infectious diseases.

      The Company has two dicationic compounds ready to begin human clinical trials. The first compound, DAP-092, is for the treatment of Cryptosporidium parvum, a parasite that causes severe diarrhea and wasting. The second compound, DB-289, is for the treatment of PCP. These two orally administered drugs are ideally suited to demonstrate the power and versatility of the dicationic technology platform. DAP-092 was developed to treat a parasite that is found only in the gastro-intestinal tract ("gut"). Because of its positive charges, DAP-092 cannot cross the digestive membranes, and stays in the digestive tract. As a result, potential harmful side-effects are greatly reduced. On the other hand, DB-289 which works in the circulatory system, was developed with a proprietary (patented) method of temporarily neutralizing the positive charges allowing it to readily pass through the digestive membranes into the circulatory system where the dications become activated for treatment of diseases.

      DAP-092

      Cryptosporidiosis is recognized around the world as one of the most common infections of the intestinal tract. Currently, no drug is available in the market to treat this disease. DAP-092 was designed to block a key enzyme from binding in the minor groove of the Cryptosporidium's DNA, thus inhibiting or killing the growth of the organism. DAP-092 is unique because it will work directly in the gut and not be absorbed into the circulatory system, substantially reducing the possibility of adverse side-effects. The Company has specifically targeted a drug for the treatment of Cryptosporidiosis in an effort to take advantage of the fast track Food and Drug Administration ("FDA") approval process often afforded to drugs which cure diseases for which there is no acceptable treatment.

      DB-289

      DB-289 was developed as an oral substitute for the drug Pentamidine, currently used to treat PCP. Pentamidine is administered via slow I.V. infusion or inhalation due to its inability to cross membranes and its toxicity; it is generally administered in a hospital setting at substantial cost. DB-289 is an analog of Pentamidine in that its positive charges have been neutralized to enable DB-289 to cross the digestive membranes. DB-289 was also designed with a more stable molecular structure which delivers more drug to the infected site and reduces toxicity caused by breakdown products. Once DB-289 enters the circulatory system, naturally occurring enzymes remove the patented masking or neutralizing charges to expose the active drug. Since DB-289 can be given orally and does not result in toxic metabolites as it breaks down, it is anticipated that it will be self-administered at home, making it substantially less expensive to use than Pentamidine. The Company believes DB-289 will receive a fast-track approval from the FDA.

      Both DAP-092 and DB-289 are expected to enter Phase I/IIa trials in the first half of 2000. The Company also has a series of dication compounds under development to treat fungal infections. In addition, further back in the pipeline are compounds being developed to treat malaria, tuberculosis and cancer.

Biological Products - Modified CRP

      The Company's biological program is focused on strengthening the innate or natural immune system by (1) improving the structural environment around cells and (2) reprogramming cancer cells to act normally. The immune system coordinates the body's responses to injury and infection. It is the body's primary defense against disease. The Company's scientists discovered that, as part of the immune system's response to disease, the blood protein CRP is modified by the body to form modified CRP ("mCRP"). Modified CRP strengthens tissues and their interconnective structures which work to increase their ability to resist disease and improve the effectiveness of the immune system. Modified CRP is found naturally in healthy tissues surrounding blood vessels, in the tissues in lymphatic organs, and in cells that have secretory functions. In contrast, mCRP is absent (or present in greatly reduced amounts) in cancerous tissues, such as those found in the lung, breast or prostate.

      Cancers occur when normal cells grow uncontrollably. Rapidly dividing cancer cells produce enzymes which attack and weaken surrounding tissues, allowing cancer cells to grow unrestrained and become tumors. This unrestrained growth may destroy surrounding organs or impair physiological functions, often leading to death. The Company's scientists discovered that when cancerous cells come in contact with mCRP, cell behavior is markedly changed, abnormal rapid growth ceases and the cell returns to normal activity. The Company's biological program focuses on replacing mCRP in areas where mCRP is deficient, increasing barriers between cells to reduce the entry and propagation of disease, and enhancing immune reactions.

      Many scientists believe that although therapies that directly kill infected or cancerous cells - e.g. chemotherapy, radiation therapy - are the cornerstone to curing cancer, it is also necessary to develop therapies which will bolster the immune system during treatment and foster regeneration of a normal immune system. By combining "killing" therapies with "strengthening" therapies, the chances for recovery are greatly increased. The Company believes that its mCRP based biotherapeutic product is such a strengthening therapy. The Company has developed a synthetic or recombinant form of mCRP ("rmCRP") which it believes can be produced economically. In 1996, the Company conducted a Phase I human clinical trial of rmCRP in HIV-infected volunteers. The clinical results showed that the drug was safe to administer and duplicated the positive results seen in the animal pre-clinical tests. The Company entered into an agreement with the Franklin Research Group, a venture capital partnership (See Certain Relationships and Related Transactions), to obtain funding to accelerate the Company's biotherapeutic program for the treatment of cancer and related diseases based on rmCRP. This resulted in a joint venture company, Next Era Therapeutics, Inc., between Immtech and Franklin being formed in July, 1998.

STRATEGY

      The Company's pharmaceutical strategy is to utilize the platform technology developed by the Consortium's scientists for making pharmaceutical products. The initial two objectives are to (1) commercialize dications in niche markets by gaining fast-track FDA approvals and (2) demonstrate the power of the dication platform technology upon which many new drugs can be developed. The Company will continue to develop other dications which target diseases with larger patient populations, and hence, larger markets. The Company's biological strategy is to commercialize its rmCRP products as a primary therapy against cancer and as an adjuvant for use with chemotherapy in treating cancer and in the administration of vaccines.

      The Company's short-term strategy is to (i) focus its resources on current core technologies, (principally DAP-092 and DB-289) and gain FDA acceptance of its dicationic technology; (ii) commence human clinical trials of DAP-092 and DB-289; (iii) commence human clinical trials of rmCRP as a primary treatment for cancer; and (iv) leverage its resources through corporate joint ventures to minimize the cost to the Company of extended clinical trials and the development of manufacturing procedures for the production of the Company's products. The current status of the Company's products planned for clinical trials is summarized below:

                           Clinical Development Plan

================================================================================
   Clinical Trial           Trial Design/Phase             Expected Result
================================================================================
Dication Therapy       o Phase I/IIa                o Shorter diarrhea duration
Against Opportunistic  o 20-30 HIV-infected         o Prevent weight loss
Diarrhea;                patients                   o Safety and efficacy
Cryptosporidiosis      o Oral dosing                  established
DAP-092
--------------------------------------------------------------------------------
Pro-drug Oral          o Phase I/IIa                o Equivalent/improved anti-
Administration for     o 25-50 PCP-infected, HIV-     microbial effect against
Pneumocystis and         infected patients            PCP
tropical diseases      o Oral dosing                o Facilitated drug delivery
DB-289                 o Bioavailability            o Reduced side effects
                                                    o Safety and efficacy
                                                      established
--------------------------------------------------------------------------------
RmCRP                  o Phase I/IIa                o Tumor growth stopped
Anticancer Therapy;    o 30-50 patients-all cancers o Reduced metastatic disease
NextEra                o IV injections              o Tumor cells killed
                       o Dose escalation
================================================================================

      The Company intends to continue to conduct independent research and to use business-sponsored research programs, joint ventures and other forms of collaborative programs for product development, manufacturing and marketing. The Company considers its current collaborative relationships significant to the successful development of its business and believes that it will enter into arrangements in the future to develop, manufacture and market not only the products on which it is currently focusing, but also those which it will seek to commercialize.

TARGET MARKET

      The market for the Company's products consists of those seeking to treat cancer and HIV disease and the opportunistic infections associated with immune suppressed patients. According to the Centers for Disease Control and Prevention ("CDC"), cancer and infectious diseases rank second and third as causes of death in the United States. In 1997, approximately 538,000 deaths (one of every four) resulted from cancer. Over 1.2 million people are diagnosed with cancer every year, and one of every four Americans now living will eventually develop cancer. In 1997, the estimated cost to society to treat cancer patients was over $100 billion, more than $5 billion of it for drugs (both chemotherapeutic agents and treatments for opportunistic infections).

      The infectious disease market represents a major opportunity for Immtech. Infectious diseases cause approximately 175,000 deaths in the United States annually - 40 to 50 per cent from respiratory infections, and approximately 20 percent from opportunistic infections associated with HIV disease and AIDS. In addition, 2 million people will contract infections this year during a hospital stay, adding approximately 8 million days of extended hospital stay at an annual cost of $4.5 billion.

      In 1997, worldwide sales of drugs to combat infectious disease were approximately $26 billion, including $7 billion in the United States. Three individual drugs each had sales of more than $1 billion. Most prominent anti-infectives have targeted bacterial and fungal infections. However, there is an acute need to develop new drugs to treat not only primary infections but secondary or opportunistic infections as well. The emergence around the world of drug-resistant strains of micro-organisms has contributed to this need, as has the growing immuno-suppressed population created by disease (e.g., HIV) and the use of immunosuppressive drugs (e.g., chemotherapeutic agents).

      Cancer patients account for the largest number of opportunistic infections (an estimated 500,000 patients in the United States and 1 billion worldwide in 1997). Of the approximately 200,000 AIDS patients in the United States, one-fourth will develop opportunistic infections which become life-threatening. Before 1987, opportunistic infections generally occurred as single infections; today, 50 to 75 percent of AIDS patients develop multiple opportunistic infections. The use of protease inhibitors as antiviral therapy in HIV positive patients has reduced the number of opportunistic infections reported in the U.S. The protease drugs are often used in combination therapy made up of several different protease drugs in a cocktail. This cocktail therapy is very expensive (requires a rigid protocol for taking the drug) and is only used in patients that can afford the high cost of the drugs. Further, in recent meetings at the National Institutes of Health ("NIH"), it has been reported that protease resistant strains of the HIV virus are developing in a significant number of patients. This trend suggests that over the next five years there will be an increase in opportunistic infections in the HIV patient population.

      The CDC recently issued a warning that drug-resistant forms of Mycobacterium tuberculosis ("TB") are becoming prominent opportunistic infections. The estimated annual cost to eradicate TB, reported to be $36 million in 1987 and $540 million in 1992, is estimated to have reached $825 million in 1996. In the state of New York, 23% of TB patients show signs of having drug-resistant strains. It is estimated that 80% of patients with multi-drug resistant TB die.

      Another emerging opportunistic infection, Cryptosporidium parvum, occurs not only in AIDS patients but in patients with cancers and heart disease, and occasionally in the general population. The outbreak of Cryptosporidium parvum in Milwaukee in 1993 afflicted approximately 400,000 people and was fatal to
100. This potentially life-threatening ailment affects 2-5% of AIDS patients, with greater prevalence outside the United States, where protease inhibitors have reduced the incidence. To date, there is no approved drug to treat Cryptosporidium parvum-associated diarrhea. Immtech aims to have the first drug in clinical trials and approved for treatment of this condition, although there can be no assurance this will occur.

MANUFACTURING

      Pharmaceutical Products

      The Company has executed a letter of intent to form a manufacturing joint venture with Pharm-Eco to produce good manufacturing practices ("GMP") - quality dicationic drugs and prodrugs for the initial two compounds (DAP-092 and DP-289) for clinical testing and early commercialization. Pharm-Eco is a full-service drug synthesis and chemical services company that has synthesized numerous compounds and advanced them into clinical testing. Pharm-Eco is known internationally for providing high-quality contract manufacturing services to NIH, the U.S. military, the federally-funded AIDS programs, and numerous large pharmaceutical firms. Pharm-Eco has extensive experience in developing and validating bulk pharmaceutical processes and in preparing Drug Master Files.

      It is contemplated that the joint venture will reduce the cost and risk associated with manufacturing the initial pharmaceutical products (DAP-092 and DB-289). If and when the commercial sale of products begins, Immtech and Pharm-Eco will deduct their costs associated with making and marketing (including selling, marketing, and regulatory support) products. Any remaining margin, after the costs have been subtracted, will be divided equally between the joint venture partners. At such time when Immtech's sales reach $20 million for DAP-092 and DB-289, Immtech can elect not to use the joint venture or Pharm-Eco for manufacturing, whereupon Immtech would be required to pay a royalty to Pharm-Eco of no more than 2% of sales.

      Biological Products

      The Company has developed a recombinant form of the protein rmCRP. Recombinant manufacturing involves the use of cloned genetic material (DNA) to produce proteins in large quantities. The Company's scientists have successfully cloned and expressed the gene from mCRP in Escherichia coli ("E. coli"). The Company has developed methods to isolate rmCRP from E. coli and remove other cell debris produced in the fermentation process. The Company's scientists have determined that the recombinant protein has the same characteristics as the naturally occurring protein, which showed promising safety and efficacy characteristics in the Company's initial human trial. The Company is continuously documenting the safety and efficacy of recombinant mCRP to expeditiously file an investigational new drug ("IND") to conduct Phase I&IIa trials with the products. See Government Regulation.

      The Company intends to execute a contract with a third party manufacturer to manufacture rmCRP on a commercial scale. The recombinant mCRP has been isolated and purified to completion, and the Company has completed development of a formulation method that is suitable for sterile and ongoing clinical trials. The Company expects that the third party manufacturer will make sufficient quantities of rmCRP to satisfy requirements for Phase I & IIa clinical trials.

COMPETITION

      Competition in the biotherapeutic, biotechnology and biopharmaceutical industries is intense. Factors such as scientific and technological developments, the availability of patents, timely governmental approval for testing, manufacturing and marketing, and the ability to commercialize products in a timely fashion play a significant role in determining a company's ability to effectively compete. Furthermore, these industries are subject to rapidly evolving technology that could result in the obsolescence of any products developed by the Company. The Company competes with many specialized biopharmaceutical firms, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many of these companies have concentrated their efforts in the development of human therapeutics, and developed or acquired internal biotechnology capabilities. These companies, as well as academic institutions, governmental agencies and other public and private organizations conducting research, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants and may establish collaborative arrangements with competitors of the Company.

      The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities. The Company is relying on its collaborations with the Consortium, Pharm-Eco, UNC and NextEra Therapeutics to enhance its competitive edge by providing manufacturing, testing and commercialization support.

      The Company knows of other companies and institutions dedicated to the development of therapeutics similar to those being developed by the Company, including Eli-Lilly, Hoffman-LaRoche and Abbott Laboratories. Many of the Company's competitors, existing or potential, have substantially greater financial and technical resources and therefore may be in a better position to develop, manufacture and market biopharmaceutical products. Many of these competitors are also more experienced with regard to preclinical testing, human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of the Company's products.

PATENTS AND LICENSES

      The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. Although the Company aggressively pursues patent protection, obtaining patents for biopharmaceutical products involves complex legal and factual questions and consequently involves a high degree of uncertainty. The Company has a policy of developing new forms of and uses for its products and then applying for a patent on each newly developed product.

      There can be no assurance that any particular patent will be granted or that patents issued to the Company will provide the protection contemplated. Patents can be challenged, invalidated or circumvented. It is also possible that competitors will develop similar products simultaneously. The Company and the Consortium have filed a total of 164 patent applications in the United States and other countries worldwide.

      As of April 1999, the Company, by itself or jointly with others, has applied for 22 United States patents for biological products. Seventeen of the 22 applications filed (10 of which have been issued) cover rmCRP's clinical uses for (1) treating cancer, viral infections, bacterial infections, thrombocytopenia, and immune complex disease, (2) diagnostic imaging of tissue based disease,

(3) monoclonal antibodies which specifically bind rmCRP and (4) the production and isolation of rmCRP. As of April 1999, the Company has been issued 24 patents in the U.S. and in various global markets on its biological products.

      The Company has also obtained worldwide exclusive licensing rights to 106 additional patents filed domestically and globally for its pharmaceutical products. The pharmaceutical patent applications cover compound structure and uses for the treatment of infections caused by Pneumocystis carinii pneumonia, Cryptosporidium parvum, Giardia lamblia, Leishmania mexicana amazonesis, Trypanosoma brucei rhodesienes, various fungi, Plasmodium falciparum and HIV. Also, patent applications cover the process for making prodrugs and the uses of the Company's unique compounds to detect and quantify nucleic acids and cytoskeleton elements. To date, 30 U.S. patents and 72 total patents have been issued on the Company's pharmaceutical products.

      Four of the 17 U.S. patents relating to mCRP products were filed jointly with Northwestern University or Rush Medical School, and the Company retains exclusive worldwide rights to use the technology covered by these patents pursuant to license agreements. All of the Company's patents on its pharmaceutical products have been filed jointly with UNC and the other academic institutions of the Consortium.

      It should be noted that as of June 8, 1995, certain legislative changes implementing the General Agreement on Trade and Tariffs resulted in changes to United States patent laws that affect the length of patent protection. Whereas the term for patent applications used to be for a period of seventeen years from the date of grant, the new term of a United States patent commences on the date of issuance and terminates twenty years from the earliest effective filing date of the application. The time from filing to issuance of biotechnology patent application is often more than three years; consequently, a twenty-year term from the effective date of filing may result in a negative impact on the Company's patent position by offering a substantially shortened term of protection.

      The Company's potential products may conflict with patents which have been or may be granted to competitors, universities or others. As the biopharmaceutical industry expands and more patents are issued, the risk increases that the Company's potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. If the Company becomes involved in litigation, it could consume a substantial portion of the Company's time and resources.

      The Company also relies on trade secret protection for its confidential and proprietary information. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or technology, or that the Company can meaningfully protect its rights to unpatented trade secrets.

      The Company requires its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

      The Company's development, manufacture and potential sale of therapeutics is subject to extensive regulation by United States and foreign governmental authorities.

      Products being developed by the Company may be regulated by the FDA as drugs or biologics. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. The Company believes that drug products developed by it or its collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs.

      Obtaining FDA approval has historically been a costly and time consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct pre-clinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken.

      In order to commercialize any product, the Company or its collaborator must sponsor and file an IND and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any such products. For Company or collaborator-sponsored INDs, the Company or its collaborator will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over one year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients.

      If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application before commercial marketing of the biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with the FDA and receive approval before commercial marketing of the drug. The NDA or PLA must include detailed information about the drug and its manufacture and the results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

      The Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs with respect to marketing outside the United States. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

EMPLOYEES

      The Company currently has three employees, two of whom hold advanced degrees. Through its collaborative agreement with the UNC Consortium, approximately 25 researchers associated with institutions such as UNC, Auburn University, Duke University and Georgia State University have worked to advance the Company's products toward commercialization. The Company expects to hire up to 12 new employees primarily to focus on regulatory and clinical development activities and business opportunities. Among the employees to be hired will be a physician to serve as the Company's Clinical Medical Director to coordinate and carry out human trials; several project management employees with experience in overseeing the pharmaceutical products and recombinant proteins as they progress from discovery to human trials; an expert in regulatory affairs to oversee government filings; and a quality assurance coordinator to oversee and verify compliance of good laboratory products ("GLP") and data reporting. These employees will be engaged directly in supporting the Company's regulatory and clinical trial programs.

RESEARCH AND DEVELOPMENT

Pharmaceutical

      The Company conducts independent research and development efforts and is also a participant since 1997 in the Consortium organized by Dr. Richard R. Tidwell of UNC. Many of the world's leading experts in opportunistic infections are affiliated with members of the Consortium, including:

o     Dr. James E. Hall of UNC (for Pneumocystis diseases)
o     Dr. John Perfect of Duke University (for fungal diseases)
o     Dr. Byron Blagburn of Auburn University (for parasitic diseases)
o Dr. Christine Dykstra of Auburn (for the molecular and biochemical effects of dicationic compounds on DNA and for viral disease)
o Drs. Dave Wilson and Dave Boykin of Georgia State University (for the chemical design, synthesis, and molecular characterization of novel anti-infective drugs).

      NIH has awarded two National Cooperative Drug Development Grants ("NCDDG") to the Consortium, which has developed a library of 800 compounds that have been tested in vitro and in animals against infectious disease agents. In addition, the Company and the Consortium have recently filed for grants to support new programs for the continued development of the dication platform technology. The new NIH programs request include funding for a $5 million National Cancer Institute ("NCI") grant for using combinatorial chemistry to generate and screen new anti-cancer dication compounds, a research proposal for approximately $1.2 million for studying the use of dications to inhibit receptors in the brain that are related to memory, a proposal for $3 million to fund additional research into anti-fungal compounds, a $4 million extension of the existing NCDDG grant for tropical disease applications, and a proposal for $0.8 million to fund additional research into Cryptosporidium. Immtech received a notice from the NIH that a $0.8 million Small Business Innovation Research ("SBIR") I grant to complete the GLP preclinical studies for DAP-092, a drug to treat Cryptosporidium, is in the final approval stage for funding. Immtech and the Consortium members will continue in 1999 to apply for new grants to support applications for expanding the dication platform technology. However, the process of obtaining grants is extremely competitive and there can be no assurance that any of the Company's grant applications will be acted upon favorably.

      The Company is aggressively seeking to commence human clinical trials with well-defined, short-term clinical end points. DAP-092, DB-289 and rmCRP are being produced under GMP conditions, and study protocols and regulatory information are being compiled in anticipation of starting clinical trials by 1999.

      The Company plans to conduct multiple clinical trials using dication drugs. Specifically:

      o DAP-092 will be given orally to patients afflicted with severe diarrhea caused by the intestinal parasite Cryptosporidium parvum. Final plans are in place for synthesis, final toxicology testing prior to human use, adsorption, distribution, metabolism and excretion analyses, formulation for administration, and regulatory approvals. This study is intended to establish that DAP-092 reduces the duration of Cryptosporidium parvum-caused diarrhea, the associated weight loss, and the number of Cryptosporidium parvum organisms excreted in the stool.

      o DB-289 entered into a Phase I/IIa trial as an orally active prodrug formulation to treat PCP. DB-289 is designed to cross the intestinal membrane to get into the bloodstream, where it is activated by natural enzymes found in human cells. Once activated, the drug kills the microbes causing the pneumonia, resulting in a clearing of the airways. The Company is pursuing an A-IND (an abbreviated IND for rapid FDA approval) for this human trial because the Company's application will focus primarily on enhancing the safety and delivery mechanics of a currently approved drug. The Company will test its prodrug in PCP-infected AIDS patients.

Biological

      The Company has completed two human Phase I biological clinical trials of its biological products. Biological trials conducted to date have had promising results:

      o In 1994, a proof-of-principle Phase I human clinical safety study of mCRP, conducted in a limited number of HIV-positive patients in Germany, established that mCRP can be safely injected intravenously in multiple-injection protocols. During treatment, CD4+ and CD8+ cell counts increased, HIV viral titers decreased, platelet numbers increased, and platelet mass increased significantly.

      o In 1995-1996, the Company developed rmCRP, which was tested in a follow-up human Phase I/IIa dose escalation clinical trial, also in Germany. Consistent with the initial trial in both safety and efficacy, rmCRP enhanced the immune system (i.e., lymphocytes increased and viral load decreased) and increased the number of circulating platelets.

      The next step is to test rmCRP in a Phase I/IIa trial in cancer patients with funds provided by Franklin. See Certain Relationships and Related Transactions. Initial studies will investigate the safety and anti-cancer activity of rmCRP as a primary therapy. A cohort of 25 to 50 cancer patients with various malignancies will be enrolled. The anti-cancer effects of rmCRP will be monitored by changes in relative levels of blood markers of cancer, non-invasive diagnostic imaging techniques, and biopsy evaluations.

Item 2. Properties

      The Company's administrative offices and research laboratories are located in Evanston, Illinois. The Company occupies approximately 2,500 square feet of space under a lease which expires on November 30, 1999. As part of the joint venture with Franklin (See Certain Relationships and Related Transactions), the Company's current facilities will also be shared with NextEra. The Company expects that it will obtain new office space, as well as space for research and development activities that will be jointly occupied by Immtech and NextEra. Management believes it will be able to conclude successfully its current negotiations for a 9,750 square foot facility at commercially competitive rates.

Item 3. Legal Proceedings

      The Company is not presently involved in any litigation, nor is it aware of any impending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      On February 5, 1999, by written consent in lieu of a meeting in accordance with Section 228 of the Delaware General Corporation Law, the shareholders approved a 1-for-2 reverse stock split of all of the shares of Common Stock issued and outstanding immediately prior to the effectiveness of such stock split, resulting in the reduction in the number of issued and outstanding shares of Common Stock from 6,491,135 to 3,245,517. Of the 6,491,135 outstanding shares of common stock held by persons entitled to vote on the reverse stock split, 5,164,367 shares or 79.6% of the shares were voted in favor of such stock split, 0 shares or 0% were voted against such stock split and 1,326,768 shares or 20.4% abstained from voting.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "IMMT". The Company's Common Stock is quoted on the Boston Stock Exchange under the symbol "IMM".

      No high and low closing sales prices per share as reported by the Nasdaq SmallCap Market and the Boston Stock Exchange for the Company's Common Stock are indicated because no calendar period has been completed as of the filing of this form.

      There were approximately 140 shareholders of record and approximately 566 beneficial owners of the Company's Common Stock as of May 24, 1999. The Company has never declared nor paid dividends on its Common Stock and does not intend to pay any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

      Set forth below is certain information concerning all sales of securities by the Registrant during the past three years that were not registered under the Act. The information set forth below gives effect to a 0.645260-for-1 reverse stock split of the Company's Common Stock effected on July 24, 1998 and a 1-for-2 reverse stock split of the Company's Common Stock effected on February 5, 1999.

1. The following shares of Series B Preferred Stock have been privately placed during the past three years:

  Date      No. of Shares            Purchaser              Total Offering Price
  ----      -------------            ---------              --------------------

12/16/96         7,700       William N. Pontikes                $  25,000.00
12/16/96        30,803       Nicholas K. Pontikes, Trustee      $ 100,000.00
12/16/96         7,700       Nicholas R. Pontikes               $  25,000.00
01/02/97        23,102       Rick Kash                          $  75,000.00
01/22/97         7,700       Donna & James Hale                 $  25,000.00

      These shares were sold to accredited investors in reliance on Section 4(2) of the Act based on the limited number of purchasers, their sophistication and close relationship to principals of the Company and access to information regarding the Company as a result of their relationships.

2. The following shares of Common Stock have been issued as a result of the exercise of stock options:

  Date      No. of Shares            Purchaser              Total Offering Price
  ----      -------------            ---------              --------------------

3/18/97         12,985       Dr. Jeffrey Leiden                 $   6,037.50
3/24/98          1,855       Barbara Buhrow                     $   1,092.50
3/24/98         18,417       Gerald Walsh                       $  10,485.96
                                                            (Contribution of
                                                            Promissory Note)
3/24/98          7,112       David Keating                      $   4,044.95
                                                            (Contribution of
                                                            Promissory Note)
3/27/98         40,832       T. Stephen Thompson                $  13,921.82
                                                          (extinguishment of
                                                         Company obligation)
12/31/98        24,197       T. Stephen Thompson                $   8,250.00
12/31/98        16,131       Dr. Robert Murphy                  $   5,000.00
12/31/98           322       Hans Liao                          $     100.00

      These stock options were granted to employees of and consultants to the Company and were issued in reliance on Section 4(2) of the Act based on the limited number of purchasers, their sophistication and close relationship to principals of the Company and access to information regarding the Company as a result of these relationships. No underwriters were involved in these transactions.

3. As of July 24, 1998, the Company completed a private placement in Hong Kong at $1.74 per common share and issued a total of 575,000 Common Shares to the following individuals for aggregate cash consideration of $1,000,000. These issuances were made in reliance on Section 4(2) and Regulation D of the Act by the Company.

  Date      No. of Shares            Purchaser              Total Offering Price
  ----      -------------            ---------              --------------------

11/10/98       160,000       Wingpearl Investment
                               Ltd.                             $ 278,260.86
11/10/98       105,000       Happy Result Ltd.                  $ 182,608.70
11/10/98        80,000       Fukoku Asset
                               Management Ltd.                  $ 139,130.43
11/10/98        40,000       United Resources
                               Investment Ltd.                  $  69,565.21
11/10/98       190,000       Creditview Ltd.                    $ 330,434.78

All of the investors were accredited investors. The determination of whether an investor was accredited or nonaccredited was based on the responses in the questionnaire filled out by each investor.

      In connection with the transaction, the Company paid a placement agency fee to The New China Hong Kong Securities Ltd. consisting of $50,000 and warrants to purchase an aggregate of 75,000 shares of Common Stock at an exercise price of $0.10 per share.

4. On July 24, 1998, 86,207 shares of the Company's Common Stock were issued to Criticare (in addition to rights to certain patents, agreements and rights associated with those assigned assets) for an aggregate purchase price of $150,000. This sale was made in reliance on Section 4(2) of the Act. Criticare qualifies as an accredited investor. Criticare had access to all the records of the Company before its purchase of this stock. No underwriter was involved in this transaction.

5. An aggregate of 145,353 shares of the Company's Common Stock were issued to Criticare on July 24, 1998 in exchange for the cancellation of a promissory note in the amount of $597,722 and accrued interest in the amount of $68,368. This sale was made in reliance on Section 4(2) of the Act. Criticare qualifies as an accredited investor. Criticare had access to all the records of the Company before the purchase of this stock. No underwriter was involved in this transaction.

      As of July 24, 1998, an aggregate of 196,824 shares of the Company's Common Stock were issued to other shareholders in exchange for advances in the aggregate amount of $387,450. This sale was made in reliance on Section 4(2) of the Act. The shareholders qualify as accredited investors. The shareholders had access to all the records of the Company before the purchase of this stock. No underwriter was involved in this transaction.

6. In July, 1996, the Company pursued a private placement at $1,000 per Unit, with each Unit consisting of $1,000 principal amount of Senior Subordinated Debentures due 1997 and one warrant to purchase 200 (100 shares after the .5 for 1 reverse stock split) shares of the Company's Common Stock, $0.01 par value per share, and issued a total of 914 units to the following individuals for aggregate cash consideration of $914,000. These issuances were made in compliance with Rule 505, Regulation D of the Securities Act by Registrant's management and placement agent. A commission of 7% of the Offering Price was paid to the placement agent, H.D. Brous & Co., Inc. No general solicitation was utilized. All of the investors were accredited investors. The determination of whether an investor was accredited or nonaccredited was based on the response in the subscription agreement filled out by each investor.

      Date                       Purchaser                 Total Offering Price
      ----                       ---------                 --------------------
    08/31/96              Tim Connolly                         $ 25,000.00
    08/31/96              Alvin Silver                         $ 25,000.00
    08/31/96              L. Patrick Mellon                    $100,000.00
    08/31/96              Dean L. Davis                        $ 25,000.00
    08/31/96              William Grossman                     $ 25,000.00
    08/31/96              Hugh W. van der Wilt                 $100,000.00
    08/31/96              Charles T. Graham                    $ 50,000.00
    08/31/96              Dale L. Davis                        $100,000.00
    08/31/96              Howard Brous (Todd)                  $ 15,000.00
    08/31/96              Howard Brous (Robert)                $ 15,000.00
    08/31/96              Tim Connolly                         $ 15,000.00
    08/31/96              Criticare                            $ 59,000.00
    08/31/96              James Randolph                       $ 30,000.00
    08/31/96              Alan & Larry Phelps                  $  6,000.00
    08/31/96              Frederick Wackerle                   $ 14,000.00
    08/31/96              Michael & Martha Harshbarger         $ 57,000.00
    08/31/96              T. Stephen Thompson                  $  8,000.00
    08/31/96              Dale Phelps                          $ 11,000.00
    08/31/96              Dale Geiss                           $ 58,000.00
    08/31/96              Frederick Frank                      $  1,000.00
    08/31/96              Ray Reister                          $  1,000.00
    08/31/96              Richard Lione                        $ 35,000.00
    08/31/96              Walt Gustavson                       $ 59,000.00
    08/31/96              Jack Schuler                         $ 18,000.00
    08/31/96              Paul Lavins                          $  1,000.00
    08/31/96              Gerhard Von der Ruhr                 $ 49,000.00
    08/31/96              Joseph Lai                           $ 12,000.00

7. As of July 24, 1998, the following debtholders of the Company converted approximately $2,127,007 in indebtedness, consisting of stockholder advances, notes payable and related accrued interest and accounts payable into 604,978 shares of Common Stock and

$203,000 cash in reliance on Section 4(2) of the Act. The debtholders qualify as accredited investors. The debtholders had access to all the records of the Company before the conversion of debt to stock. No underwriter was involved in this transaction.

  Date    No. of Shares            Purchaser               Total Offering Price
  ----    -------------            ---------               --------------------

 7/27/98     36,401       Walsh & Keating, SC                   $   192,288
 7/27/98      1,031       Gary Walsh                            $  6,135.50
 7/27/98      1,031       David Keating                         $  6,135.50
 7/27/98     35,359       Winston & Strawn                      $   184,172
 7/27/98     10,454       Reinhart, Boerner, Van Dueren,        $ 57,270.00
                          Norris & Rieselbach
 7/27/98     25,527       Criticare                             $116,978.00
 7/27/98      8,066       William N. Pontikes                   $ 25,000.00+
 7/27/98     32,263       Nicholas K. Pontikes                  $100,000.00+
 7/27/98      8,066       Nicholas R. Pontikes                  $ 25,000.00+
 7/27/98        290       Gary Parks                            $    450.00+
 7/27/98      8,066       Donna & James Hale                    $ 25,000.00+
 7/27/98      3,226       Kevin Bowen                           $ 10,000.00+
 7/27/98     16,131       Rick Kash                             $ 50,000.00+
 7/27/98     46,562       T. Stephen Thompson                   $ 72,160.00+
 7/27/98     49,955       Gerhard Von der Ruhr                  $ 77,419.00+
 7/27/98     24,197       N.C. Joseph Lai                       $ 37,500.00
10/19/98      5,022       James G. Randolph                     $ 38,532.00*
10/19/98      4,185       William Grossman, IRA                 $ 32,110.00*
10/19/98     16,740       L. Patrick Mellon                     $128,439.00*
10/19/98     16,740       Hugh W. van der Wilt                  $128,439.00*
10/19/98     16,740       Dale Leslie Davis                     $128,439.00*
10/19/98      4,185       Dean L. Davis                         $ 32,110.00*
10/19/98      2,511       Tim Connolly, IRA                     $ 19,266.00*
10/19/98      4,185       Tim Connolly                          $ 32,110.00*
10/19/98      8,370       Charles T. Graham                     $ 64,220.00*
10/19/98      4,185       Alvin Silver                          $ 32,110.00*
10/19/98      2,511       Howard Brous (Todd)                   $ 19,266.00*
10/19/98      2,511       Howard Brous (Robert)                 $ 19,266.00*
10/19/98      9,876       Criticare Systems                     $ 75,779.00*
10/19/98      2,009       N.C. Joseph Lai                       $ 15,413.00*
10/19/98      8,202       Gerhard Von der Ruhr                  $ 62,935.00*
10/19/98        167       Paul Lavins                           $  1,284.00*
10/19/98      3,013       Jack Schuler                          $ 23,119.00*
10/19/98      9,876       Walter Gustavson                      $ 75,779.00*
10/19/98      5,859       Richard Lione                         $ 44,954.00*
10/19/98        167       Ray Reister                           $  1,284.00*
10/19/98        167       Frederick Frank                       $  1,284.00*
10/19/98      9,709       Dale Geiss                            $ 74,495.00*
10/19/98      1,841       Dale Phelps                           $ 14,128.00*
10/19/98      1,339       T. Stephen Thompson                   $ 10,275.00*
10/19/98      2,344       Frederick Wackerle                    $ 17,982.00*
10/19/98      1,004       Alan & Larry Phelps                   $  7,706.00*
10/19/98      9,542       Hirschberger International, Inc.      $ 73,211.00*

*Refers to amount in Paragraph No. 6 of this Item No. 5 above.
+Refers to amounts included in second paragraph of Paragraph No. 5 of this Item No. 5 above.

      The Company issued warrants to purchase an aggregate of 91,400 shares of Common Stock to the individuals designated by an (*) in the table above as of August 31, 1996 in connection with the Senior Subordinated Debentures referenced in Paragraph No. 6 of this Item No. 5, which warrants carry an exercise price of $5.00 per Share and are exercisable from April 30, 1999 until August 31, 1999.

      On July 29, 1998, the Company issued warrants to purchase 225,000 shares of Common Stock, at an exercise price of $0.10 per share, to RADE Management Corporation ("RADE") in exchange for management consulting services. RADE had access to information on the Company necessary to make an informed investment decision for services valued at $198,000. (See Paragraph No. 3 of this Item No 5.) On April 22, 1999, the Warrant Agreement was amended to increase the exercise price from $.10 per share to $6.47 per share.

      On October 12, 1998, the Company issued warrants to purchase 750,000 shares of Common Stock, at an exercise price of $0.10 per share, to RADE in exchange for management consulting services valued at $2,220,000. On April 22, 1999, the Warrant Agreement was amended to increase the exercise price from $.10 per share to $6.47 per share.

      On July 29, 1998, the Company issued warrants to purchase 75,000 shares of Common Stock, at an exercise price of $0.10 per share, to NCHK in connection with the private placement on July 24, 1998. NCHK had access to information on the Company necessary to make an informed investment decision for services valued at $66,000. (See Paragraph No. 3 of this Item No 5.)

USE OF PROCEEDS

      In April 1999, the Company sold 1,150,000 shares of common stock at $10.00 per share (which included the underwriters over allotment of 150,000 shares) through the IPO. The U.S. underwriter Westport Resources handled the placement of 300,000 shares plus the overallotment of 150,000 shares. The international underwriter The New China Hong Kong Securities LTD placed the remaining 700,000 shares. The gross proceeds from the IPO totaled $11,500,000 and the net proceeds totaled $9,172,610. $2,327,390 in proceeds from the IPO were used as follow:

                      Description                        Amount
                      -----------                        ------
            Underwriters' Fees and Expenses           $1,485,770
            Legal Fees                                $  450,809
            Accounting Fees                           $  147,468
            Printing Fees                             $  129,151
            Blue Sky/Listing Fees                     $   65,459
            Travel, Promotion and Research            $   48,733

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      Immtech is a biopharmaceutical company focused on the discovery and commercialization of therapeutics for the treatment of patients afflicted with opportunistic infectious diseases, cancer or compromised immune systems. The Company has two independent programs for developing drugs. The first is based on a technology for the design of a new class of pharmaceutical compounds commonly referred to as dications. The Company believes that pharmaceutical dications can be designed to inhibit the growth of a wide variety of infectious organisms which cause fungal, protozoan parasitic, bacterial and viral diseases. The second is based on biological proteins that work in conjunction with the body's immune system. These biological proteins are derivatives of C-Reactive Protein ("CRP"), which occurs naturally in the body and which the Company believes can be used to control the structural environment around cancerous tumors and to reprogram cancerous cells to stop growing uncontrollably and revert to normal cell behavior.

      With the exception of research agreements and past development funding from Centocor, Sigma-Aldrich and certain research grants, the Company has not generated any revenue from operations. For the period from inception to March 31, 1999, the Company incurred a cumulative net loss of $11,478,115. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to research grants from Small Business Technology Transfer Program Grants ("STTR") and payments from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

      Year Ended March 31, 1999 Compared with Year Ended March 31, 1998.

      Revenues under collaborative research and development agreements were approximately $267,000 and $20,000 in the years ended March 31, 1999 and 1998, respectively. In 1999, there were grant revenues of approximately $172,000 from STTR Programs from the National Institutes of Health ("NIH") while for 1998 the grant revenue from the NIH was $20,000. The balance of the revenue in 1999 was from a license agreement with Sigma Diagnostics that has since been transferred to Criticare. See Certain Relationships and Related Transactions.

      Research and development expenses increased from approximately $312,000 in 1998 to $739,000 in 1999. This is due primarily to an increase of $200,000 of payments to the Consortium on the "Agreement", additional expensed payments of approximately $49,000 to the Consortium relating to the STTR's mentioned above, and compensation expenses totaling $196,000 for services relating to the issuance of stock options.

      General and administrative expenses, including cancelled offering costs in 1998, increased in 1999 to approximately $2,701,000 from $609,000 in 1998. The Company recorded $2,220,000 as compensation expense for services by RADE for warrants issued for management consulting, market analysis and strategic advisory services performed during 1999. The cancelled offering costs in 1998 were approximately $74,000.

      The Company incurred a net loss of approximately $1,791,000 for the year ended March 31, 1999 as compared with a net loss of approximately $1,146,000 for the year ended March 31, 1998. The total compensation expense for services rendered in 1999 of $2,426,000 was offset by the extraordinary gain on extinguishment of debt of approximately $1,428,000.

      Year Ended March 31, 1998 Compared with Year Ended March 31, 1997

      Collaborative research and development revenue remained relatively constant at approximately $20,000 for the year ended March 31, 1998 as compared with approximately $15,000 for the year ended March 31, 1997.

      Research and development expenses decreased to approximately $312,000 for the year ended March 31, 1998 from approximately $479,000 for the year ended March 31, 1997. The decrease was due to the internal shift from the biological to the pharmaceutical focus with research being done through the Consortium.

      General and administrative expenses, including cancelled offering costs in each year, increased slightly to approximately $609,000 for the year ended March 31, 1998 from approximately $598,000 for the year ended March 31, 1997.

      The Company incurred a net loss of approximately $1,146,000 for the year ended March 31, 1998 as compared with a net loss of approximately $1,351,000 for the year ended March 31, 1997. The smaller loss was due to lower interest expense and the decrease in research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through March 31, 1999, the Company financed its operations from (i) the net proceeds of private placements of debt and equity securities and cash contributed from stockholders, which in the aggregate, raised approximately $11,000,000, (ii) payments from research agreements and SBIR grants and STTR Program grants of approximately $1,988,000 and (iii) use of stock, options and warrants in lieu of cash compensation.

      In July 1998, the Company completed a private placement equity offering of $1,000,000 (the "Private Placement"). As a condition to this investment, the Company completed a recapitalization (the "Recapitalization") pursuant to which:
(i) the Company effected a 0.645260-for-1 reverse stock split of all of the shares of Common Stock issued and outstanding immediately prior to the effectiveness of such stock split, resulting in the reduction in the number of issued and outstanding shares of Common Stock from 2,305,166 to 1,487,431 (the "First Reverse Stock Split"); (ii) the Company converted approximately $3,151,000 in indebtedness (consisting of stockholder advances, notes payable and related accrued interest and accounts payable) outstanding immediately prior to the Effective Date into 1,209,962 shares of Common Stock (after giving effect to the First Reverse Stock Split), (iii) 1,794,550 shares of Series A Preferred Stock issued and outstanding immediately prior to the Effective Date were converted into 1,157,931 shares of Common Stock (after giving effect to the First Reverse Stock Split), (iv) 1,600,000 shares of Series B Preferred Stock issued and outstanding immediately prior to the Effective Date were converted into 1,232,133 shares of Common Stock (after giving effect to the First Reverse Stock Split), (v) as a result of the First Reverse Stock Split, options outstanding immediately prior to the Effective Date and held by employees of or consultants to the Company to purchase an aggregate of 1,746,815 shares of Common Stock were automatically converted into options to purchase 1,127,150 shares of Common Stock and the purchase prices thereof were adjusted proportionately and (vi) the total number of authorized shares was increased to 35,000,000, consisting of 30,000,000 shares of Common Stock, $0.01 par value and 5,000,000 shares of Preferred Stock, $0.01 par value. As referred to in Item 4 of this report, in February of 1999 the Company effected a 1-for-2 reverse stock split of all of the shares of Common Stock issued and outstanding immediately prior to the effectiveness of such stock split, resulting in the reduction in the number of issued and outstanding shares of Common Stock from 6,491,135 to 3,245,517.

      The Company has used $100,000 of the net proceeds of the IPO to repay amounts due to the State of Illinois. Substantially all of the remaining net proceeds of the IPO, $9,072,610, will be used to fund the Company's research and development efforts, including clinical and preclinical studies. Any net proceeds not applied to the Company's research and development efforts will be used for working capital and general corporate purposes, including hiring up to 12 additional employees. The amount and timing of expenditures of the net proceeds of the IPO cannot be precisely determined, and will depend on numerous factors, including the status of the Company's product development efforts, the results of clinical trials and the regulatory approval process. The Company may also use a portion of the net proceeds to acquire complementary businesses, products or technologies, although the Company has no agreements and is not involved in any negotiations with respect to any such transaction. Pending such uses, the Company plans to invest the net proceeds from the IPO in short-term, investment-grade, interest-bearing securities.

      The Company's cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with the efforts of the Consortium and general and administrative expenses. Over the next several years, the Company expects to incur substantial additional research and development costs, including costs related to early-stage research in preclinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for expanded research capacity, various equipment needs and facility improvements or relocation.

      The Company was a party to sponsored research agreements with UNC which requires it to fund an aggregate of approximately $100,000 per quarter from April 30, 1999 through April 30, 2002.

      At March 31, 1999, the Company had federal net operating loss carryforwards of approximately $7,506,000, which expire from 2006 through 2019. At March 31, 1999, the Company had available for federal income tax purposes approximately $7,456,000 of alternative minimum tax net operating loss carryforwards which expire from 2006 through 2019. The Company also has approximately $5,405,000 of state net operating loss carryforwards as of March 31, 1999, which expire from 2008 through 2019, available to offset certain future state taxable income for Illinois state tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $924,000 of the Company's net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. At March 31, 1999, the Company had federal tax credit carryforwards of approximately $90,000, which expire from 2008 through 2019.

      The Company believes its existing resources but not including proceeds from any grant the Company may receive, to be sufficient to meet the Company's planned expenditures through December 2000, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

YEAR 2000

      Business interruptions resulting from technology problems arising out of the Year 2000 may adversely affect companies in various industries. The Company currently anticipates that it will still be in the process of conducting clinical trials or otherwise developing its initial products at the onset of the Year 2000. Consequently, it is not likely that the Company will be engaged in time sensitive activities likely to be materially disrupted by the Year 2000 problems. Nevertheless, the Company recently assessed both its information technology systems and other systems to determine the likelihood of a Year 2000 disruption. The Company has recently purchased new accounting software and has been told by the vendor that it is Year 2000 compliant.

      The Company intends to assess the Year 2000 vulnerability of its business partners in mid 1999 to determine which, if any, relationships require corrective action. The Company has received confirmation that the Company's main research affiliates have the appropriate programs in place to achieve Year 2000 compliance.

SPECIAL NOTE--FORWARD-LOOKING STATEMENTS

      Certain statements contained in this report, including, without limitation, statements containing the words "believe," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's need for substantial additional funds and its access to capital markets, the lack of any Company products currently available for sale, the early stages of experiments and the uncertainties involved in clinical trials, the Company's history of operating losses, the dependence of the Company on third party relationships for the manufacture of its products and the performance of its clinical trials, the Company's limited manufacturing capability, existing government regulations and changes in, or the failure to comply with, government regulations; competition; the ability to attract and retain qualified personnel and the Company's dependence on key personnel; the ability to protect technology, patents and proprietary information; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 7. Consolidated Financial Statements and Supplementary Data

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements as of March 31, 1998 and
1999, the Years Ended March 31, 1997, 1998
and 1999 and for the Period October 15, 1984
(Date of Inception) to March 31, 1999 (Unaudited) and Independent Auditors' Report

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS                          18

FINANCIAL STATEMENTS AS OF MARCH 31, 1998 AND 1999
  AND FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND
  1999, AND FOR THE PERIOD FROM OCTOBER 15, 1984
  (DATE OF INCEPTION) TO MARCH 31, 1999 (UNAUDITED):

  Balance Sheets                                                              19

  Statements of Operations                                                    21

  Statements of Common Stockholders' Investment (Deficiency in Assets)        22

  Statements of Cash Flows                                                    23

  Notes to Financial Statements                                            24-39

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Immtech International, Inc.
  (A Development Stage Enterprise):

We have audited the accompanying balance sheets of Immtech International, Inc. (a development stage enterprise) (the "Company") as of March 31, 1998 and 1999, and the related statements of operations, common stockholders' investment (deficiency in assets), and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin

May 28, 1999

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
MARCH 31, 1998 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                       1998         1999

CURRENT ASSETS -
  Prepaid expenses and supplies                            $ 13,634     $  8,364
                                                           --------     --------

           Total current assets                              13,634        8,364
                                                           --------     --------

PROPERTY AND EQUIPMENT (Notes 1 and 3):
  Furniture and equipment                                   296,042      296,042
  Leasehold improvements                                     17,205       17,205
                                                           --------     --------

           Total - at cost                                  313,247      313,247

  Less accumulated depreciation and amortization            256,110      283,230
                                                           --------     --------

Property and equipment - net                                 57,137       30,017

DEFERRED OFFERING COSTS (Notes 1 and 2)                                  513,210


                                                           --------     --------
TOTAL                                                      $ 70,771     $551,591
                                                           ========     ========

See notes to financial statements.

--------------------------------------------------------------------------------

LIABILITIES AND COMMON STOCKHOLDERS'                                           1998            1999
  INVESTMENT (DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
  Accounts payable (Notes 5 and 12)                                        $    395,736    $    508,232
  Accrued interest (Notes 2, 4 and 5)                                           663,013         281,470
  Other accrued liabilities                                                      32,128          50,351
  Advances from stockholders and affiliates (Notes 2 and 4)                     985,172          50,000
  Notes payable (Notes 2 and 5)                                               1,576,450         110,000
                                                                           ------------    ------------

           Total current liabilities                                          3,652,499       1,000,053
                                                                           ------------    ------------

REDEEMABLE PREFERRED STOCK (Notes 2 and 6):
  Series A redeemable, par value $0.01 per share, 1,794,550
     shares authorized and issued, aggregate liquidation
     preference of $2,711,171 as of March 31, 1998,
     converted to 578,954 shares of common stock on July 24,
     1998                                                                     2,711,171

  Series B redeemable, par value $0.01 per share, 1,600,000
     shares authorized and issued, aggregate liquidation
     preference of $2,728,724 as of March 31, 1998,
     converted to 616,063 shares of common stock on July 24, 1998             2,728,724
                                                                           ------------

           Total redeemable preferred stock                                   5,439,895
                                                                           ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 3, 5, 10 and 12)

COMMON STOCKHOLDERS' INVESTMENT (DEFICIENCY IN ASSETS)
  (Notes 2, 4, 5, 6, 8, 11 and 12):
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized and unissued
  Common stock, par value $0.01 per share, 30,000,000 shares authorized,
    743,665 and 3,245,517 shares issued and outstanding as of
    March 31, 1998 and 1999, respectively                                         7,437          32,455
  Additional paid-in capital                                                  4,233,386      10,997,198
  Deficit accumulated during the developmental stage                        (13,262,446)    (11,478,115)
                                                                           ------------    ------------

           Total common stockholders' investment (deficiency in assets)      (9,021,623)       (448,462)
                                                                           ------------    ------------

TOTAL                                                                      $     70,771    $    551,591
                                                                           ============    ============

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1997, 1998 AND 1999 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                                                                October 15,
                                                                                                                    1984
                                                                            Years Ended March 31,               (Inception)
                                                                --------------------------------------------    to March 31,
                                                                    1997            1998            1999            1999
                                                                                                                 (unaudited)
REVENUES (Notes 1, 11 and 12)                                   $     15,000    $     19,552    $    266,952    $  1,988,073
                                                                ------------    ------------    ------------    ------------
EXPENSES:
  Research and development (Notes 1, 8 and 12)                       478,871         312,366         738,762       7,593,207
  General and administrative (Notes 8 and 11)                        532,642         534,984       2,700,923       8,048,619
  Cancelled offering costs                                            65,837          73,984                         584,707
                                                                ------------    ------------                    ------------
           Total expenses                                          1,077,350         921,334       3,439,685      16,226,533
                                                                ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                              (1,062,350)       (901,782)     (3,172,733)    (14,238,460)
                                                                ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                                                  (281,710)       (241,767)        (67,543)     (1,129,502)
  Interest income                                                                                      5,680           5,680
  Miscellaneous (expense) income - net                                (6,503)         (2,148)         15,517          86,503
                                                                ------------    ------------    ------------    ------------
           Other expense - net                                      (288,213)       (243,915)        (46,346)     (1,037,319)
                                                                ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                                    (1,350,563)     (1,145,697)     (3,219,079)    (15,275,779)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
  (Notes 2, 4 and 5)                                                                               1,427,765       1,427,765
                                                                ------------    ------------    ------------    ------------
NET LOSS                                                          (1,350,563)     (1,145,697)     (1,791,314)    (13,848,014)

CONVERSION OF REDEEMABLE PREFERRED STOCK
  (Notes 2 and 6)                                                                                  3,713,334       3,713,334
REDEEMABLE PREFERRED STOCK PREMIUM
  AMORTIZATION (Note 6)                                              100,145          81,696                         440,119

REDEEMABLE PREFERRED STOCK DIVIDENDS (Note 6)                       (368,125)       (413,131)       (137,689)     (1,783,554)
                                                                ------------    ------------    ------------    ------------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                                  $ (1,618,543)   $ (1,477,132)   $  1,784,331    $(11,478,115)
                                                                ============    ============    ============    ============
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS:
  Loss before extraordinary gain                                $      (2.04)   $      (1.69)   $      (1.31)
  Extraordinary gain                                                                                    0.58
                                                                ------------    ------------    ------------
  Net loss                                                             (2.04)          (1.69)          (0.73)
  Redeemable preferred stock conversion, premium amortization
    and dividends                                                      (0.40)          (0.49)           1.46
                                                                ------------    ------------    ------------
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                                        $      (2.44)   $      (2.18)   $       0.73
                                                                ============    ============    ============
SHARES USED IN COMPUTING NET (LOSS) INCOME PER
  SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS                          662,975         676,471       2,446,297
                                                                ============    ============    ============

See notes to financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF COMMON STOCKHOLDERS' INVESTMENT (DEFICIENCY IN ASSETS)
YEARS ENDED MARCH 31, 1997, 1998 AND 1999 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                                                                      Total
                                                                                                     Deficit          Common
                                                            Common                                 Accumulated     Stockholders'
                                                        Shares Issued     Common     Additional    During the         Equity
                                                             and           Stock       Paid-in     Development    (Deficiency in
                                                         Outstanding      Amount       Capital        Stage           Assets)
October 15, 1984 (date of inception)
  Issuance of common stock to founders                     113,243      $  1,132    $    24,868                     $   26,000
                                                         ---------      --------    -----------                     -----------
Balance, March 31, 1985                                    113,243         1,132         24,868                         26,000
  Issuance of common stock                                  85,368           854        269,486                        270,340
  Net loss                                                                                        $   (209,569)       (209,569)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1986                                    198,611         1,986        294,354       (209,569)         86,771
  Issuance of common stock                                  42,901           429        285,987                        286,416
  Net loss                                                                                             (47,486)        (47,486)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1987                                    241,512         2,415        580,341       (257,055)        325,701
  Issuance of common stock                                   4,210            42         28,959                         29,001
  Net loss                                                                                            (294,416)       (294,416)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1988                                    245,722         2,457        609,300       (551,471)         60,286
  Issuance of common stock                                  62,792           628        569,372                        570,000
  Provision for compensation                                                            489,975                        489,975
  Net loss                                                                                            (986,746)       (986,746)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1989                                    308,514         3,085      1,668,647     (1,538,217)        133,515
  Issuance of common stock                                  16,478           165        171,059                        171,224
  Provision for compensation                                                            320,980                        320,980
  Net loss                                                                                            (850,935)       (850,935)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1990                                    324,992         3,250      2,160,686     (2,389,152)       (225,216)
  Issuance of common stock                                     218             2          1,183                          1,185
  Provision for compensation                                                              6,400                          6,400
  Net loss                                                                                            (163,693)       (163,693)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1991                                    325,210         3,252      2,168,269     (2,552,845)       (381,324)
  Issuance of common stock                                  18,119           181         85,774                         85,955
  Provision for compensation                                                            864,496                        864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                     57,917                         57,917
  Net loss                                                                                          (1,479,782)     (1,479,782)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1992                                    343,329         3,433      3,176,456     (4,032,627)       (852,738)
  Issuance of common stock                                 195,790         1,958         66,839                         68,797
  Provision for compensation                                                            191,502                        191,502
  Net loss                                                                                          (1,220,079)     (1,220,079)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1993                                    539,119         5,391      3,434,797     (5,252,706)     (1,812,518)
  Issuance of common stock                                 107,262         1,073         40,602                         41,675
  Provision for compensation                                                             43,505                         43,505
  Net loss                                                                                          (2,246,426)     (2,246,426)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1994                                    646,381         6,464      3,518,904     (7,499,132)     (3,973,764)
  Net loss                                                                                          (1,661,677)     (1,661,677)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1995 (unaudited)                        646,381         6,464      3,518,904     (9,160,809)     (5,635,441)
  Issuance of common stock for compensation                 16,131           161          7,339                          7,500
  Net loss                                                                                          (1,005,962)     (1,005,962)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1996                                    662,512         6,625      3,526,243    (10,166,771)     (6,633,903)
  Issuance of common stock                                  12,986           130          5,908                          6,038
  Provision for compensation - employees                                                 45,086                         45,086
  Provision for compensation - non-employees                                             62,343                         62,343
  Issuance of warrants to purchase common stock                                          80,834                         80,834
  Net loss                                                                                          (1,618,543)     (1,618,543)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1997                                    675,498         6,755      3,720,414    (11,785,314)     (8,058,145)
  Issuance of common stock                                  68,167           682         28,862                         29,544
  Provision for compensation - employees                                                 50,680                         50,680
  Provision for compensation - non-employees                                            201,696                        201,696
  Contributed capital - common stockholders (Note 11)                                   231,734                        231,734
  Net loss                                                                                          (1,477,132)     (1,477,132)
                                                         ---------      --------    -----------   -------------     -----------
Balance, March 31, 1998                                    743,665         7,437      4,233,386    (13,262,446)     (9,021,623)
  Issuance of common stock                                 701,857         7,018        971,472                        978,490
  Provision for compensation - non-employees (Note 8)                                 2,426,000                      2,426,000
  Conversion of redeemable preferred stock to common
    stock (Note 6)                                       1,195,017        11,950      1,852,300                      1,864,250
  Conversion of debt to common stock (Notes 4 and 5)       424,222         4,242        657,555                        661,797
  Conversion of Criticare debt to common stock
    (Notes 4 and 5)                                        180,756         1,808        856,485                        858,293
  Net income                                                                                         1,784,331       1,784,331
                                                         ---------      --------    -----------   -------------     -----------

Balance, March 31, 1999                                  3,245,517      $ 32,455    $10,997,198   $(11,478,115)     $ (448,462)
                                                         =========      ========    ===========   =============     ===========

See notes to financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1998 AND 1999 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                                                                 October 15,
                                                                                                                     1984
                                                                            Years Ended March 31,                (Inception)
                                                               ----------------------------------------------    to March 31,
                                                                   1997              1998             1999           1999
                                                                                                                 (unaudited)
OPERATING ACTIVITIES:
  Net loss                                                     $(1,350,563)      $(1,145,697)     $(1,791,314)   $(13,848,014)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization of
      property and equipment                                        36,814            27,119           27,120         314,910
    Amortization of debt discount                                   62,218            18,616                           80,834
    Amortization of debt issuance costs                             41,743            11,926                           53,669
    Compensation recorded related to issuance of
      common stock or common stock options                         107,429           252,376        2,426,000       4,888,963
    Extraordinary gain on extinguishment of debt                                                   (1,427,765)     (1,427,765)
    Changes in operating assets and liabilities:
      Prepaid expenses and supplies                                 (1,068)            1,068            5,270          (8,364)
      Deferred revenue                                             (15,000)
      Accounts payable                                            (205,487)          187,462          112,496         508,232
      Other accrued liabilities                                    103,152          (101,024)          18,223          50,351
      Accrued interest                                             169,726           208,329                          663,013
                                                               -----------       -----------      -----------    ------------

           Net cash used in operating activities                (1,051,036)         (539,825)        (629,970)     (8,724,171)
                                                               -----------       -----------      -----------    ------------

INVESTING ACTIVITIES - Purchases of property
  and equipment                                                    (17,172)                                          (318,403)
                                                               -----------                                       ------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                        458,500           215,172           50,000       1,035,172
  Proceeds from the issuance of senior subordinated debt           525,000                                            525,000
  Proceeds from the issuance of notes payable                                                                       2,120,194
  Payments on notes payable                                        (39,151)           (3,500)         (11,000)       (108,119)
  Payments for debt issuance costs                                 (53,669)                                           (53,669)
  Payments for extinguishment of debt                                                                (203,450)       (203,450)
  Proceeds from the issuance of Preferred Stock - Series A                                                          1,330,000
  Proceeds from the issuance of Preferred Stock - Series B         250,000                                          2,000,000
  Proceeds from the issuance of common stock                         6,038            17,909          978,490       2,349,782
  Additional capital contributed by stockholders                                     231,734                          231,734
  Payments for offering costs deferred                                                               (184,070)       (184,070)
                                                               -----------       -----------      -----------    ------------

           Cash provided by financing activities                 1,146,718           461,315          629,970       9,042,574
                                                               -----------       -----------      -----------    ------------

NET INCREASE (DECREASE) IN CASH                                     78,510           (78,510)               0               0

CASH, BEGINNING OF PERIOD                                                0            78,510                0               0
                                                               -----------       -----------      -----------    ------------

CASH, END OF PERIOD                                            $    78,510       $         0      $         0    $          0
                                                               ===========       ===========      ===========    ============

SUPPLEMENTAL CASH FLOW INFORMATION
  (Note 9)

See notes to financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

1.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (the "Company") is a biopharmaceutical company focusing on the discovery and development of therapeutic products for the treatment of opportunistic diseases and cancer in patients with compromised immune responses. The Company has two separate platform technologies for developing drugs, one based on developing a new class of molecules as pharmaceuticals and a second for developing a series of biological proteins that work in conjunction with the immune system.

      The Company was incorporated in 1984. The Company is in the development stage and has directed its efforts toward research and development, hiring scientific and management personnel, arranging for facilities and conducting clinical trials. The Company has no products currently available for sale, and none are expected to be commercially available for several years.

      Risks and Uncertainties - Since inception, the Company has incurred accumulated losses of approximately $11,478,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and ultimately, to obtain profitable operations. As discussed in Note 2, on April 26, 1999, the Company completed an initial public offering which raised approximately $9,173,000 of additional equity capital. The net proceeds from the initial public offering are not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. Management's plans for the forthcoming year include continuing their efforts to obtain additional equity financing and research grants, and enter into various research and development agreements with other entities (see Notes 3 and 12).

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method (see Note 3).

      Property and Equipment - Equipment and leasehold improvements are recorded at cost and depreciation and amortization are provided using accelerated methods. Assets are depreciated over five to seven years.

      Debt Issuance Costs and Debt Discounts - Costs incurred in connection with the issuance of the senior subordinated notes were deferred and amortized over the original life of these notes using the interest method. Amortization of approximately $42,000 and $12,000 was charged to operations for the years ended March 31, 1997 and 1998, respectively, as additional interest expense. Discounts related to the issuance of debt were amortized and charged to operations using the interest method.

      Deferred Offering Costs - Costs incurred with respect to a common stock offering in process as of March 31, 1999 have been deferred pending the completion of the offering. As of March 31, 1999, there were approximately $329,000 of deferred offering costs that were unpaid and included in accounts payable. The offering was completed on April 26, 1999 and the costs were netted with the proceeds of the offering.

      Revenue Recognition - Revenue under grants and research and development agreements is recognized based on the Company's estimates of the stage of completion under the terms of the respective agreements.

      Research and Development Costs - All research and development costs are charged to operations as incurred.

      Income Taxes - The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

      Net (Loss) Income Per Share - Net (loss) income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted net (loss) income per share was the same as the basic net (loss) income per share as the stock options and warrants were antidilutive for the years ended March 31, 1997, 1998 and 1999.

      Fair Value Information - Due to the financial condition of the Company as of March 31, 1998, management determined that it was not practicable to estimate the fair value of the Company's financial instruments (notes payable and preferred stock) as of such date. As of March 31, 1999, the carrying value of the notes payable approximated fair value.

      Segment Reporting - The Company is a development stage biopharmaceutical company that operates as one segment.

      Comprehensive Income (Loss) - There is no difference between comprehensive income (loss) and net income (loss) for the years ended March 31, 1998 and 1999.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Approved Accounting Standard Not Adopted - In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is in the process of evaluating the accounting and reporting requirements of SFAS No. 133 and does not believe the adoption of SFAS No. 133 will have a significant effect on the Company's financial statements.

2.    RECAPITALIZATION, PRIVATE PLACEMENT, STOCK SPLITS AND INITIAL PUBLIC
      OFFERING

      On July 24, 1998 (the "Effective Date"), the Company (with stockholder approval) completed a recapitalization (the "Recapitalization) pursuant to which: (i) the Company effected a .645260-for-1 reverse stock split of all of the shares of common stock issued and outstanding immediately prior to the Effective Date, resulting in the reduction in the number of issued and outstanding shares of common stock from 2,305,166 to 1,487,431 (the "First Reverse Stock Split"); (ii) the Company's debtholders converted approximately $3,151,000 in stockholder advances, notes payable and related accrued interest and accounts payable outstanding immediately prior to the Effective Date into 1,209,962 shares of common stock (after giving effect to the First Reverse Stock Split) and approximately $203,000 in cash; (iii) the Company's Series A Preferred stockholders converted 1,794,550 shares of Series A Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,157,931 shares of common stock (after giving effect to the First Reverse Stock Split); (iv) the Company's Series B Preferred stockholders converted 1,600,000 shares of Series B Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,232,133 shares of common stock (after giving effect to the First Reverse Stock Split); (v) the Company converted options outstanding immediately prior to the Effective Date and held by employees of or consultants to the Company to purchase an aggregate of 1,746,815 shares of common stock into options to purchase 1,127,150 shares of common stock (after giving effect to the First Reverse Stock Split); and (vi) the total number of authorized shares was increased to 35,000,000, consisting of 30,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of preferred stock, $.01 par value.

      On January 25, 1999, the Company effected a .5-for-1 reverse stock split of all of the shares of common stock issued and outstanding as of February 5, 1999, resulting in a reduction in the number of issued and outstanding shares from 6,491,135 to 3,245,517 (the "Second Reverse Stock Split") as of December 31, 1998.

      All other share and per share information included in the accompanying financial statements has been restated to reflect the First Reverse Stock Split and the Second Reverse Stock Split.

      Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock for $1.74 per share, or aggregate consideration to the Company of $1,000,000 to certain accredited investors. For services and expenses involved with this Recapitalization, the placement agent New China Hong Kong Securities Limited ("NCHK") received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $.10 per share. On May 17, 1999, NCHK exercised their warrants. For advisory services in this transaction, RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement with RADE was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants expire July 29, 2004.

      On April 26, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering resulting in net proceeds of approximately $9,173,000.

3.    INVESTMENT IN NEXTERA THERAPEUTICS, INC.

      On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and certain other parties, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. NextEra's initial focus will be on the manufacturing and clinical development of recombinant modified CRP ("rmCRP"). NextEra intends to fund rmCRP through the clinical Phases I, II, and III and early commercialization.

      On September 29, 1998, the Company and Franklin entered into a Research and Funding Agreement with NextEra in which Franklin agreed to advance a minimum of $1,350,000 to NextEra to fund the scale-up of manufacturing and Phase I clinical trials. On September 29, 1998, the Company contributed its rmCRP technology, including relevant patents and know-how, as well as use of its current laboratory facilities for 330,000 common shares of NextEra. NextEra's scientists are in the process of preparing drug substance and documents for a Phase I safety study in 30 to 40 cancer patient to be carried out at Northwestern University. The focus of the study is to evaluate the safety and early efficacy of rmCRP in patients with different types of cancer. If Franklin fails to make their investment in NextEra, the Company can purchase the shares owned by Franklin at 90% of their net investment, as defined, in exchange for the Company's common stock (if the Company's common stock is publicly traded), or cash.

      The Company and Franklin estimate that it will take approximately 18 months to complete the initial Phase I clinical trial. At the conclusion of the trial, the data for safety and efficacy will be evaluated and Franklin will have 90 days to decide whether to continue the development of rmCRP in human Phase II and III clinical trials. If Franklin decides to proceed, it has to invest a minimum of an additional $6,500,000 for which Franklin will receive an additional 160,000 common shares of NextEra. In addition, if Franklin elects to proceed, at its option, the Company shall have the right to provide $1,625,000 of the additional investment of $6,500,000 in return for 40,000 of the 160,000 common shares Franklin would receive. At such time the Company will assign its laboratory facilities to NextEra. If Franklin decides not to proceed, the Company can purchase majority control of NextEra by buying NextEra common stock at $1.00 per share until enough shares are purchased for majority control.

      The lead scientist of NextEra, who is also a director of NextEra, received 33,333 shares of NextEra common stock at the formation of NextEra and will receive options to purchase 30,000 additional common shares that will vest upon submission of a new drug application for a product based on rmCRP. NextEra has also reserved 100,000 shares of common stock for issuance as stock options for employees and consultants.

      The Board of Directors of NextEra consists of two directors appointed by the Company and five by Franklin. Unanimous approval of the Board is required for issuance of stock to employees, mergers, sales or disposition of substantially all assets, or liquidation of NextEra. The Company's President is an officer and director of NextEra, and the Company's Chief Financial Officer is also NextEra's Chief Financial Officer. In addition, the principal stockholder in RADE is also a director of NextEra.

      The Company has, on the fifth anniversary of the formation of NextEra, a "put" option of NextEra stock. The exercise of the put will cause NextEra to purchase the stock owned by Immtech at an appraised value, or at $5.00 per share, whichever is lower.

      NextEra has agreed to fund the operation of the Company's primary facility, including salaries related to work on rmCRP, rent and overhead associated with the project. In addition, NextEra has agreed to fund the maintenance and prosecution of all patents that are part of the intellectual property transferred to NextEra by the Company.

      NextEra has incurred accumulated losses of approximately $372,000 since inception (July 8, 1998) through March 31, 1999. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of March 31, 1999, NextEra's current liabilities exceeded its current assets by approximately $377,000 and NextEra had a stockholders' deficiency of approximately $372,000.

      NextEra's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. NextEra's financial plans for the forthcoming year include the continuing efforts to obtain additional equity financing.

      As of March 31, 1999, the Company owned approximately 49% of the issued and outstanding shares of NextEra common stock.

      The following is a summary of the Company's investment in NextEra as of March 31, 1999:

      Investment in NextEra:
        Common stock                                                        $ 2
        Less investment losses recognized                                     2
                                                                            ---

      Net investment                                                        $ 0
                                                                            ===

      The Company has recognized an equity loss in NextEra to the extent of the basis of its original investment. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

      The following is summarized financial information for NextEra as of March 31, 1999 and for the period from inception (July 8, 1998) through March 31, 1999:

      Current assets                                                  $  66,000
      Noncurrent assets                                                   5,000
      Current liabilities:
        Advances from Franklin                                          441,000
        Other                                                             2,000
      Stockholders' equity (deficit)                                   (372,000)
      Revenues                                                               --
      Net loss                                                         (372,000)

4.    ADVANCES FROM STOCKHOLDERS AND AFFILIATES

      Criticare Systems, Inc. ("Criticare"), a significant stockholder of the Company, who, as of March 31, 1998, owned 1,000,000 shares of Series A Preferred Stock, 1,200,000 shares of Series B Preferred Stock and 112,501 shares of common stock, had advanced $597,722 to the Company as of March 31, 1998. Interest on the advances accrued at a rate of 5%. The advances were payable on demand. On

      July 24, 1998, Criticare exchanged $597,722 of advances and $68,368 of accrued interest for 145,353 shares of common stock (see Note 2). The carrying value of the outstanding Criticare indebtedness under the advances in excess of the estimated fair value of the shares of common stock and cash exchanged was accounted for as additional paid-in capital. As of July 24, 1998, Criticare owned 1,087,939 shares (approximately 34%) of the Company's outstanding common stock.

      Certain other stockholders had advanced funds to the Company aggregating $387,450 as of March 31, 1998. The advances were non-interest bearing and payable on demand. On July 24, 1998, the other shareholders exchanged $387,450 of advances for 196,824 shares of common stock (see Note 2). The Company recognized an extraordinary gain on the extinguishment of debt of $80,404 for the outstanding indebtedness under the advances in excess of the estimated fair value of the 196,824 shares of common stock ($307,046) during the year ended March 31, 1999. As of July 24, 1998, none of the other stockholders individually owned more than approximately 8% of the Company's outstanding common stock.

      As of March 31, 1999, NextEra and the Company's president had each advanced $25,000 to the Company. The advances were non-interest bearing and were repaid in May 1999.

5.    NOTES PAYABLE

      Notes payable consist of the following as of March 31, 1998 and 1999:

                                                          1998          1999

      State of Illinois, payment made in May 1999
        upon closure of initial public offering,
        0% interest as of March 31, 1998 and 1999,
        unsecured                                      $ 100,000     $ 100,000

      Northwestern University, payment made in May
        1999, 0% interest as of March 31, 1998 and
        1999, unsecured                                   21,000        10,000

      Criticare term note, due December 31, 1997,
        8.5% interest, unsecured, together with
        accrued interest of $27,201, was exchanged
        for 25,526 shares of common stock on July
        24, 1998                                          89,777

      Senior subordinated notes - Criticare, due
        May 31, 1997, 15% interest, unsecured,
        together with accrued interest of $16,225,
        were exchanged for 9,876 shares of common
        stock on July 24, 1998                            59,000

      Senior subordinated notes - other, due May
        31, 1997, 15% interest, unsecured,
        together with accrued interest of
        $243,712, were exchanged for 143,128
        shares of common stock on July 24, 1998          855,000

      Walsh & Keating, S.C. term note, due
        December 31, 1997, 8.5% interest,
        unsecured, together with accrued interest
        of $25,149, was exchanged for 36,401
        shares of common stock and $28,907 on July
        24, 1998                                         167,139

                                                         1998           1999


      Partners of Walsh & Keating, S.C. term note,
        due December 31, 1997, 8.5% interest,
        unsecured, together with accrued interest
        of $1,605, was exchanged for 2,062 shares
        of common stock and $1,637 on July 24,
        1998                                          $   10,666

      Winston & Strawn term note, due December 31,
        1997, 8.5% interest, unsecured, together
        with accrued interest of $30,428, was
        exchanged for 35,359 shares of common
        stock and $17,679 on July 24, 1998               153,744

      Brinks, Hofer, Gilson & Lione term note, due
        December 31, 1997, 8.5% interest,
        unsecured, together with accrued interest
        of $36,396 and accounts payable of
        $204,327, was exchanged for $150,000 on
        July 24, 1998                                    120,124
                                                      ----------     ---------

      Total notes payable                              1,576,450       110,000
      Less current portion                             1,576,450       110,000
                                                      ----------     ---------
      Long-term debt                                  $        0     $       0
                                                      ==========     =========

      Interest on the State of Illinois loan stopped accruing during the year ended March 31, 1996, when the maximum interest of $281,470 from this loan was reached. The accrued interest obligation was settled with the issuance of 28,147 shares of common stock in May 1999. The interest rate on this loan was 25% prior to when it stopped accruing interest. Interest on the Northwestern University loan stopped accruing during the year ended March 31, 1997, when this loan was restructured to provide Northwestern University with higher monthly payments in exchange for no further interest accrual. Before this loan was restructured, the interest rate was 8.12%.

      On July 24, 1998, the senior subordinated notes, the Criticare term note, the Walsh & Keating related term notes, the Winston & Strawn term note and the Brinks, Hofer, Gilson & Lione term note, together with related accrued interest and accounts payable, were exchanged for shares of common stock and cash (see Note 2). The Company did not have sufficient funds to pay such notes on the original maturity dates indicated and, accordingly, all such notes were in default as of March 31, 1998. In addition, on July 24, 1998, certain other trade creditors exchanged $57,270 of accounts payable for 20,908 shares of common stock and $5,227 cash.

      The carrying value of the outstanding Criticare indebtedness under the term note and senior subordinated notes in excess of the estimated fair value of the shares of common stock and cash exchanged was accounted for as additional paid-in capital, as Criticare is a significant stockholder. During the year ended March 31, 1999, the Company recognized an extraordinary gain on the extinguishment of debt of $1,347,361 for the outstanding aggregate indebtedness under the other term notes and subordinated notes ($1,306,673), related accrued interest ($337,290) and accounts payable ($261,597) in excess of the estimated fair value of the shares of common stock ($354,749) and cash ($203,450) exchanged. As of July 24, 1998, none of these debt holders individually owned more than approximately 8% of the Company's outstanding common stock.

      During the year ended March 31, 1997, approximately $389,000 of notes payable were exchanged, in $1,000 increments, for an equal amount of senior subordinated debt and a detachable warrant to purchase 100 shares of the common stock of the Company. Also during fiscal 1997, the Company sold for $525,000, senior subordinated notes in increments of $1,000, each with a warrant to purchase 100 shares of the Company's common stock. The holders of these warrants would be entitled to purchase a share of common stock, in the event the Company participates in an initial public offering, at a price equivalent to one-half the price in the initial public offering. As of March 31, 1997 and 1998 and 1999, there were warrants outstanding to purchase 91,400 shares of common stock at a price equivalent to $5.00 per share (one-half the price of the April 26, 1999 initial public offering). These warrants expire August 29, 1999.

      The discount on the senior subordinated notes resulted from the allocation of the proceeds from the issuance of the senior subordinated notes to the debt and related stock warrants at their estimated fair value. The estimated fair value of these warrants was $.90 per warrant at the date the warrants were granted, resulting in a discount of $80,834. This discount was amortized using the interest method over the original life of the senior subordinated notes.

6.    REDEEMABLE PREFERRED STOCK

      On July 24, 1998, the Series A and B Preferred stockholders exchanged their preferred shares for an aggregate 1,195,017 shares of common stock (see Note 2). The holders of the Series A and Series B Preferred Stock had cumulative dividend preferences at the rate of 8% per annum, compounded daily, of the liquidation value thereof, plus accumulated and unpaid dividends thereon, in preference to any dividend on common stock, payable when and if declared by the Board of Directors. Dividends accrued whether or not they had been declared and whether or not there were profits, surplus or other funds of the Company legally available for the payment of dividends. In the event the Company declared a dividend or distribution on the common stock, the holders of the preferred stock and the holders of the common stock would have shared pro rata in such dividend or distribution.

      The holders of the Series A and Series B Preferred Stock had the right to convert each share at any time, into one share of common stock. The holders of the preferred stock had the right to vote with the holders of the common stock. The holders had voting rights equivalent to the number of shares of common stock issuable upon conversion.

      The difference between the initial estimated fair value of the Series A Preferred Stock and the aggregate redemption value was amortized by a credit to retained earnings (deficit accumulated during the developmental stage) and a debit to the carrying value of the redeemable preferred stock during the period from issuance to December 21, 1997 using the interest method.

      At any time on or after December 21, 1997, a holder of Series A and B Preferred Stock could have required the Company to redeem all or part of the holder's shares at the liquidation value plus all accrued but unpaid dividends thereon. The Company was required to redeem such shares in a series of eight equal quarterly redemptions commencing on the last day of the calendar quarter occurring at least 30 days following the Company's receipt of the holder's redemption notice. The aggregate future annual redemption requirements of the liquidation value plus accrued unpaid dividends was $5,439,895 as of March 31, 1998.

      The Series A and Series B Preferred Stock had redemption (carrying) values of $2,780,324 and $2,797,260, respectively, as of July 24, 1998. In connection with the Recapitalization, the Series A and Series B Preferred stockholders agreed to accept 578,954 and 616,063 shares of common stock, respectively, for their shares of the preferred stock. The difference between the carrying value of the

      Series A and Series B Preferred Stock and the estimated fair value of the common shares exchanged of $1,877,138 and $1,836,196, respectively, was credited to deficit accumulated during the development stage during the year ended March 31, 1999.

7.    INCOME TAXES

      The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating losses and tax credit carryforwards.

      The Company has no significant deferred income tax liabilities. Significant components of the Company's deferred income tax assets are as follows:

                                                               Years Ended March 31,
                                                    -----------------------------------------
                                                       1997            1998           1999
      Deferred income tax assets:
        Federal net operating loss carryforwards    $ 2,467,000    $ 2,770,000    $ 2,552,000
        State net operating loss carryforwards          247,300        290,000        259,000
        Federal tax credit carryforwards                 86,400         89,100         89,800
                                                    -----------    -----------    -----------

                 Total deferred income tax assets     2,800,700      3,149,100      2,900,800
                                                    -----------    -----------    -----------

      Valuation allowance                            (2,800,700)    (3,149,100)    (2,900,800)
                                                    -----------    -----------    -----------
      Net deferred income taxes recognized
        in the accompanying balance sheets          $         0    $         0    $         0
                                                    ===========    ===========    ===========

      At March 31, 1999, the Company had federal net operating loss carryforwards of approximately $7,506,000 which expire from 2006 through 2019. At March 31, 1999, the Company had available for federal income tax purposes approximately $7,456,000 of alternative minimum tax net operating loss carryforwards which expire from 2006 through 2019. The Company also has approximately $5,405,000 of state net operating loss carryforwards, which expire from 2009 through 2019, available to offset certain future state taxable income for Illinois State tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $924,000 of the Company's net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. At March 31, 1999, the Company had federal tax credit carryforwards of approximately $90,000 which expire from 2008 through 2019.

      The income tax provision consists of the following:

                                                          Years Ended
                                                            March 31,
                                                   --------------------------
                                                   1997       1998       1999
      Current:
        Federal                                     $ 0        $ 0        $ 0
        State                                         0          0          0
                                                    ---        ---        ---

                 Total income tax provision         $ 0        $ 0        $ 0
                                                    ===        ===        ===

      A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

                                                              Years Ended March 31,
                                                         -----------------------------
                                                          1997       1998       1999
      Federal statutory income tax rate                  (34.0)%    (34.0)%    (34.0)%
      State statutory income tax rate                     (4.8)      (4.8)      (4.8)
      Non-deductible compensation                                     7.5       29.2
      Benefit of federal and state net operating loss
        and tax credit carryforwards not recognized       38.8       31.3        9.6
                                                         -----      -----      -----
                 Effective income tax rate                   0%         0%         0%
                                                         =====      =====      =====

8.    STOCK OPTIONS, WARRANTS AND COMMON STOCK

      The Company has granted common stock options to individuals who have contributed to the Company. The options contain various provisions regarding vesting periods, expiration dates, stockholder approval requirements and contingencies on the approval of an increase in the stock option pool by the Board of Directors. The options vest in periods ranging from 0 to 4 years and generally expire in ten years. As of March 31, 1998 and 1999, 480,030 and 516,992 granted options are outstanding, respectively. As of March 31, 1999, there were 2,581 employee stock options available for grant.

      During the years ended March 31, 1997, 1998 and 1999, the Company issued stock options to nonemployees for services rendered to the Company. During the year ended March 31, 1997, 29,036 options were issued and expense of approximately $62,000 was recorded. During the year ended March 31, 1998, 99,141 options were issued and expense of approximately $202,000 was recorded. During the year ended March 31, 1999, 96,787 options were issued and expense of $206,000 was recorded. The expense was determined based on the estimated fair value of the options issued.

      The activity during the years ended March 31, 1997, 1998 and 1999 for the Company's stock options is summarized as follows:

                                                                  Weighted
                                     Number of   Stock Options     Average
                                       Shares     Price Range   Exercise Price

      Outstanding at April 1, 1996    476,430     $0.31-6.88        $0.68
        Granted                        68,397      0.46-0.46         0.46
        Exercised                     (12,986)     0.46-0.46         0.46
        Expired                          (565)     0.46-0.46         0.46
                                     --------     ----------        -----
      Outstanding at March 31, 1997   531,276      0.31-6.88         0.84
        Granted                       144,955      0.59-1.74         1.02
        Exercised                     (68,217)     0.34-0.59         0.44
        Expired                      (127,984)     0.34-6.88         1.48
                                     --------     ----------        -----
      Outstanding at March 31, 1998   480,030      0.31-1.74         0.59
        Granted                        96,787      0.46-2.70         0.68
        Exercised                     (40,650)     0.31-0.34         0.33
        Expired                       (19,175)     0.31-0.59         0.39
                                     --------     ----------        -----
      Outstanding at March 31, 1999   516,992     $0.31-2.70        $0.64
                                     ========     ==========        =====

      Exercisable at March 31, 1999   446,014     $0.31-2.70        $0.67
                                     ========     ==========        =====

      The following table summarizes information about stock options outstanding as of March 31, 1999:

                                Options Outstanding              Options Exercisable
                       -------------------------------------  ------------------------
                                        Weighted
                           Shares        Average    Weighted     Shares       Weighted
                       Outstanding at   Remaining    Average  Exercisable at   Average
         Range of         March 31,    Contractual  Exercise    March 31,     Exercise
      Exercise Prices       1999        Life-Years    Price       1999          Price
       $0.31 to 0.34      120,115          2.10       $ 0.33     120,115       $ 0.33
        0.46 to 0.59      331,709          5.06         0.51     260,731         0.52
        1.74 to 2.70       65,168          9.07         1.88      65,168         1.88
                          -------                                -------

                          516,992          4.88       $ 0.64     446,014       $ 0.67
                          =======                                =======

      On October 12, 1998, RADE received warrants to purchase 750,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants were issued as compensation for management consulting, market analysis and strategic advisory services performed during July through December 1998. The Company recorded a general and administrative expense of $2,220,000 during the year ended March 31, 1999 based upon the estimated fair value of the warrants issued. The warrants expire October 12, 2004.

      The following table summarizes information about common stock warrants outstanding as of March 31, 1999 after giving affect to the April 22, 1999 amendments to certain warrant agreements:

                                                                 Warrants
                         Exercise Price                        Outstanding    Expiration Date
      $5.00 per share (50% of initial public offering price
        per share) (see Note 5)                                    91,400     August 29, 1999
      $.10 per share (see Note 2)                                  75,000     July 29, 2004
      $6.47 per share (as amended on April 22, 1999)
        (see Note 2)                                              225,000     July 29, 2004
      $6.47 per share (as amended on April 22, 1999)              750,000     October 12, 2004
                                                               ----------

      Total warrants outstanding                                1,141,400
                                                               ==========

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. During the year ended March 31, 1997, the Company issued 39,361 options to employees and recognized expense of $45,814 related to those options. During the year ended March 31, 1998, the Company issued 45,814 options to employees and recognized expense of $50,680 related to those options. There were no options issued to employees during the year ended March 31, 1999. The expense was calculated as the difference between the option exercise price and the estimated fair value of the Company's stock as of the date the option was granted. If the Company had recognized compensation expense for the options granted during the years ended

      March 31, 1997 and 1998 and 1999, consistent with the method prescribed by SFAS No. 123, net (loss) income and net (loss) income per share would have been changed to the pro forma amounts indicated below:

                                                              Years Ended March 31,
                                                    ----------------------------------------
                                                        1997           1998          1999
      Net (loss) income attributable to common
        stockholders - as reported                  $(1,618,543)   $(1,477,132)   $1,784,331
      Net (loss) income attributable to common
        stockholders - pro forma                    $(1,623,641)   $(1,503,470)   $1,781,318
      Net (loss) income per share attributable to
        common stockholders - as reported           $     (2.44)   $     (2.18)   $     0.73
      Net (loss) income per share attributable to
        common stockholders - pro forma             $     (2.44)   $     (2.22)   $     0.73

The fair value of stock options used to compute pro forma net (loss) income and net (loss) income per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 Years Ended March 31,
                                          ------------------------------------
                                            1997          1998         1999

      Volatility                            27.5%        27.5%         33.0%
      Risk-free interest rate                6.1%         5.4%          5.4%
      Expected holding period             3.7 years     4.5 years    5.4 years
      Dividend yield                           0%           0%            0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net (loss) income or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted during the years ended March 31, 1997 and 1998 was $2.41 per share each year. There were no employee stock options granted during the year ended March 31, 1999. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The pro forma effect on net (loss) income for the years ended March 31, 1997, 1998 and 1999 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation cost related to grants made prior to April 1, 1996.

9.    SUPPLEMENTAL CASH FLOW INFORMATION

      The Company did not pay any income taxes during the years ended March 31, 1997, 1998 or 1999. The Company paid $8,023, $0 and $0 in interest during the years ended March 31, 1997, 1998 and 1999, respectively.

      Non-Cash Financing Activities:

      During the years ended March 31, 1997, 1998 and 1999, the Company increased the carrying value of the Series A and B Preferred Stock by amounts representing the value of dividends not currently declared or paid, but which are payable under mandatory redemption features. The Company also recorded Series A Preferred Stock premium amortization on the securities. Also, during the years ended March 31, 1997, 1998 and 1999, the Company issued common stock or options as compensation for services. During the year ended March 31, 1997, certain creditors exchanged notes payable and accrued interest on such notes for senior subordinated notes and during the year ended March 31, 1998, the Company issued common stock as consideration for a note payable payment. In connection with the recapitalization (see Note 2) during the year ended March 31, 1999, the preferred stock, and certain debt, accrued interest, accounts payable and shareholder advances were converted to common stock. The amounts of these transactions were as follows:

                                                                                           Years Ended March 31,
                                                                                   ------------------------------------
                                                                                      1997         1998         1999
      Preferred stock dividends accrued                                            $  368,125   $  413,131   $  137,689
      Preferred stock premium amortization                                           (100,145)     (81,696)
      Issuance of common stock, stock options, or stock warrants as compensation
        for services                                                                  107,429      252,376    2,426,000
      Notes payable and accrued interest exchanged for senior subordinated notes      389,000
      Common stock issued as consideration for note payable payment                                (11,635)
      Conversion of preferred stock to common stock                                                           5,577,584
      Conversion of debt, accrued interest and accounts payable to common stock                               1,702,110
      Conversion of Criticare debt to common stock                                                              858,293
      Conversion of shareholder advances to common stock                                                        387,450

10.   COMMITMENTS

      The Company leases office space under an operating lease which requires monthly lease payments of $4,100 through November 1999. Total rental expense was approximately $57,000, $50,000 and $6,000 during the years ended March 31, 1997, 1998 and 1999, respectively. As discussed in Note 3, NextEra agreed to pay the Company's obligation under the operating lease effective May 1, 1998. NextEra made approximately $43,000 of lease payments during the year ended March 31, 1999.

11.   OTHER RELATED PARTY TRANSACTIONS

      During the year ending March 31, 1998, the following payments for various Company expenses were made on behalf of the Company by related parties: approximately $146,000 from Criticare; approximately $56,000 from an investment fund whose directors are also directors of the Company; and approximately $30,000 from certain officers and directors of the Company. These payments were recorded as expenses and additional paid-in capital in the Company's financial statements during the year ended March 31, 1998. There were no such payments during the years ended March 31, 1997 or 1999.

      Transactions with Criticare Systems, Inc.

      As part of agreeing to the private placement of stock by NCHK, Criticare obtained an option to license rmCRP as a therapy for treating sepsis. Sepsis is a bacterial infection which quickly overwhelms the immune systems and can lead to sudden death.

      Criticare's option includes patents and know-how developed by the Company. NextEra has licensed the rights for producing rmCRP back to the Company for use with sepsis applications. Criticare has twelve months from the date of the closing on the private placement by NCHK to raise a minimum of $500,000 to fund both the development of the sepsis technology and the initiation of clinical trials. If Criticare or its assignee is unable to raise the funds, the Company can acquire the sepsis technology from Criticare at market price, determined by negotiations between the two parties or an agreed third party if an agreement on price cannot be reached. The Company is required to pay the cost of maintaining and prosecuting the patents until the initial financing is completed by Criticare or its assignee.

      On July 2, 1998, the Company transferred to Criticare certain of its intangible assets and 86,207 shares of the Company's common stock for $150,000. These assets include rights to the Company's diagnostic products for measuring hemoglobin A1c. in diabetic patients and Carbohydrate Deficient Transferrin ("CDT") as a marker in the blood for long-term alcohol abuse, as well as patents that have been issued for both technologies and exclusive worldwide rights from Northwestern University to develop and sell the products, which now inure to the benefit of Criticare. Criticare will be responsible for the maintenance and prosecution of the patents for both technologies. The shares issued were assigned a fair value of $134,483 and the remainder ($15,517) was recorded as miscellaneous income during the year ended March 31, 1999.

12.   COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

      The Company has various collaborative research agreements with commercial enterprises. Under the terms of these arrangements, the Company has agreed to perform best efforts research and development and, in exchange, the Company may receive advanced cash funding and may also earn additional fees for the attainment of certain milestones. The Company may receive royalties on the sales of such products. The other parties generally receive exclusive marketing and distribution rights for certain products for set time periods in specific geographic areas.

      The Company initially acquired its rights to the platform technology and dicationic compounds developed by a consortium of universities including The University of North Carolina at Chapel Hill ("UNC"), Duke University, Auburn University and Georgia State University (the "Consortium") pursuant to an agreement, dated January 15, 1997 (as amended in May 1998, the "Consortium Agreement") among the Consortium, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and on behalf of itself and the other academic institutions in the Consortium. The Consortium Agreement commits each party to the agreement to research, develop, finance the research and development of, manufacture and market the technology and compounds owned by the Consortium and then licensed or optioned to Pharm-Eco (the "Current Compounds") and licensed to the Company pursuant to the Consortium Agreement, and all technology and compounds developed by the Consortium after the date thereof through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds"). The Consortium Agreement contemplates that the Company and Pharm-Eco, with respect to the Current Compounds, and the Company and UNC, with respect to Future Compounds, will enter into more comprehensive license or assignments of the intellectual property rights held by Pharm-Eco and the Consortium; and that Pharm-Eco and the Company will enter into an arrangement relating to the manufacture of products derived from the Compounds.

      Under the Consortium Agreement, the Company agreed to use its best efforts to complete an initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 or an alternative form of financing ("Alternative Financing") to raise at least $4,000,000 by April 30, 1999. As a result of the closing of the IPO, the Company will:
      (i) use the greater of (x) 33% of the net proceeds from the IPO or (y) $5,000,000, to develop the Compounds; (ii) issue an aggregate of 611,250 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco, which number includes 137,500 shares to be issued to the Consortium; the Company has recorded as research and development costs the estimated fair value of the 611,250 shares in the first quarter of fiscal 2000; (iii) issue warrants to purchase an aggregate of 850,000 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco with a ten-year term from the date of issuance, at an exercise price equal to the weighted average market price of the Company's common stock during the first 20 days of trading on the over-the-counter market, which warrants are exercisable upon the occurrence of certain events and subject to redemption by the Company; and (iv) agree to issue an aggregate of 150,000 shares of common stock collectively to Pharm-Eco or persons designated by Pharm-Eco, which number of shares includes 100,000 shares of common stock to be issued to the Consortium, upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product. In addition, the Company will pay UNC an aggregate royalty of 5% of net sales of Current Products and Future Products, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay UNC, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement and will pay to Pharm-Eco 2.5% of all signing, milestone and other nonroyalty payments made to the Company pursuant to the sublicense agreement.

      As of April 26, 1999: (a) Pharm-Eco will be entitled to designate for appointment one representative to the Company's Board of Directors, (b) UNC will be entitled to designate one person as a non-voting observer of all meetings and other proceedings of the Company's Board of Directors,
      (c) the Company will make quarterly $100,000 research grants to UNC commencing on the final day of the month during which the closing of the offering occurs, and continuing every three months thereafter until, at a minimum, the third anniversary of the offering and (d) the Company will pay all costs to prosecute, maintain and defend all patents and patent applications relating to any Compounds or products.

      Since the gross proceeds of the April 26, 1999 initial public offering were more than $10,000,000, both Pharm-Eco and UNC will grant an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

      In exchange for UNC's and Pharm-Eco's permission to extend the period of time for the Company to fulfill its obligations under the Consortium Agreement, the Company has (i) provided financial support to Dr. Richard Tidwell's laboratory and research covered by the agreement, (ii) paid fees and expenses charged UNC by UNC's patent counsel during the period of the extension, (iii) paid arrearages in research support accrued prior to the date of the First Amendment, (iv) replenished Dr. Tidwell's UNC Department of Pathology & Laboratory Medicine trust fund of all monies spent due to the delay in receipt of the research grants, currently estimated at $150,000 and (v) provide each of UNC and Pharm-Eco with 25,000 shares of common stock of the Company (included in the aforementioned 611,250 shares).

      During the years ended March 31, 1997, 1998 and 1999, the Company made payments to UNC of $100,000, $100,000 and $300,000, respectively. Such payments were expensed as research and development costs.

      The Company entered into an agreement with Pharm-Eco to use reasonable efforts to form a joint venture to produce Good Manufacturing Practices-quality dicationic drugs and products for clinical testing and for early commercialization. The proposed joint venture would manufacture the initial pharmaceutical products (DAP-092 and DB-289). Once the commercial sale of products begins, the Company and Pharm-Eco would deduct their costs associated with making and marketing (including selling, marketing, and regulatory support) products. The remaining margin, after the costs have been subtracted, would be divided equally between the parties. At such time when the Company's sales reach $20 million for DAP-092 and DB-289, the Company could elect not to use Pharm-Eco for manufacturing, whereupon the Company would be required to pay a royalty to Pharm-Eco of no more than 2% of sales.

      In February 1998, the Company received a Small Business Technology Transfer Research Grant for approximately $97,000 from the National Institutes of Health ("NIH") to develop simple, immune-based assays to measure drug presence and concentration in blood. During the years ended March 31, 1998 and 1999, the Company recognized revenue of approximately $20,000 and $78,000, respectively, from this grant. During the years ended March 31, 1998 and 1999, the Company expensed payments to the Consortium in the amount of approximately $15,000 and $50,000, respectively, for their research. Another Small Business Technology Transfer Research Grant for $100,000 was awarded to the Company in May 1998 from the NIH to study the applicability and effectiveness of using prodrug compounds as an oral treatment for tropical diseases such as trypanosomiasis, leishmaniasis and malaria. During the year ended March 31, 1999, the Company recognized revenue of approximately $94,000 from this grant and expensed payments to the Consortium in the amount of approximately $14,000 for their research.

      In March 1998, the Company entered into an option and worldwide exclusive license agreement with Sigma Diagnostics, Inc. ("Sigma") for hemoglobin Alc technology which the Company had the right to. The option part of the agreement allows Sigma to evaluate the technology for potential manufacturing and use on instrumentation developed by Sigma. The option agreement includes a series of payments as specific research milestones are met. The first three milestones were completed and payments by Sigma of $20,000 and $25,000 were received by the Company in April 1998 and June 1998, respectively. A third payment of $50,000 was received in March 1999 and subsequently paid to Criticare in May 1999. The remaining milestone and license payments (which have not been paid) are for $60,000 and will be paid to Criticare, which acquired the Company's rights to future payments from Sigma, as further described in Note 11. In addition, if a license is purchased by Sigma and sales are made through commercial sales, Criticare will receive annual royalty payments. The Company will receive no ongoing revenues nor will it have any further obligations to Sigma.

                                   * * * * * *

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                    Part III

Item 9. Directors and Executive Officers of the Registrant

EXECUTIVE OFFICERS, KEY SCIENTISTS, CONSULTANTS AND DIRECTORS

      The executive officers, key scientists, consultants and directors of the Company are as follows:

         Name               Age                       Position
         ----               ---                       --------
T. Stephen Thompson          52    Director, President and Chief Executive
                                   Officer
Lawrence A. Potempa, Ph.D.   48    Vice President-Research and Chief Scientific
                                   Officer
Gary C. Parks                49    Treasurer, Secretary and Chief Financial
                                   Officer
Byron E. Anderson, Ph.D.     56    Director
Emil Soika                   61    Director

      T. Stephen Thompson, President, Chief Executive Officer and Director. Mr. Thompson has served as a Director since 1991. He joined Immtech in April 1991 from Amersham Corporation, where he was President and Chief Executive Officer. He was responsible for Amersham Corporation's four North American divisions:
Life Sciences, Radiopharmaceuticals, Diagnostics, and Quality and Safety Products. In addition, he had direct responsibility for the Clinical Reagent (in vitro diagnostic) Division in the United Kingdom. He was employed by Amersham Corporation from 1986 to 1991. Mr. Thompson has 20 years' experience in health care with previous positions as President of a small diagnostic start-up, General Manager of the Infectious Disease and Immunology Business Unit in the Diagnostic Division of Abbott Laboratories from 1981 to 1986, and Group Marketing Manager for the Hyland Division of Baxter International Inc. from 1978 to 1981. Mr. Thompson is a Director of Matritech, Inc. (Nasdaq: NMPS). Mr. Thompson holds a B.S. from the University of Cincinnati and an M.B.A. from Harvard University. Mr. Thompson is also President and a Director of NextEra.

      Lawrence A. Potempa, Ph.D., Vice President-Research and Chief Scientific Officer. Dr. Potempa has been employed by the Company for 11 years. Dr. Potempa has over 10 years experience in the Biotechnology industry and has successfully brought the Company's lead biological therapy into human trials. Dr. Potempa has an appointment as an Adjunct Associate Professor of the Department of Medicine at Northwestern University Medical School. Dr. Potempa received his B.S. degree cum laude from Bradley University in 1973 and earned his Ph.D. in biochemistry in 1977 at Northwestern University. He was an NIH postdoctoral fellow in Immunology at Rush Medical College until 1981 and was an Assistant Professor at Rush University in the Department of Immunology/Microbiology until he joined Immtech in 1988. He has over 40 publications and is the lead inventor on 39 of the Company's patents. Dr. Potempa is a member of the American Chemical Society and has received various government grants and other awards for excellence.

      Gary C. Parks, Treasurer, Secretary and Chief Financial Officer. Mr. Parks joined Immtech in January 1994, having previously served at Smallbone, Inc. from 1989 until 1993, where he was Vice President, Finance. Mr. Parks was a Division Controller with International Paper from 1986 to 1989. Prior to that, he was Vice President, Finance of SerckBaker, Inc., a subsidiary of BTR plc, from 1982 to 1986 and a board member of SerckBaker de Venezuela. Mr. Parks holds a B.A. from Principia College and an M.B.A. from the University of Michigan. Mr. Parks is also Chief Financial Officer of NextEra.

      Emil Soika, Director. Mr. Soika has served as Director of the Company since March 1999. Since November 1998, he has served as President of Criticare, developer and manufacturer of medical devices. From 1995 to November 1998, he served as Vice President and General Manager of Spacelabs Medical, Inc., a manufacturer of noninvasive medical diagnostic and monitoring equipment. From 1990 to 1994, he served as President and Chief Executive Officer of Block Medical Inc. He has also held various positions with Baxter International, Inc., where he ultimately served as Division President and General Manager of the Auto Syringe Division, directing international manufacturing and sales operations. Mr. Soika holds a B.S.M.E. from Marquette University and an M.B.A. from Northwestern University.

      Byron E. Anderson, Ph.D., Director. Dr. Anderson was a founder of Immtech and has served as a Director since 1984. He is presently a Professor at Northwestern University Medical School in the Department of Cell, Molecular, and Structural Biology. He is a member of the American Association of Immunologists, the American Society of Molecular and Biological Chemists, the American Association for Advancement of Science, and several other biological and medical research societies. Dr. Anderson received his B.A. in Chemistry and Biology from Kalamazoo College in 1963, and a Ph.D. from the University of Michigan. He was a postdoctoral fellow of the Helen Hay Whitney Foundation, a Senior Investigator of the Arthritis Foundation, and a NIH Research Career Development Awardee. His research areas include peptide, protein and glycoprotein structure and function, as well as immunopathology of autoimmune and cancer diseases.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Messrs. Thompson, Parks, Anderson, Potempa and Ng and RADE filed their Initial Statements of Beneficial Ownership of Securities on Form 3 required by
Section 16(a) approximately 20 days after the filing deadline.

Item 10. Executive Compensation

      Summary Compensation Table. The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer for the fiscal year ended March 31, 1999 and the fiscal year ended March 31, 1998. None of the Company's employees received a salary in excess of $100,000 during the 1998 and 1999 fiscal years.

                           SUMMARY COMPENSATION TABLE

                                             Annual
                                          Compensation    Long-Term Compensation
                                          ------------    ----------------------
  Name And Principal Position      Year    Salary ($)         Options/Sars(#)
  ---------------------------      ----    ----------         ---------------

T. Stephen Thompson                1999      $56,250                0
   President, Chief Executive
   Officer and Director            1998      $12,500                0

      Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. T. Stephen Thompson exercised 24,197 options during the year ended March 31, 1999. The following table sets forth for each of the Named Executive Officers (i) the number of shares acquired as a result of option exercises during the year ended March 31, 1999 and the value realized and (ii) the number and value of securities underlying unexercised options/warrants held at March 31, 1999:

       AGGREGATE OPTION/WARRANT EXERCISES IN YEAR ENDED MARCH 31, 1999 AND
                     OPTION/WARRANT VALUES AT MARCH 31, 1999

                          Exercised                Number of Unexercised              Value of Unexercised
                     Options/Warrants At            Options/Warrants At         In-the Money Options/Warrants at
                      March 31, 1999(1)             March 31, 1999 (#)                March 31, 1999 ($)(1)
                     -------------------    --------------------------------    --------------------------------
                                 Value
         Name        Number     Realized       Exercisable     Unexercisable    Exercisable       Unexercisable
         ----        ------     --------       -----------     -------------    -----------       -------------
T. Stephen Thompson  24,197     $230,839    Options:  36,133         0           $ 328,107              0
                                            Warrants:    800         0           $   4,000              0

----------
(1) Based on a value of $10.00 per share, minus the per share exercise price, multiplied by the number of shares underlying the option/warrant.

EMPLOYMENT AGREEMENTS

      The Company entered into an employment agreement with Mr. Thompson in 1992 pursuant to which the Company retained Mr. Thompson as its President and Chief Executive Officer for an annual base salary of $150,000 (subject to annual adjustment by the Board), plus reimbursement for related business expenses. The agreement, which includes certain confidentiality and non-disclosure provisions, also grants to Mr. Thompson the right to receive an annual bonus to be established by the Board in an amount not to exceed 60% of Mr. Thompson's annual base salary for the year and certain other fringe benefits. If the Company breaches the agreement or Mr. Thompson is terminated by the Company without cause, he is entitled to all payments which he would otherwise accrue over the greater of nine months from the date of termination or the remaining term under the agreement. Additionally, rights to all options granted to Mr. Thompson pursuant to the agreement vest immediately upon his termination without cause or a change of control of the Company. The term of Mr. Thompson's agreement expires on May 11, 1999, subject to automatic renewal for successive one-year terms unless terminated by either party upon 30 days notice. Except for $12,500 paid to Mr. Thompson during the fiscal year ended March 31, 1998, Mr. Thompson has waived any right to receive salary due under his employment agreement prior to June 30, 1998. Beginning July 1, 1998 and continuing until April 30, 1999, Mr. Thompson agreed to accept one-half of his annual salary as full satisfaction of the Company's salary obligation under his employment agreement. Mr. Thompson, effective May 1, 1999, has resumed his full salary rate of $150,000 per annum under his employment agreement, but will not be paid amounts previously waived.

      NextEra has entered into a three year employment agreement with Dr. Potempa, with an option on the part of NextEra to extend the agreement for an additional two year period, whereby Dr. Potempa has been retained as the lead scientist for an annual base salary of $120,000. The Agreement provides that Dr. Potempa shall receive bonuses and salary increases as determined by NextEra's CEO and/or Board of Directors. NextEra issued 33,333 shares to Dr. Potempa upon the formation of NextEra. Additionally, Dr. Potempa received options to purchase 30,000 shares of NextEra upon submission of an NDA relating to rmCRP to a regulatory agency for product approval. These options shall vest immediately if there is a change of control of NextEra. The employment agreement contains confidentiality and non-disclosure provisions.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of April 30, 1999 by (i) each of the Company's Directors and Named Executive Officers, (ii) all directors and executive officers as a group and (iii) each person known to be the beneficial owner of more than 5% of the Shares.

                                                 Number of Shares of       Percentage of
                                                    Common Stock       Outstanding Shares of
               Name and Address                 Beneficially Owned(1)      Common Stock
               ----------------                 ---------------------      ------------
T. Stephen Thompson                                   283,443(2)                5.76%
  c/o Immtech International, Inc.
  1890 Maple Avenue, Suite 110
  Evanston, IL 60201

Byron Anderson, Ph.D.                                 109,322(3)                2.22%
  c/o Northwestern University Medical School
  303 East Chicago Avenue
  Chicago, IL 60611

Criticare Systems, Inc. (4)                         1,093,839                  22.37%
  20925 Cross Road Circle
  Waukesha, WI 53186

University of North Carolina                          611,250(5)               12.51%
  at Chapel Hill/Pharm-Eco Laboratories
  c/o Office of Technology Development
  308 Bynum Hall
  Chapel Hill, NC 27599

All directors and officers                            693,848                  13.52%
  as a group (5 persons)

------------

(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.
(2) Includes 246,510 shares of Common Stock, 800 warrants to purchase Common Stock, and 36,133 shares of Common Stock issuable upon the exercise of options as follows: option to purchase 8,872 shares of Common Stock at $0.46 per share by March 21, 2006; option to purchase 13,066 shares of Common Stock at $0.34 per share by November 27, 2001; and option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008.
(3) Includes 78,834 shares of Common Stock, and 30,488 shares of Common Stock issuable upon the exercise of option as follows: option to purchase 21,777 shares of Common Stock at $0.59 per share by April 13, 2000; option granted to Dr. Anderson's wife to purchase 8,711 shares at $0.34 per share by May 1, 2001.
(4) Criticare Systems, Inc. (Nasdaq: CXIM) designs, manufactures and markets cost-effective patient monitoring systems and noninvasive sensors for a wide range of hospitals and alternate health care environments throughout the worlds.
(5) University of North Carolina at Chapel Hill ("Consortium") and Pharm-Eco jointly own 611,250 shares of Common Stock. At the time of an ANDA or NDA filing, 150,000 additional shares of Common Stock shall be issued. Additionally, upon reaching certain milestones of development, the Consortium and Pharm-Eco are entitled to warrants to purchase 850,000 shares of Common Stock at an exercise price equal to the weighted average market price of the Company's Common Stock during the first 20 days of trading on any stock exchange or in any over-the-counter market.

Item 12. Certain Relationships and Related Transactions

      In addition to the transactions discussed in Item 5 and in Item 6 under Liquidity and Capital Resources, the following related party transactions are disclosed.

PHARMACEUTICAL PRODUCTS-DICATIONS

      The Company initially acquired its rights to the platform technology and dicationic compounds developed by the Consortium pursuant to an Agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Consortium, Pharm-Eco and UNC on behalf of itself and the other academic institutions in the Consortium. The Consortium Agreement commits each party to the agreement to research, develop, finance the research and development of, manufacture and market the technology and compounds owned by the Consortium and then licensed or optioned to Pharm-Eco (the "Current Compounds") and licensed to the Company pursuant to the Consortium Agreement, and all technology and compounds developed by the Consortium after the date thereof through use of Immtech-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds"). The Consortium Agreement contemplates that Immtech and Pharm-Eco, with respect to the Current Compounds, and Immtech and UNC, with respect to Future Compounds, will enter into more comprehensive license or assignments of the intellectual property rights held by Pharm-Eco and the Consortium; and that Pharm-Eco and the Company will enter into an arrangement relating to the manufacture of products derived from the Compounds.

      Under the Consortium Agreement, Immtech agreed to use its best efforts to complete an initial public offering ("IPO") of shares of its Common Stock with gross proceeds of at least $10,000,000 or an alternative form of financing ("Alternative Financing") to raise at least

$4,000,0000 by April 30, 1999. Immtech completed its IPO on April 30, 1999. Under the Consortium Agreement, the Company committed to: (i) use the greater of
(x) 33% of the net proceeds from the IPO or (y) $5,000,000, to develop the Compounds, (ii) issue an aggregate of 611,250 shares of Common Stock to Pharm-Eco or persons designated by Pharm-Eco, which number includes 137,500 shares to be issued to the Consortium, (iii) issue warrants to purchase an aggregate of 850,000 shares of Common Stock to Pharm-Eco or persons designated by Pharm-Eco with a ten-year term from the date of issuance, at an exercise price equal to the weighted average market price of the Company's Common Stock during the first 20 days of trading on any stock exchange or in any over-the-counter market, which warrants are exercisable upon the occurrence of certain events and subject to redemption by Immtech; and (iv) upon the filing by Immtech of an NDA or ANDA with the FDA with respect to any product, issue an aggregate of 150,000 shares of Common Stock collectively to Pharm-Eco or persons designated by Pharm-Eco, which number of shares includes 100,000 shares of Common Stock to be issued to the Consortium. In addition, Immtech will pay UNC an aggregate royalty of 5% of net sales of Current Products and Future Products, except that the Royalty Rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that Immtech sublicenses its rights with respect to the Compounds, Immtech will pay UNC, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to Immtech pursuant to the sublicense agreement and will pay to Pharm-Eco 2.5% of all signing, milestone and other non-royalty payments made to Immtech pursuant to the sublicense agreement.

      As a result of the completion of the IPO: (a) Pharm-Eco is entitled to designate for appointment one representative to Immtech's Board of Directors,
(b) UNC is entitled to designate one person as a non-voting observer of all meetings and other proceedings of Immtech's Board of Directors, (c) Immtech has begun making quarterly $100,000 Research Grants to UNC commencing April, 1999, and continuing every three months thereafter until, at a minimum, April, 2002 and (d) Immtech will pay all costs to prosecute, maintain and defend all patents and patent applications relating to any Compounds or products. As of the filing of this report, Pharm-Eco has not designated its representative to the Immtech Board of Directors and UNC has not designated a non-voting observer.

      Because the gross proceeds of the IPO were more than $10,000,000, both Pharm-Eco and UNC are in the process of granting Immtech an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

      In exchange for UNC's and Pharm-Eco's permission to extend the period of time for Immtech to fulfill its obligations under the Agreement (such obligations having been satisfied upon completion of the IPO), Immtech has (i) provided financial support to Dr. Richard Tidwell's laboratory and research covered by the agreement, (ii) paid fees and expenses charged UNC by UNC's patent counsel during the period of the extension, (iii) replenished Dr. Tidwell's UNC Department of Pathology & Laboratory Medicine trust fund of all monies spent due to the delay in receipt of the Research Grants and (iv) agreed to provide each of UNC and Pharm-Eco with 25,000 shares of Common Stock of Immtech (included in the 611,250 shares described above).

FORMATION OF NEXTERA THERAPEUTICS, INC.

      The Company has entered into a joint venture agreement with Franklin Research Group ("Franklin"), pursuant to which the parties have formed a corporation, NextEra Therapeutics, Inc. ("NextEra"), to develop therapeutic products for treating cancer and related diseases. NextEra will focus initially on the development of rmCRP. NextEra plans to fund the development of rmCRP through Phase I, II and III clinical trials and early commercialization.

      The joint venture agreement, commits Franklin to invest a minimum of $1,350,000 to fund the Phase I human clinical trials using rmCRP in return for 510,000 common shares of NextEra. Of the $1,350,000 minimum investment, NextEra has received $436,000 and Franklin has secured an irrevocable letter of credit in favor of NextEra for $600,000. Immtech has contributed its rmCRP technology, including relevant patents and know-how, as well as the use of its current laboratory facilities, for 330,000 common shares of NextEra. NextEra's scientists are in the process of preparing drug substance and documents for a safety study in 30-40 cancer patients to be carried out at Northwestern University. The focus of the study is to evaluate the safety and early efficacy of rmCRP in patients with different types of cancer.

      At the conclusion of the Phase I trial, the data for safety and efficacy will be evaluated and Franklin will have 90 days to decide to continue the development of rmCRP in human Phase II and III clinical trials. If Franklin decides to proceed, it will invest a minimum of an additional $6,500,000 for which it will receive an additional 160,000 common shares of NextEra. If Franklin decides not to proceed, Immtech can purchase majority control of NextEra by buying stock at $1.00/share until enough shares are purchased for majority control. In addition, if Franklin elects to proceed, at its option, Immtech can invest $1,625,000 of the $6,500,000 required of Franklin after the Phase I trial, in which event Franklin will receive only 40,000 of the 160,000 shares to which it otherwise would be entitled.

      In addition to the shares of NextEra that are held by Immtech and Franklin, 33,000 shares are held by Dr. Potempa, 100,000 shares will be reserved for issuance to employees of the Company and Dr. Potempa has been granted an option to purchase 30,000 shares.

      The Company has, on the fifth anniversary of NextEra, a "put" option of NextEra stock. The exercise of the put will cause NextEra to purchase the stock owned by Immtech at an appraised value, or at $5.00 per share, whichever is lower.

      NextEra will fund the operation of Immtech's primary facility, including compensatory costs related to work on rmCRP and overhead associated with the project. In addition, NextEra will fund the maintenance and prosecution of all patents that are part of the intellectual property transferred to NextEra by Immtech.

      As of March 31, 1999, NextEra had advanced $25,000 to the Company. The advance was noninterest bearing and was subsequently repaid in May 1999.

CONSULTING ARRANGEMENTS

      RADE has been engaged by the Company since July 1998 to assist in various aspects of the Company's ongoing operations, including analyzing the market potential of the Company's products, developing a long term strategy for exploitation of the Company's products and assisting in the negotiation of agreements with other parties which performed services for the Company. Such services have been provided on behalf of RADE by Messrs. James Ng, Eric Sorkin and Ms. Cecilia Chan. As compensation for the services which RADE has provided, in July and October of 1998, the Company granted to RADE warrants to purchase 225,000 shares of Common Stock and 750,000 shares of Common Stock, respectively, exercisable at $6.47 per share, subject to certain vesting conditions. In October 1998, in recognition of RADE's continued efforts, the Company waived the conditions to vesting of the RADE warrants.

      The Company may continue to consult with RADE from time to time. The Company anticipates, however, that the net proceeds from the IPO will be sufficient to enable the Company to hire additional management personnel, eliminating the need to rely upon RADE to supplement its management personnel.

      RADE has agreed not to sell any of their Shares, warrants or underlying Shares for the twenty-four month period (the "Initial Twenty-four Month Period") commencing April, 1999. RADE further has agreed not to sell or transfer any of their Shares unless the sooner of (1) the Share market price, adjusted for splits and like transactions, closes at or above $20.00 per share for a period of 20 consecutive trading days or (2) April, 2004.

      The Company has also agreed, through April 2000, if so requested by RADE, to nominate and use its best efforts to elect two designees of RADE as directors of the Company, or at RADE's option, as non-voting advisers to the Company's Board of Directors. RADE has not yet exercised its right to designate such persons.

CRITICARE SYSTEMS, INC.

      Criticare Systems, Inc. ("Criticare"), a shareholder, has advanced $597,722 and $590,000 to the Company as of June 30, 1998 and 1997, respectively. These advances plus accrued interest of $66,474 have been converted into an aggregate of 145,843 shares of Common Stock.

      Criticare, the largest shareholder in Immtech, agreed to the Private Placement by New China Hong Kong Securities Limited ("NCHK"). In connection with the Recapitalization and other related transactions, Criticare obtained an option to license rmCRP as a therapy for treating sepsis. Sepsis is a bacterial infection which quickly overwhelms the immune systems and can lead to sudden death.

      On June 25, 1998 Criticare agreed to pay Immtech $150,000 (which amount Immtech chose to apply toward extinguishing outstanding indebtedness of Immtech to a service vendor) in exchange for 86,207 shares of Common Stock and the following additional consideration: (i) all of Immtech's right, title and interest in the Patent #5,484,735, which is used in the development of a hemoglobin A1c ("HbA1c") assay to minor diabetics for long term diet and glucose control; (ii) all of Immtech's right, title and interest in the Patent #5,702,904 which is used in the development of a carbohydrate deficient transferrin ("CDT") blood to screen individuals who abuse alcohol over a sustained period of time; (iii) all of Immtech's rights under the Sigma Diagnostics, Inc. ("Sigma") Agreement dated as of March 23, 1998, including up to $110,000 in license fees payable by Sigma upon Sigma's exercise of options to license technology to conduct research and evaluation; (iv) all of Immtech's rights with respect to the License agreements between Immtech and Northwestern University dated as of March 10, 1998 and as of October 27, 1994, the former license agreement involving certain patent rights and know-how relating to Immunoassay Constructs to Quantitate Glucosylated-Hemoglobin and other Glucosylated Serum Proteins (NU 8403) and the latter license agreement involving certain inventions in the field of Immunoassay for Identifying Alcoholics and Monitoring Alcohol Consumption (NU 9134); (v) an exclusive, royalty-free, world-wide license under Patent 5,405,832 to Potempa, granted as of April 11, 1995 to utilize rmCRP for the treatment of sepsis, a life threatening disease caused by bacteria that overwhelm the body's immune response; (vi) the right to sue for past infringement with respect to all of the foregoing; and (vii) all other rights reasonably required to make, use, sell and offer for sale products based on or related to the assigned assets. Under the agreement, Criticare is not assuming any other liabilities or obligations of any nature or kind, including any of Immtech's liabilities for obligations to Northwestern University under the Northwestern NU 8403 License and the

Northwestern NU 9134 License that occurred prior to the closing. Additionally for a period of three years following closing, Immtech has agreed to make available to Criticare the part-time services of Dr. Potempa to consult with and advise Criticare regarding research, testing, FDA compliance and approval, manufacture and commercialization of the products or applications covered by the above referenced patents. In exchange for Dr. Potempa's services, Criticare will reimburse Immtech for Immtech's out-of-pocket salary and employee benefit plan expenses, pro rata, with respect to Dr. Potempa. For a period of five years from the time of closing, Criticare shall have the option of purchasing supplies of rmCRP from Immtech. Criticare also, may manufacture rmCRP. If Criticare does decide to manufacture rmCRP, Immtech will provide all necessary know-how and expertise to enable Criticare to manufacture the molecule in commercially viable quantities. Criticare has until July of 1999 to raise a minimum of $500,000 to fund the development of a sepsis product and begin clinical trials. If Criticare is not successful in raising the funds, Immtech has a right to acquire the technology at market value. As of March 31, 1999, the Company owed Criticare $50,000 for payments received from Sigma. The amount was subsequently paid in May 1999.

      In November 1997, Criticare advanced $120,000 on behalf of the Company in order to fulfill a patent payment obligation of the Company to UNC. T. Stephen Thompson, CEO of Immtech, reimbursed Criticare for the advancement of funds by purchasing 20,425 shares of Criticare common stock (calculated using the average of the high and low quotation price for Criticare's common stock on the NASDAQ on the day of reimbursement). Criticare and Mr. Thompson have released Immtech from any obligation to repay either of them with respect to the patent payment.

OTHER RELATED PARTY TRANSACTIONS

      In January 1998, in connection with the acquisition of a "public shell" corporation that the Company was considering merging into, certain stockholders of the Company, including T. Stephen Thompson, President and Chief Executive Officer of the Company, made royalty payments to UNC on behalf of the Company in the amount of $56,000. The payments were made on a voluntary basis in order to preserve the Company's rights to the assets licensed from UNC pending completion of the proposed merger between the Company and the "public shell" corporation. Thereafter, the Board of Directors of the Company voted not to pursue the proposed merger and the $56,000 advanced on behalf of the Company was deemed to represent a contribution to the Company's additional paid-in capital. As of March 31, 1999 T. Stephen Thompson had advanced $25,000 to the Company. The advance was non-interest bearing and was subsequently repaid in May 1998.

      Other shareholders have converted interest free advances of $387,450 as of June 30, 1998 into an aggregate of 196,824 shares of Common Stock.

Item 13. Exhibits, and Reports on Form 8-K

      (A) EXHIBITS

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

      (B) REPORTS ON FORM 8-K.

      No reports on Form 8-K have been filed during the past quarter.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(2) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                IMMTECH INTERNATIONAL, INC.


                                By: /s/  T. Stephen Thompson
                                    ------------------------------------------
                                         T. Stephen Thompson
                                         Chief Executive Officer and President

Date: June 28, 1999

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                          Date
                  ---------                                          ----

/s/ T. Stephen Thompson
---------------------------------------------------
T. Stephen Thompson
President, Chief Executive Officer and Director                 June 28, 1999


/s/ Gary C. Parks
---------------------------------------------------
Gary C. Parks
Treasurer, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)                    June 28, 1999


/s/ Byron E. Anderson
---------------------------------------------------
Byron E. Anderson
Director                                                        June 28, 1999


/s/ Emil Soika
---------------------------------------------------
Emil Soika
Director                                                        June 28, 1999

                                  EXHIBIT INDEX

Exhibit     Description
-------     -----------

3.1(4)      Certificate of Incorporation of the Company

3.2(3)      By-laws of the Company

4.1(2)      Form of Common Stock Certificate

4.2(4)      Warrant Agreement relating to the Underwriters' Warrants

4.3(4) Warrant Agreement dated July 24, 1998 by and between the Company and RADE Management Corporation

4.4(4) Warrant Agreement dated October 12, 1998 by and between the Company and RADE Management Corporation

4.5(3) Warrant Agreement dated July 24, 1998 by and between the Company and The New China Hong Kong Securities Ltd.

4.6(3) Registration Agreement dated December, 1992 by and among the Company, Marquette Ventures Partners II, L.P. and certain investors

10.1(3) Consulting Agreement dated May 15, 1998 by and between the Company and RADE Management Corporation

10.2(3)*    1993 Stock Option and Award Plan

10.3(3) Letter Agreement dated January 15, 1997 between the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.4(3) Letter Agreement dated May 29, 1998 between the Company and Franklin Research Group, Inc.

10.5(3) Indemnification Agreement dated June 1, 1998 between the Company and RADE Management Corporation

10.6(3) Letter Agreement dated June 24, 1998 between the Company and Criticare Systems, Inc.

10.7(3) Letter Agreement dated June 25, 1998 between the Company and Criticare Systems, Inc.

10.8(3)     Option Agreement dated April 20, 1998 between the Company and
            ImmvaRx

10.9(3) Material Transfer and Option Agreement dated March 23, 1998 by and between the Company and Sigma Diagnostics, Inc.

10.10(3) License Agreement dated March 10, 1998 by and between the Company and Northwestern University

10.11(3) License Agreement dated October 27, 1994 by and between the Company and Northwestern University

10.12(3) Settlement Agreement and Release dated June 29, 1998 by and between the Company and Brinks, Hofer, Gilson & Lione

10.13(3) Assignment of Intellectual Properties dated June 29, 1998 between the Company and Criticare Systems, Inc.

10.14(3) Assignment Agreement dated June 26, 1998 by and between the Company and Criticare Systems, Inc.

10.15(3) International Patent, Know-How and Technology License Agreement dated June 29, 1998 by and between the Company and Criticare Systems, Inc.

10.16(3) Assignment Agreement dated June 29, 1998 by and between the Company and Criticare Systems, Inc.

10.17(3)*   Employment Agreement dated 1992 by and between the Company and T.
            Stephen Thompson

10.18(4) Amendment, dated January 15, 1999, to Letter Agreement between the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.19(4) Funding and Research Agreement dated September 30, 1998 by and among the Company, Next Era Therapeutics, Inc. and Franklin Research Group, Inc.

10.20(4) Office Lease dated December 5, 1991, as amended, by and between the Company and Shaw Realty Services, Inc., as agent for CHS Evanston One Associates, Limited Partnership

10.21(2) Amendment, dated March 8, 1999, to Letter Agreement between the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.22(2)    Form of One Year Lock-Up Agreement executed by HPK Aeersborg, Duane
            F. Anderson, Robert E. Bellin, Robert F. Benz, M. R. Braun (U.S. Bank National Association Trustee, Dorsey & Whitney Master Trust FBO Struyk), Howard D. Brous, Barbara A. Buhrow, Tim Connolly, Edward O. Cox, Milton Datsopoulos, Joseph G. and Lila M. Dellosso, Tin Y. Eng, Frederick Frank, Susan K. Goodrich, Charles T. Graham, James C. Hale, Michael M. Harshbarger, Nadine Healy, Rick Kash, N.C. Joseph Lai, Paul N. Lavins, Richard G. Lione, Charles F. Manker, Phillip H. Martin, Daniel J. McCarty, M.D., Aleta Renee Ryder Mellon, Executrix
            - The Estate of Lawrence Patrick Mellon, Thomas O. Moe, Douglas B. Neumann, D. H. Nimmer, Sandra Topp and William Offenkrantz, M.D., Dale Phelps, Larry & Alan Phelps, Kenneth G. Pigott, Nicholos K. Pontikes, Nicholos R. Pontikes, William N. Pontikes, James L. Popken, James G. Randolph, Raymond A. Reister, Gerhard J. Von der Ruhr, Marc Von der Ruhr, James R. Sanger, Frank R. Schmid, Herbert
            A. Schmiedel, Jack W. Schuler, Robert J. Struyk, Frederick W. Wackerle and Jeanette C. and James R. Wollinka

10.23(2) Form of One Year Plus 200% Lock-Up Agreement executed by Byron E. Anderson, Gary C. Parks, Lawrence A. Potempa and T. Stephen Thompson

10.24(1)    Two Year Plus 200% Lock-Up Agreement executed by James Ng

10.25(1)*   Employment Agreement dated 1998 by and between NextEra and Lawrence
            Potempa

27.1(1)     Financial Data Schedule

----------
*     Management Contract
(1)   Filed herewith.
(2) Incorporated by Reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on March 30, 1999.
(3) Incorporated by Reference to the Company's Registration Statement on Form SB-2 (Registration Statement No 333-64393), as filed with the Securities and Exchange Commission on September 28, 1998.
(4) Incorporated by Reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on February 11, 1999.