Form 10QSB
period 1999-06-30
IMMTECH INTERNATIONAL INC
filed 1999-08-16
CIK 882509

Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to___________.

                        Commission file number 001-14907

                          IMMTECH INTERNATIONAL, INC.
--------------------------------------------------------------------------------
              (Name of Small Business as specified in its Charter)

           Delaware                                            39-1523370
---------------------------------                       ------------------------
(State or other jurisdiction of                            (I. R. S. Employer
 incorporation or organization)                            Identification No.)


1890 Maple Avenue, Suite 110, Evanston, Illinois                  60201
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (847) 869-0033
Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class                              Name of Each Exchange
                                                 in which Registered
------------------------------------             -------------------------------
Common Stock, $.01 per share                     Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of July 30, 1999, 5,139,453 shares of the Registrant's Common Stock were Outstanding.

      Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

                                     PART I.

Item 1. Financial Statements

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   June 30,          March 31,
ASSETS                                               1999              1999

CURRENT ASSETS:
  Cash and cash equivalents                      $  8,525,242
  Prepaid expenses and supplies                        15,864      $      8,364
                                                 ------------      ------------

    Total current assets                            8,541,106             8,364
                                                 ------------      ------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                             341,168           296,042
  Leasehold improvements                               17,205            17,205
                                                 ------------      ------------

    Total - at cost                                   358,373           313,247

  Less accumulated depreciation
    and amortization                                  290,010           283,230
                                                 ------------      ------------

    Property and equipment - net                       68,363            30,017

DEFERRED OFFERING COSTS                                                 513,210
                                                 ------------      ------------
TOTAL                                            $  8,609,469      $    551,591
                                                 ============      ============

LIABILITIES AND COMMON STOCKHOLDERS'
  INVESTMENT (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable                               $    219,620      $    508,232
  Accrued interest                                                      281,470
  Other accrued liabilities                            33,872            50,351
  Advances from stockholders
    and affiliates                                                       50,000
  Notes payable                                                         110,000
                                                 ------------      ------------

    Total current liabilities                         253,492         1,000,053
                                                 ------------      ------------

COMMON STOCKHOLDERS' INVESTMENT
  (DEFICIENCY IN ASSETS)
  Preferred stock
  Common stock                                         51,346            32,455
  Additional paid-in capital                       26,676,764        10,997,198
  Deficit accumulated during the
    developmental stage                           (18,372,133)      (11,478,115)
                                                 ------------      ------------

    Total common stockholders'
      investment (deficiency in
      assets)                                       8,355,977          (448,462)
                                                 ------------      ------------

TOTAL                                            $  8,609,469      $    551,591
                                                 ============      ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                   October 15,
                                                        Three Months Ended            1984
                                                             June 30,              (Inception)
                                                  ----------------------------     to June 30,
                                                      1999             1998           1999
REVENUES                                          $      5,788    $    136,909    $  1,993,861
                                                  ------------    ------------    ------------

EXPENSES:
  Research and development                           6,614,714         310,499      14,207,921
  General and administrative                           350,138         117,621       8,398,757
  Cancelled offering costs                                                             584,707
                                                  ------------    ------------    ------------

           Total expenses                            6,964,852         428,120      23,191,385
                                                  ------------    ------------    ------------

LOSS FROM OPERATIONS                                (6,959,064)       (291,211)    (21,197,524)
                                                  ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                     (53,800)     (1,129,502)
  Interest income                                       64,842                          70,522
  Miscellaneous income (expense) - net                     204           1,123          86,707
                                                  ------------    ------------    ------------

    Other income (expense) - net                        65,046         (52,677)       (972,273)
                                                  ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                      (6,894,018)       (343,888)    (22,169,797)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT                                                                            1,427,765
                                                  ------------    ------------    ------------

NET LOSS                                            (6,894,018)       (343,888)    (20,742,032)

CONVERSION OF REDEEMABLE PREFERRED STOCK                                             3,713,334

REDEEMABLE PREFERRED STOCK PREMIUM
  AMORTIZATION                                                                         440,119

REDEEMABLE PREFERRED STOCK DIVIDENDS                                  (108,502)     (1,783,554)
                                                  ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                    $ (6,894,018)   $   (452,390)   $(18,372,133)
                                                  ============    ============    ============

NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS:
  Net loss                                        $      (1.54)   $      (0.46)
  Redeemable preferred stock dividends                                   (0.15)
                                                  ------------    ------------

NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                             $      (1.54)   $      (0.61)
                                                  ============    ============

SHARES USED IN COMPUTING NET LOSS
  PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                       4,464,313         743,715
                                                  ============    ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   October 15,
                                                        Three Months Ended            1984
                                                             June 30,              (Inception)
                                                  ----------------------------     to June 30,
                                                      1999             1998           1999

OPERATING ACTIVITIES:
  Net loss                                        $ (6,894,018)   $   (343,888)   $(20,742,032)
  Adjustments to reconcile net loss
    to net cash (used in) provided
    by operating activities:
    Depreciation and amortization of
      property and equipment                             6,780           6,780         321,690
    Amortization of debt discount and
      issuance costs                                                                   134,503
    Compensation recorded related to
      issuance of common stock or
      common stock options                           6,216,277          23,667      11,105,240
    Extraordinary gain on extinguishment
      of debt                                                                       (1,427,765)
    Changes in operating assets and
      liabilities:
      Prepaid expenses and supplies                     (7,500)         (2,496)        (15,864)
      Accounts payable                                (288,612)        (28,944)        219,620
      Other accrued liabilities                        (16,479)        423,211          33,872
      Accrued interest                                                  53,463         663,013
                                                  ------------    ------------    ------------

        Net cash (used in) provided by
          operating activities                        (983,552)        131,793      (9,707,723)
                                                  ------------    ------------    ------------

INVESTING ACTIVITIES - Purchases
  of property and equipment                            (45,126)                       (363,529)
                                                  ------------    ------------    ------------

FINANCING ACTIVITIES:
  (Repayments of) advances from
    stockholders and affiliates                        (50,000)                        985,172
  Proceeds from the issuance of
    senior subordinated debt                                                           525,000
  Proceeds from the issuance
    of notes payable                                                                 2,120,194
  Payments on notes payable                           (110,000)         (3,500)       (218,119)
  Payments for debt issuance costs                                                     (53,669)
  Payments for extinguishment of debt                                                 (203,450)
  Proceeds from the issuance of
    Preferred Stock - Series A                                                       1,330,000
  Proceeds from the issuance of
    Preferred Stock - Series B                                                       2,000,000
  Proceeds from the issuance of
    common stock                                     9,713,920                       11,879,632
  Additional capital contributed
    by stockholders                                                                    231,734
  Payments for offering costs deferred                                 (60,511)
                                                  ------------    ------------    ------------

        Cash provided by (used in)
          financing activities                       9,553,920         (64,011)     18,596,494
                                                  ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS            8,525,242          67,782       8,525,242

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                        0               0               0
                                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  8,525,242    $     67,782    $  8,525,242
                                                  ============    ============    ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared by Immtech International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's previously filed Form 10-KSB.

2.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - The Company is a biopharmaceutical company focusing on the discovery and development of therapeutic products for the treatment of opportunistic diseases and cancer in patients with compromised immune responses. The Company has two separate platform technologies for developing drugs, one based on developing a new class of molecules as pharmaceuticals and a second for developing a series of biological proteins that work in conjunction with the immune system.

      The Company was incorporated in 1984. The Company is in the development stage and has directed its efforts toward research and development, hiring scientific and management personnel, arranging for facilities and conducting clinical trials. The Company has no products currently available for sale, and none are expected to be commercially available for several years.

      Risks and Uncertainties - Since inception, the Company has incurred accumulated losses of approximately $18,372,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and ultimately, to obtain profitable operations. On April 30, 1999, the Company completed an initial public offering which raised approximately $9,173,000 of additional equity capital. The net proceeds from the initial public offering are not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. Management's plans for the forthcoming year include continuing their efforts to obtain additional equity financing and research grants, and enter into various research and development agreements with other entities.

      Cash Equivalents - The Company considers all investments with purchased maturities of less than three months to be cash equivalents. Cash equivalents consist of overnight time deposits.

      Property and Equipment - Equipment and leasehold improvements are recorded at cost and depreciation and amortization are provided using accelerated methods. Assets are depreciated over five to seven years.

      Deferred Offering Costs - Costs incurred with respect to a common stock offering in process as of March 31, 1999 were deferred pending the completion of the offering. As of March 31, 1999, there were approximately $329,000 of deferred offering costs that were unpaid and included in accounts payable. The offering was completed on April 30, 1999 and the costs were netted with the proceeds of the offering.

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

      Net (Loss) Income Per Share - Net (loss) income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted net (loss) income per share was the same as the basic net (loss) income per share as the stock options and warrants were antidilutive for the three months ended June 30, 1999 and 1998.

      Segment Reporting - The Company is a development stage biopharmaceutical company that operates as one segment.

      Comprehensive Income (Loss) - There is no difference between comprehensive income (loss) and net income (loss) for the three months ended June 30, 1999 and 1998.

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

3.    RECAPITALIZATION, PRIVATE PLACEMENT, STOCK SPLITS AND INITIAL PUBLIC
      OFFERING

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

      On April 30, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering resulting in net proceeds of approximately $9,173,000. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. The warrants expire April 30, 2003.

4.    ADVANCES FROM STOCKHOLDERS AND AFFILIATES

      Criticare Systems, Inc. ("Criticare"), a significant stockholder of the Company, who, as of March 31, 1998, owned 1,000,000 shares of Series A Preferred Stock, 1,200,000 shares of Series B Preferred Stock and 112,501 shares of common stock, had advanced $597,722 to the Company as of March 31, 1998. Interest on the advances accrued at a rate of 5%. The advances were payable on demand. On July 24, 1998, Criticare exchanged $597,722 of advances and $68,368 of accrued interest for 145,353 shares of common stock. The carrying value of the outstanding Criticare indebtedness under the advances in excess of the estimated fair value of the shares of common stock and cash exchanged was accounted for as additional paid-in capital. As of July 24, 1998, Criticare owned 1,087,939 shares (approximately 34%) of the Company's outstanding common stock.

      Certain other stockholders had advanced funds to the Company aggregating $387,450 as of March 31, 1998. The advances were non-interest bearing and payable on demand. On July 24, 1998, the other shareholders exchanged $387,450 of advances for 196,824 shares of common stock. The Company recognized an extraordinary gain on the extinguishment of debt of $80,404 for the outstanding indebtedness under the advances in excess of the estimated fair value of the 196,824 shares of common stock ($307,046) during the three months ended September 30, 1998. As of July 24, 1998, none of the other stockholders individually owned more than approximately 8% of the Company's outstanding common stock.

      As of March 31, 1999, NextEra Therapeutics, Inc. ("NextEra"), an affiliate, and the Company's president had each advanced $25,000 to the Company. The advances were non-interest bearing and were repaid in May 1999.

5.    NOTES PAYABLE

      Notes payable consisted of the following as of March 31, 1999:

      State of Illinois, payment made in May 1999
        upon closure of initial public offering,
        0% interest, unsecured                                      $100,000

      Northwestern University, payment made in
        May 1999, 0% interest, unsecured                              10,000
                                                                    --------

      Total notes payable                                           $110,000
                                                                    ========

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

      On July 24, 1998, certain notes payable to Criticare aggregating $89,777 and related accrued interest of $27,201 were exchanged for 25,526 shares of common stock. The carrying value of the outstanding

      Criticare indebtedness such notes in excess of the estimated fair value of the shares of common stock exchanged was accounted for as additional paid-in capital, as Criticare is a significant stockholder.

      On July 24, 1998, certain notes payable aggregating $1,365,673, related accrued interest aggregating $353,515 and accounts payable aggregating $261,597 were exchanged for 247,734 shares of common stock and $203,450 cash. During the three months ended September 30, 1998, the Company recognized an extraordinary gain on the extinguishment of debt of $1,347,361 for the outstanding aggregate indebtedness under such notes ($1,306,673), related accrued interest ($337,290) and accounts payable ($261,597) in excess of the estimated fair value of the shares of common stock ($354,749) and cash ($203,450) exchanged. As of July 24, 1998, none of these debt holders individually owned more than approximately 8% of the Company's outstanding common stock.

6.    REDEEMABLE PREFERRED STOCK

      On July 24, 1998, Series A and B Preferred stockholders exchanged their preferred shares for an aggregate 1,195,017 shares of common stock. The holders of the Series A and Series B Preferred Stock had cumulative dividend preferences at the rate of 8% per annum, compounded daily, of the liquidation value thereof, plus accumulated and unpaid dividends thereon, in preference to any dividend on common stock, payable when and if declared by the Board of Directors. Dividends accrued whether or not they had been declared and whether or not there were profits, surplus or other funds of the Company legally available for the payment of dividends.

      The difference between the initial estimated fair value of the Series A Preferred Stock and the aggregate redemption value was amortized by a credit to retained earnings (deficit accumulated during the developmental stage) and a debit to the carrying value of the redeemable preferred stock during the period from issuance to December 21, 1997 using the interest method.

      The Series A and Series B Preferred Stock had redemption (carrying) values of $2,780,324 and $2,797,260, respectively, as of July 24, 1998. In connection with the Recapitalization, the Series A and Series B Preferred stockholders agreed to accept 578,954 and 616,063 shares of common stock, respectively, for their shares of the preferred stock. The difference between the carrying value of the Series A and Series B Preferred Stock and the estimated fair value of the common shares exchanged of $1,877,138 and $1,836,196, respectively, was credited to deficit accumulated during the development stage during the three months ended September 30, 1998.

7.    STOCK OPTIONS, WARRANTS AND COMMON STOCK

      The Company had 5,134,614 shares and 3,245,517 shares of common stock outstanding as of June 30, 1999 and March 31, 1999, respectively.

      The Company has granted common stock options to individuals who have contributed to the Company. The options contain various provisions regarding vesting periods, expiration dates, stockholder approval requirements and contingencies on the approval of an increase in the stock option pool by the Board of Directors. The options vest in periods ranging from 0 to 4 years and generally expire in ten years. As of June 30, 1999 there were options outstanding to purchase 495,868 shares of common stock. As of June 30, 1999, there were 2,581 employee stock options available for grant.

      During the three months ended June 30, 1999, the Company issued 2,176 stock options to nonemployees for services rendered to the Company, and recorded expense of approximately $37,000 for these options. The expense was determined based on the estimated fair value of the options issued.

      The activity during the three months ended June 30, 1999 for the Company's stock options is summarized as follows:

                                                                    Weighted
                                     Number of    Stock Options      Average
                                      Shares       Price Range    Exercise Price

Outstanding at April 1, 1999         516,992       $0.31-2.70        $ 0.64
  Granted                              2,176             0.59          0.59
  Exercised                           23,300         0.34-.59          0.59
                                     -------       ----------        ------
Outstanding at June 30, 1999         495,868        0.31-2.70          0.64
                                     =======       ==========        ======

Exercisable at June 30, 1999         429,326       $0.31-2.70        $ 0.67
                                     =======       ==========        ======

      On October 12, 1998, RADE received warrants to purchase 750,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants were issued as compensation for management consulting, market analysis and strategic advisory services performed during July through December 1998. The Company recognized $1,110,000 as a general and administrative expense during each of the three month periods ended September 30, 1998 and December 31, 1998, based upon the estimated fair value of the warrants issued. The warrants expire October 12, 2004.

      The following table summarizes information about common stock warrants outstanding as of June 30, 1999 after giving affect to the April 22, 1999 amendments to certain warrant agreements:

                                                   Warrants
                Exercise Price                   Outstanding    Expiration Date


$5.00 per share                                      90,000     August 29, 1999
$6.47 per share (as amended on April 22, 1999)      225,000     July 29, 2004
$6.47 per share                                     750,000     October 12, 2004
$16.00 per share                                    100,000     April 30, 2003
$20.52 per share                                    850,000     April 30, 2009
                                                  ---------

Total warrants outstanding                        2,015,000
                                                  =========

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. There were no common stock options issued to employees during the three months ended June 30, 1999 and 1998.

8.    COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

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

      Under the Consortium Agreement, the Company agreed to use its best efforts to complete an initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 or an alternative form of financing ("Alternative Financing") to raise at least $4,000,000 by April 30, 1999. As a result of the closing of the IPO, the Company will:
      (i) use $5,000,000, to develop the Compounds; (ii) issue an aggregate of 611,250 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco, which number includes 137,500 shares to be issued to the Consortium; the Company has recorded $6,112,500 research and development costs based on the estimated fair value of the 611,250 shares issued during the three months ended June 30, 1999; (iii) issue warrants to purchase an aggregate of 850,000 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco with a ten-year term from the date of issuance, at an exercise price equal to the weighted average market price of the Company's common stock during the first 20 days of trading on the over-the-counter market ($20.52 per share), which warrants are exercisable upon the occurrence of certain events and subject to redemption by the Company; and (iv) agree to issue an aggregate of 150,000 shares of common stock collectively to Pharm-Eco or persons designated by Pharm-Eco, which number of shares includes 100,000 shares of common stock to be issued to the Consortium, upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product. In addition, the Company will pay UNC an aggregate royalty of 5% of net sales of current products and future products, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay UNC, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement and will pay to Pharm-Eco 2.5% of all signing, milestone and other nonroyalty payments made to the Company pursuant to the sublicense agreement.

      As a result of the April 30, 1999 IPO: (a) Pharm-Eco is entitled to designate for appointment one representative to the Company's Board of Directors, (b) UNC is entitled to designate one person as a non-voting observer of all meetings and other proceedings of the Company's Board of Directors, (c) the Company is required to make quarterly $100,000 research grants to UNC commencing on the final day of the month during which the closing of the offering occurs, and continuing every three months thereafter until, at a minimum, the third anniversary of the offering and
      (d) the Company will pay all costs to prosecute, maintain and defend all patents and patent applications relating to any Compounds or products.

      Since the gross proceeds of the April 30, 1999 initial public offering were more than $10,000,000, both Pharm-Eco and UNC will grant an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

      During the three months ended June 30, 1999 and 1998, the Company expensed payments to UNC of $350,000 and $200,000, respectively. Such payments were expensed as research and development costs.

      The Company has entered into an agreement with Pharm-Eco to use reasonable efforts to form a joint venture to produce Good Manufacturing Practices-quality dicationic drugs and products for clinical testing and for early commercialization. The proposed joint venture would manufacture the initial pharmaceutical products (DAP-092 and DB-289). Once the commercial sale of products begins, the Company and Pharm-Eco would deduct their costs associated with making and marketing (including selling, marketing, and regulatory support) products. The remaining margin, after the costs have been subtracted, would be divided equally between the parties. At such time when the Company's sales reach $20 million for DAP-092 and DB-289, the Company could elect not to use Pharm-Eco for manufacturing, whereupon the Company would be required to pay a royalty to Pharm-Eco of no more than 2% of sales.

                                   * * * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      Immtech International, Inc. ("Immtech" or the "Company") is a biopharmaceutical company focused on the discovery and commercialization of therapeutics for the treatment of patients afflicted with opportunistic infectious diseases, cancer or compromised immune systems. The Company has two independent programs for developing drugs. The first is based on a technology for the design of a new class of pharmaceutical compounds commonly referred to as dications. The Company believes that pharmaceutical dications can be designed to inhibit the growth of a wide variety of infectious organisms which cause fungal, protozoan parasitic, bacterial and viral diseases. The second is based on biological proteins that work in conjunction with the body's immune system. These biological proteins are derivatives of C-Reactive Protein ("CRP"), which occurs naturally in the body and which the Company believes can be used to control the structural environment around cancerous tumors and to reprogram cancerous cells to stop growing uncontrollably and revert to normal cell behavior.

      With the exception of research agreements and past development funding from Centocor, Sigma-Aldrich and certain research grants, the Company has not generated any revenue from operations. For the period from inception to June 30, 1999, the Company incurred a cumulative net loss of $18,372,133. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to research grants from Small Business Technology Transfer Program Grants ("STTR") and payments from other collaborators under arrangements that my be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

      Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998.

      Revenues under collaborative research and development agreements were approximately $6,000 and $137,000 in the quarters ended June 30, 1999 and 1998, respectively. In the quarter ended June 30, 1999, there were grant revenues of approximately $6,000 from STTR Programs from the National Institutes of Health ("NIH") while for the quarter ended June 30, 1998 the grant revenue from the NIH was $42,000. The balance of the revenue in the quarter ended June 30, 1998 was $45,000 from a license agreement with Sigma Diagnostics that has since been transferred to Criticare Systems, Inc. and $50,000 as an option payment from Franklin Research Group, Inc.

      Interest income for the quarter ended June 30, 1999 was approximately $65,000. Interest is generated on the cash balances on hand from the proceeds of the initial public offering in April 1999 (the "IPO"). There was no interest income in the quarter ended June 30, 1998. There was no interest expense for the quarter ended June 30, 1999. Interest expense for the quarter ending June 30, 1998 was $53,800.

      Research and development expenses increased from approximately $310,000 in the quarter ended June 30, 1998 to $6,615,000 in the quarter ended June 30, 1999. This is due primarily to compensation expenses of approximately $6,113,000 for the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North Carolina at Chapel Hill ("UNC"), acting on behalf of a consortium of universities including UNC, Duke University, Auburn

University and Georgia State University (the "Consortium"), compensation expenses totaling $67,000 for services relating to the issuance of stock options, and contractual payments of $150,000 for research and development activities.

      General and administrative expenses increased in the quarter ended June 30, 1999 to approximately $350,000 from approximately $118,000 in the quarter ended June 30, 1998. No general and administrative salaries were taken in the quarter ended June 30, 1998. In the quarter ended June 30, 1999, salaries and related fringes were approximately $67,000, Directors and Officers liability insurance was $50,000, outside contractual services, including patent expenses, increased $110,000 and compensation expense totaling $37,000 was recorded for services relating to the issuance of stock options

      The Company incurred a net loss of approximately $6,894,000 for the quarter ended June 30, 1999 as compared with a net loss of approximately $344,000 for the quarter ended June 30, 1998. The additional loss was primarily due to compensation expense for services rendered and research and development expenses related to the common stock issued to Pharm-Eco and the Consortium in the quarter ended June 30, 1999 for an aggregate of $6,217,000.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through June 30, 1999, the Company financed its operations from (i) the net proceeds of the IPO effective April 26, 1999, (ii) the net proceeds of private placements of debt and equity securities and cash contributed from stockholders, which in the aggregate, raised approximately $20,173,000, (iii) payments from research agreements and SBIR grants and STTR Program grants of approximately $1,994,000 and (iv) use of stock, options and warrants in lieu of cash compensation.

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

      The Company was a party to sponsored research agreements with UNC which requires it to fund an aggregate of approximately $100,000 per quarter through April 30, 2002.

      The Company believes its existing resources, but not including proceeds from any grant the Company may receive, to be sufficient to meet the Company's planned expenditures through December 2000, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

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

      The Company is assessing the Year 2000 vulnerability of its business partners to determine which, if any, relationships require corrective action. The Company has received confirmation that the Company's main research affiliates have the appropriate programs in place to achieve Year 2000 compliance.

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

                                    Part II

Item 2. Use of Proceeds

      In April 1999, the Company sold 1,150,000 shares of common stock at $10.00 per share (which included the underwriters overallotment of 150,000 shares) through the IPO. The U.S. underwriter Westport Resources handled the placement of 300,000 shares plus the overallotment of 150,000 shares. The international underwriter The New China Hong Kong Securities LTD placed the remaining 700,000 shares. The gross proceeds from the IPO totaled $11,500,000 and the net proceeds totaled $9,172,610. $2,327,390 in proceeds from the IPO were used as follows:

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

Substantially all of the remaining net proceeds of the IPO will be used to fund the Company's research and development efforts, including clinical and preclinical studies. Any net proceeds not applied to the Company's research and development efforts will be used for working capital and general corporate purposes, including hiring up to 10 additional employees. The amount and timing of expenditures of the net proceeds of the IPO cannot be precisely determined, and will depend on numerous factors, including the status of the Company's product development efforts, the results of clinical trials and the regulatory approval process. The Company may also use a portion of the net proceeds to acquire complementary businesses, products or technologies, although the Company has no agreements and is not involved in any negotiations with respect to any such transaction. Pending such uses, the Company continues to invest the net proceeds from the IPO in short-term, investment-grade, interest-bearing securities.

      Subsequent to the expenses described above and for the two months after the IPO ended June 30, 1999, the Company has used the proceeds as follows:

    Arrearage in research support                             $150,000
    Debt elimination                                          $110,000
    Research and development generally                        $271,904
    Patent protection                                         $ 70,173
    Working capital and general corporate purposes            $296,225

Item 6. Exhibits, and Reports on Form 8-K

      (A) EXHIBITS

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

      (B) REPORTS ON FORM 8-K

      No reports on Form 8-K have been filed during the past quarter.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMMTECH INTERNATIONAL, INC.


                                        By: /s/ T. Stephen Thompson
                                            ------------------------------------
                                                T. Stephen Thompson
                                                Chief Executive Officer and
                                                President

Date: August 13, 1999

                                            /s/ Gary C. Parks
                                            ------------------------------------
                                                Gary C. Parks
                                                Treasurer, Secretary and Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)

                                  EXHIBIT INDEX

Exhibit             Description
-------             -----------

27.1(1)        Financial Data Schedule