Form 10QSB
period 1999-09-30
IMMTECH INTERNATIONAL INC
filed 1999-11-12
CIK 882509

Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999.

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

                                                 Name of Each Exchange
Title of Each Class                              in which Registered
------------------------------------             -------------------------------
Common Stock, $.01 per share                     Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of October 31, 1999, 5,219,329 shares of the Registrant's Common Stock were Outstanding.

      Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

                                     PART I.

Item 1. Financial Statements

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   September 30,     March 31,
ASSETS                                                 1999            1999

CURRENT ASSETS:
  Cash and cash equivalents                        $  8,052,259
  Prepaid expenses and supplies                          45,265    $      8,364
                                                   ------------    ------------

           Total current assets                       8,097,524           8,364
                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                               343,491         296,042
  Leasehold improvements                                 17,205          17,205
                                                   ------------    ------------

           Total - at cost                              360,696         313,247

  Less accumulated depreciation
    and amortization                                    296,917         283,230
                                                   ------------    ------------

           Property and equipment - net                  63,779          30,017

DEFERRED OFFERING COSTS                                                 513,210
                                                   ------------    ------------

TOTAL                                              $  8,161,303    $    551,591
                                                   ============    ============

LIABILITIES AND COMMON STOCKHOLDERS'
  INVESTMENT (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable                                 $     74,575    $    508,232
  Accrued interest                                                      281,470
  Other accrued liabilities                             227,424          50,351
  Advances from stockholders and affiliates                              50,000
  Notes payable                                                         110,000
                                                   ------------    ------------

           Total current liabilities                    301,999       1,000,053
                                                   ------------    ------------

COMMON STOCKHOLDERS' INVESTMENT
  (DEFICIENCY IN ASSETS):
    Preferred stock
    Common stock                                         52,193          32,455
    Additional paid-in capital                       27,136,960      10,997,198
    Deficit accumulated during the
      developmental stage                           (19,329,849)    (11,478,115)
                                                   ------------    ------------

           Total common stockholders'
             investment (deficiency in assets)        7,859,304        (448,462)
                                                   ------------    ------------

TOTAL                                              $  8,161,303    $    551,591
                                                   ============    ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                                                        October 15,
                                                        Three Months Ended                Six Months Ended                 1984
                                                           September 30,                    September 30,             (Inception) to
                                                   -----------------------------     -----------------------------     September 30,
                                                       1999             1998             1999             1998             1999
REVENUES                                           $     56,102     $     48,357     $     61,890     $    185,266     $  2,049,963
                                                   ------------     ------------     ------------     ------------     ------------

EXPENSES:
  Research and development                              696,941           38,638        7,311,655          349,137       14,904,862
  General and administrative                            414,272        1,309,014          764,410        1,426,635        8,813,029
  Cancelled offering costs                                                                                                  584,707
                                                   ------------     ------------     ------------     ------------     ------------

           Total expenses                             1,111,213        1,347,652        8,076,065        1,775,772       24,302,598
                                                   ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                 (1,055,111)      (1,299,295)      (8,014,175)      (1,590,506)     (22,252,635)
                                                   ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                       (13,743)                          (67,543)      (1,129,502)
  Interest income                                        97,395            4,921          162,237            4,921          167,917
  Miscellaneous income (expense) - net                                    14,394              204           15,517           86,707
                                                   ------------     ------------     ------------     ------------     ------------

           Other income (expense) - net                  97,395            5,572          162,441          (47,105)        (874,878)
                                                   ------------     ------------     ------------     ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                         (957,716)      (1,293,723)      (7,851,734)      (1,637,611)     (23,127,513)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT                                                              1,427,765                         1,427,765        1,427,765
                                                   ------------     ------------     ------------     ------------     ------------

NET (LOSS) INCOME                                      (957,716)         134,042       (7,851,734)        (209,846)     (21,699,748)

CONVERSION OF REDEEMABLE PREFERRED
  STOCK                                                                3,713,334                         3,713,334        3,713,334

REDEEMABLE PREFERRED STOCK PREMIUM
  AMORTIZATION                                                                                                              440,119

REDEEMABLE PREFERRED STOCK DIVIDENDS                                     (29,187)                         (137,689)      (1,783,554)
                                                   ------------     ------------     ------------     ------------     ------------

NET (LOSS) INCOME  ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                           $   (957,716)    $  3,818,189     $ (7,851,734)    $  3,365,799     $(19,329,849)
                                                   ============     ============     ============     ============     ============

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS:
  Net (loss) income                                $      (0.19)    $       0.05     $      (1.63)    $      (0.12)
  Conversion of redeemable preferred
  stock net of Redeemable preferred
  stock dividends                                                           1.42                              2.13
                                                   ------------     ------------     ------------     ------------

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                           $      (0.19)            1.47     $      (1.63)    $       2.01
                                                   ============     ============     ============     ============

SHARES USED IN COMPUTING NET (LOSS)
  INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                              5,169,339        2,589,567        4,818,871        1,671,659
                                                   ============     ============     ============     ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                        October 15,
                                                            Three Months Ended              Six Months Ended               1984
                                                               September 30,                  September 30,           (Inception) to
                                                       ----------------------------    ----------------------------    September 30,
                                                           1999            1998            1999            1998             1999
OPERATING ACTIVITIES:
  Net (loss) income                                    $   (957,716)   $    134,042    $ (7,851,734)   $   (209,846)   $(21,699,748)
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
    Depreciation and amortization of
      property and equipment                                  6,908           6,780          13,688          13,560         328,598
    Amortization of debt discount and
      issuance costs                                                                                                        134,503
    Compensation recorded related to issuance
      of common stock or common stock options               113,650       1,110,000       6,329,927       1,133,667      11,218,890
    Extraordinary gain on extinguishment
      of debt                                                            (1,427,765)                     (1,427,765)     (1,427,765)
    Changes in operating assets and
      liabilities:
      Prepaid expenses and supplies                         (29,402)          5,480         (36,902)          3,250         (45,266)
      Accounts payable                                     (145,045)         11,202        (433,657)        (25,056)         74,575
      Other accrued liabilities                             193,552        (373,589)        177,073          49,622         227,424
      Accrued interest                                                                                                      663,013
                                                       ------------    ------------    ------------    ------------    ------------

           Net cash used in operating
             activities                                    (818,053)       (533,850)     (1,801,605)       (462,568)    (10,525,776)
                                                       ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES - Purchases of
  property and equipment                                     (2,323)                        (47,449)                       (365,852)
                                                       ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES:
  (Repayments of) advances from stockholders
    and affiliates                                                                          (50,000)                        985,172
  Proceeds from the issuance of senior
    subordinated debt                                                                                                       525,000
  Proceeds from the issuance of notes
    payable                                                                                                               2,120,194
  Payments on notes payable                                                                (110,000)         (3,500)       (218,119)
  Payments for debt issuance costs                                                                                          (53,669)
  Payments for extinguishment of debt                                      (203,450)                       (203,450)       (203,450)
  Proceeds from the issuance of Preferred
    Stock - Series A                                                                                                      1,330,000
  Proceeds from the issuance of Preferred
    Stock - Series B                                                                                                      2,000,000
  Proceeds from the issuance of common
    stock                                                   347,393         965,140      10,061,313         965,140      12,227,025
  Additional capital contributed by
    stockholders                                                                                                            231,734
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash provided by financing
             activities                                     347,393         761,690       9,901,313         758,190      18,943,887
                                                       ------------    ------------    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                         (472,983)        227,840       8,052,259         295,622       8,052,259

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     8,525,242          67,782
                                                       ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $  8,052,259    $    295,622    $  8,052,259    $    295,622    $  8,052,259
                                                       ============    ============    ============    ============    ============

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

      Risks and Uncertainties - Since inception, the Company has incurred accumulated losses of approximately $19,330,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

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

      Net (Loss) Income Per Share - Net (loss) income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted net (loss) income per share was the same as the basic net (loss) income per share as the stock options and warrants were antidilutive for the three months ended September 30, 1999 and 1998, and the six months ended September 30, 1999 and 1998.

      Segment Reporting - The Company is a development stage biopharmaceutical company that operates as one segment.

      Comprehensive Income (Loss) - There is no difference between comprehensive income (loss) and net income (loss) for the three months ended September 30, 1999 and 1998, and the six months ended September 30, 1999 and 1998.

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

      Approved Accounting Standard Not Adopted - In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is in the process of evaluating the accounting and reporting requirements of SFAS No. 133, as amended by SFAS No. 137, and does not believe the adoption of SFAS No. 133 will have a significant effect on the Company's financial statements. This statement is required to be adopted no later than the year ended March 31, 2002.

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

      On July 24, 1998, certain notes payable to Criticare aggregating $89,777 and related accrued interest of $27,201 were exchanged for 25,526 shares of common stock. The carrying value of the outstanding Criticare indebtedness under such notes in excess of the estimated fair value of the shares of common stock exchanged was accounted for as additional paid-in capital, as Criticare is a significant stockholder.

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

7. STOCK OPTIONS, WARRANTS AND COMMON STOCK

      The Company had 5,219,329 shares and 3,245,517 shares of common stock outstanding as of September 30, 1999 and March 31, 1999, respectively.

      The Company has granted common stock options to individuals who have contributed to the Company. The options contain various provisions regarding vesting periods, expiration dates, stockholder approval requirements and contingencies on the approval of an increase in the stock option pool by the Board of Directors. The options vest in periods ranging from 0 to 4 years and generally expire in ten years. As of September 30, 1999, there were options outstanding to purchase 479,053 shares of common stock. As of September 30, 1999, there were 2,581 employee stock options available for grant.

      During the three months ended September 30, 1999, the Company issued no stock options to nonemployees for services rendered to the Company. During the six months ended September 30, 1999, the Company issued 2,176 stock options to non-employees for services rendered to the Company and recorded an expense of approximately $37,000 for these options. The expense was determined based on the estimated fair value of the options issued.

      The activity during the six months ended September 30, 1999 for the Company's stock options is summarized as follows:

                                                                    Weighted
                                        Number of  Stock Options     Average
                                         Shares     Price Range   Exercise Price

Outstanding at April 1, 1999            516,992     $0.31-2.70       $  0.64
  Granted                                 2,176           0.59          0.59
  Exercised                              40,115      0.31-0.59          0.54
                                        -------     ----------       -------
Outstanding at September 30, 1999       479,053     $0.31-2.70       $  0.65
                                        =======     ==========       =======

Exercisable at September 30, 1999       416,948     $0.31-2.70       $  0.68
                                        =======     ==========       =======

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

      The following table summarizes information about common stock warrants outstanding as of September 30, 1999 after giving affect to the April 22, 1999 amendments to certain warrant agreements:

                                                  Warrants
              Exercise Price                     Outstanding     Expiration Date

$6.47 per share (as amended on April 22, 1999)      225,000     July 29, 2004
$6.47 per share                                     750,000     October 12, 2004
$16.00 per share                                    100,000     April 30, 2003
$20.52 per share                                    850,000     April 30, 2009
                                                  ---------

Total warrants outstanding                        1,925,000
                                                  =========

      During the three months and six months ended September 30, 1999, certain warrant holders exercised warrants to purchase 67,900 shares and 69,300 shares of common stock at $5.00 per share, respectively. The warrants, which were issued during the year ended March 31, 1997, had an August 29, 1999 expiration date. Warrants to purchase 22,100 shares of common stock expired as of such date.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," but applies

      Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. There were no common stock options issued to employees during the three months ended September 30, 1999 and 1998, and the six months ended September 30, 1999 and 1998.

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

      Under the Consortium Agreement, the Company agreed to use its best efforts to complete an initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 or an alternative form of financing ("Alternative Financing") to raise at least $4,000,000 by April 30, 1999. As a result of the closing of the IPO, the Company: (i) will use $5,000,000, to develop the Compounds; (ii) has issued an aggregate of 611,250 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco, which number includes 137,500 shares issued to the Consortium; the Company has recorded $6,112,500 research and development costs based on the estimated fair value of the 611,250 shares issued during the three months ended June 30, 1999; (iii) will issue warrants to purchase an aggregate of 850,000 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco with a ten-year term from the date of issuance, at an exercise price equal to the weighted average market price of the Company's common stock during the first 20 days of trading on the over-the-counter market ($20.52 per share), which warrants are exercisable upon the occurrence of certain events and subject to redemption by the Company; and (iv) agrees to issue an aggregate of 150,000 shares of common stock collectively to Pharm-Eco or persons designated by Pharm-Eco, which number of shares includes 100,000 shares of common stock to be issued to the Consortium, upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product. In addition, the Company will pay UNC an aggregate royalty of 5% of net sales of current products and future products, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay UNC, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement and will pay to Pharm-Eco 2.5% of all signing, milestone and other nonroyalty payments made to the Company pursuant to the sublicense agreement.

      As a result of the April 26, 1999 IPO: (a) Pharm-Eco is entitled to designate for appointment one representative to the Company's Board of Directors, (b) UNC is entitled to designate one person as a non-voting observer of all meetings and other proceedings of the Company's Board of Directors, (c) the Company is required to make quarterly $100,000 research grants to UNC commencing on the final day of the month during which the closing of the offering occurs, and continuing every three months thereafter until, at a minimum, the third anniversary of the offering and
      (d) the Company will pay all costs to prosecute, maintain and defend all patents and patent applications relating to any Compounds or products.

      During the three months ended September 30, 1999 and 1998, the Company expensed grant payments to UNC of $100,000 and $0, respectively. During the six months ended September 30, 1999 and 1998, the Company expensed grant payments to UNC of $450,000 and $200,000, respectively. Such payments were expensed as research and development costs.

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

                                   * * * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      Immtech International, Inc. ("Immtech" or the "Company") is a biopharmaceutical company focused on the discovery and commercialization of therapeutics for the treatment of patients afflicted with opportunistic infectious diseases, cancer or compromised immune systems. The Company has two independent programs for developing drugs. The first is based on a technology for the design of a new class of pharmaceutical compounds commonly referred to as dications. The Company believes that pharmaceutical dications can be designed to inhibit the growth of a wide variety of infectious organisms which cause fungal, parasitic protozoan, bacterial and viral diseases. The second is based on biological proteins that work in conjunction with the body's immune system. These biological proteins are derivatives of C-Reactive Protein ("CRP"), which occurs naturally in the body and which the Company believes can be used to control the structural environment around cancerous tumors and to reprogram cancerous cells to stop growing uncontrollably and revert to normal cell behavior.

      With the exception of research agreements and past development funding from Centocor, Sigma-Aldrich and certain research grants, the Company has not generated any revenue from operations. For the period from inception to September 30, 1999, the Company incurred a cumulative net loss of $19,329,849. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to research grants from Small Business Technology Transfer Program Grants ("STTR") and payments from other collaborators under arrangements that my be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

      Six Months Ended September 30, 1999 Compared with Six Months Ended September 30, 1998.

      Revenues under collaborative research and development agreements were approximately $62,000 and $185,000 in the six months ended September 30, 1999 and 1998,respectively. In the six months ended September 30, 1999, there were grant revenues of approximately $62,000 from STTR Programs from the National Institutes of Health ("NIH") while for the six months ended September 30, 1998 the grant revenue from the NIH was $90,000. The balance of the revenue in the six months ended September 30, 1998 was $45,000 from a license agreement with Sigma Diagnostics that has since been transferred to Criticare Systems, Inc. and a $50,000 payment from Franklin Research Group, Inc.for certain technology rights.

      Interest income for the six months ended September 30, 1999 was approximately $162,000. Interest is generated on the cash balances on hand from the proceeds of the initial public offering in April 1999 (the "IPO"). Interest income in the six months ended September 30, 1998 was approximately $5,000 earned on the money deposited from the Private Placement which closed July 24, 1998. There was no interest expense for the six months ended September 30, 1999. Interest expense for the six months ended September 30,1998 was approximately $68,000.

      Research and development expenses increased from approximately $349,000 in the six months ended September 30, 1998 to $7,312,000 in the six months ended September 30,1999. This is due primarily to compensation expenses of approximately $6,113,000 for the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North Carolina at Chapel Hill ("UNC"), acting on behalf of a consortium of universities including UNC, Duke University, Auburn University and Georgia State University (the "Consortium"), compensation expenses totaling $181,000 for services relating to the issuance of stock options, contractual payments of $450,000 for research and development activities and reduced research and development running expenses prior to the Private Placement in July 1998.

      General and administrative expenses decreased in the six months ended September 30, 1999 to approximately $764,000 from approximately $1,427,000 in the six months ended September 30, 1998. The decrease was a combination of compensation expenses of approximately $1,147,000 recorded for services relating to the issuance of stock options and warrants in the six months ended September 30, 1998 offset by increased running expenses in the six months ended September 30, 1999. Reduced general and administrative salaries were taken in the six months ended September 30, 1998. In the six months ended September 30, 1999, there were four new hires.

      The Company incurred a net loss attributable to common stockholders of approximately $7,852,000 for the six months ended September 30, 1999 as compared with a net gain of approximately $3,366,000 for the six months ended September 30, 1998. The gain in the six months ended September 30, 1998 was due to the conversion of redeemable preferred stock (net of preferred stock dividends) of approximately $3,576,000 and an extraordinary gain on the extinguishment of debt of approximately $1,428,000. The loss occurring in the six months ended September 30, 1999 is primarily attributable to compensation expense for services rendered and research and development expenses related to the common stock issued to Pharm-Eco and the

Consortium in the six months ended September 30, 1999 for an aggregate of $6,844,000.

      Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998.

      Revenues under collaborative research and development agreements were approximately $56,000 and $48,000 in the three months ended September 30, 1999 and 1998,respectively. In the three months ended September 30, 1999, there were grant revenues of approximately $56,000 from STTR Programs from the National Institutes of Health ("NIH") while for the three months ended September 30, 1998 the grant revenue from the NIH was $48,000.

      Interest income for the three months ended September 30, 1999 was approximately $97,000. Interest is generated on the cash balances on hand from the proceeds of the initial public offering in April 1999 (the "IPO"). Interest income in the three months ended September 30, 1998 was approximately $5,000 earned on the money deposited from the Private Placement which closed July 24, 1998. There was no interest expense for the three months ended September 30, 1999. Interest expense for the three months ended September 30,1998 was approximately $14,000.

      Research and development expenses increased from approximately $39,000 in the three months ended September 30, 1998 to $697,000 in the three months ended September 30,1999. This is due primarily to compensation expenses totaling $114,000 for services relating to the issuance of stock options, and contractual payments of $494,000 for research and development activities.

      General and administrative expenses decreased in the three months ended September 30, 1999 to approximately $414,000 from approximately $1,309,000 in the three months ended September 30, 1998. The decrease was primarily due to compensation expenses of approximately $1,110,000 recorded for services relating to the issuance of warrants in the three months ended September 1998.

      The Company incurred a net loss attributable to common stockholders of approximately $958,000 for the three months ended September 30, 1999 as compared with a net gain of approximately $3,818,000 for the three months ended September 30, 1998. The gain in the three months ended September 30, 1998 was due to the conversion of redeemable preferred stock (net of preferred stock dividends) of approximately $3,684,000 and an extraordinary gain on the extinguishment of debt of approximately $1,428,000. The loss in the three months ended September 30, 1999 is primarily due to increased activity in research and development.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through September 30, 1999, the Company has financed its operations with the net proceeds of the IPO and other debt and equity offerings aggregating, approximately $21,061,000, payments from research agreements and SBIR grants and STTR Program grants of approximately $2,050,000 and use of stock, options and warrants in lieu of cash compensation.

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

      The Company has assessed the Year 2000 vulnerability of its business partners to determine which, if any, relationships require corrective action. The Company has received confirmation that the Company's main research affiliates have the appropriate programs in place to achieve Year 2000 compliance.

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

                                     Part II

Item 2. Recent Sales of Unregistered Securities Pursuant to Section 4(2)

 Date      Description/Consideration                             Holder              Number of Shares of Common Stock Issued

4/30/99    Conversion of $281,470
              interest owed                           State of Illinois                                28,147
4/30/99    Technology services                        Duke University                                  16,250
4/30/99    Technology services                        Auburn University                                19,500
4/30/99    Technology services                        Georgia State University                         29,250
4/30/99    Technology services                        University of North Carolina                     97,500
4/30/99    Technology services                        Pharm-Eco                                       423,750
4/30/99    Technology services                        David Wade                                       12,500
4/30/99    Technology services                        Richard Gabriel                                  12,500
5/12/99    Exercise of option         $12,825         James Kennedy                                    21,777
6/22/99    Exercise of option            $775         Audrey Lehmann                                    1,523
6/22/99    Exercise of warrant         $3,500         Well Gain Securities Ltd                         35,000
6/22/99    Exercise of warrant         $4,000         Target Profit Securities Ltd                     40,000
6/30/99    Exercise of warrant         $7,000         Fred Wackerle                                     1,400
7/29/99    Exercise of option          $1,608         James Ng                                          2,800
7/30/99    Exercise of option          $3,393         Lawrence Potempa                                  5,911
7/30/99    Exercise of option          $1,500         James Radosevich                                  4,839
8/11/99    Exercise of option            $750         Samar Makhlouf                                    2,177
8/12/99    Exercise of option            $642         Harvey Colten                                     1,088
8/30/99    Exercise of warrant        $29,000         Dale Geiss                                        5,800
8/30/99    Exercise of warrant         $3,000         Larry and Alan Phelps                               600
8/30/99    Exercise of warrant        $28,500         Harshbarger Int'l                                 5,700
8/30/99    Exercise of warrant         $7,500         Robert Brous                                      1,500
8/30/99    Exercise of warrant         $7,500         Todd Brous                                        1,500
8/30/99    Exercise of warrant        $50,000         Hugh van der Wilt                                10,000
8/30/99    Exercise of warrant        $29,500         Walt Gustavson                                    5,900
8/30/99    Exercise of warrant        $12,500         Tim Connolly                                      2,500
8/30/99    Exercise of warrant         $5,500         Dale Phelps                                       1,100
8/30/99    Exercise of warrant        $50,000         ARR Mellon                                       10,000

8/30/99    Exercise of warrant        $25,000         Charles Graham                                    5,000
8/30/99    Exercise of warrant        $12,500         Dean Davis                                        2,500
8/30/99    Exercise of warrant        $50,000         Dale Davis                                       10,000
8/30/99    Exercise of warrant         $4,000         T. Stephen Thompson                                 800
8/30/99    Exercise of warrant        $12,500         Al Silver                                         2,500
8/30/99    Exercise of warrant        $12,500         William Grossman                                  2,500
                                     --------                                                         -------
                                     $375,493                                                         823,812

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

Substantially all of the remaining net proceeds of the IPO will be used to fund the Company's research and development efforts, including clinical and preclinical studies. Any net proceeds not applied to the Company's research and development efforts will be used for working capital and general corporate purposes. The amount and timing of expenditures of the net proceeds of the IPO cannot be precisely determined, and will depend on numerous factors, including the status of the Company's product development efforts, the results of clinical trials and the regulatory approval process. The Company may also use a portion of the net proceeds to acquire complementary businesses, products or technologies, although the Company has no agreements and is not involved in any negotiations with respect to any such transaction. Pending such uses, the Company continues to invest the net proceeds from the IPO in short-term, investment-grade, interest-bearing securities.

      For the five months after the IPO ended September 30, 1999, the Company has used the proceeds as follows:

    Arrearage in research support                             $150,000
    Debt payment                                              $110,000
    Research and development generally                        $824,986
    Patent protection                                         $112,929
    Working capital and general corporate purposes            $625,521

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

Date: November 12, 1999

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