Form 10QSB
period 1999-12-31
IMMTECH INTERNATIONAL INC
filed 2000-02-14
CIK 882509

Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1999.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission file number 001-14907

                          IMMTECH INTERNATIONAL, INC.
--------------------------------------------------------------------------------
              (Name of Small Business as specified in its Charter)

           Delaware                                               39-1523370
---------------------------------                           --------------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

150 Fairway Drive, Suite 150, Vernon Hills, Illinois                60061
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (847) 573-0033
                            --------------

Securities registered under Section 12 (b) of the Exchange Act:

                                                           Name of Each Exchange
Title of Each Class                                        in which Registered
-------------------------------                           ----------------------
Common Stock, $.01 per share                               Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of January 20, 2000, 5,276,334 shares of the Registrant's Common Stock were Outstanding.

      Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

                                     PART I.

Item 1. Financial Statements

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   December 31,     March 31,
ASSETS                                                 1999            1999
                                                   ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                        $  7,188,632
  Prepaid expenses and supplies                          47,858    $      8,364
                                                   ------------    ------------

           Total current assets                       7,236,490           8,364
                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
  Furniture and equipment                               359,345         296,042
  Leasehold improvements                                                 17,205
                                                   ------------    ------------

           Total - at cost                              359,345         313,247

  Less accumulated depreciation
    and amortization                                    265,322         283,230
                                                   ------------    ------------

           Property and equipment - net                  94,023          30,017

DEFERRED OFFERING COSTS                                                 513,210
                                                   ------------    ------------

TOTAL                                              $  7,330,513    $    551,591
                                                   ============    ============

LIABILITIES AND COMMON STOCKHOLDERS'
  INVESTMENT (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable                                 $    253,970    $    508,232
  Accrued interest                                                      281,470
  Other accrued liabilities                             415,963          50,351
  Advances from stockholders and affiliates                              50,000
  Notes payable                                                         110,000
                                                   ------------    ------------

           Total current liabilities                    669,933       1,000,053
                                                   ------------    ------------

COMMON STOCKHOLDERS' INVESTMENT
  (DEFICIENCY IN ASSETS):
    Preferred stock
    Common stock                                         52,483          32,455
    Additional paid-in capital                       27,348,570      10,997,198
    Deficit accumulated during the
      developmental stage                           (20,740,473)    (11,478,115)
                                                   ------------    ------------

           Total common stockholders'
             investment (deficiency in assets)        6,660,580        (448,462)
                                                   ------------    ------------

TOTAL                                              $  7,330,513    $    551,591
                                                   ============    ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                                        October 15,
                                                        Three Months Ended                Nine Months Ended                1984
                                                           December 31,                      December 31,             (Inception) to
                                                   -----------------------------     -----------------------------     December 31,
                                                       1999             1998             1999             1998             1999
REVENUES                                           $     17,520     $     13,469     $     79,410     $    198,735     $  2,067,483
                                                   ------------     ------------     ------------     ------------     ------------

EXPENSES:
  Research and development                              971,899          191,064        8,283,554          540,201       15,876,761
  General and administrative                            417,655        1,170,234        1,182,065        2,596,869        9,230,684
  Cancelled offering costs                                                                                                  584,707
                                                   ------------     ------------     ------------     ------------     ------------

           Total expenses                             1,389,554        1,361,298        9,465,619        3,137,070       25,692,152
                                                   ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                 (1,372,034)      (1,347,829)      (9,386,209)      (2,938,335)     (23,624,669)
                                                   ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                                         (67,543)      (1,129,502)
  Interest income                                        96,410              584          258,647            5,505          264,327
  Miscellaneous income (expense) - net                                                        204           15,517           86,707
  Equity in loss of joint venture                      (135,000)                         (135,000)                         (135,000)
                                                   ------------     ------------     ------------     ------------     ------------

           Other income (expense) - net                 (38,590)             584          123,851          (46,521)        (913,468)
                                                   ------------     ------------     ------------     ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                       (1,410,624)      (1,347,245)      (9,262,358)      (2,984,856)     (25,538,137)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT                                                                                                1,427,765        1,427,765
                                                   ------------     ------------     ------------     ------------     ------------

NET (LOSS) INCOME                                    (1,410,624)      (1,347,245)      (9,262,358)      (1,557,091)     (23,110,372)

CONVERSION OF REDEEMABLE PREFERRED
  STOCK                                                                                                  3,713,334        3,713,334

REDEEMABLE PREFERRED STOCK PREMIUM
  AMORTIZATION                                                                                                              440,119

REDEEMABLE PREFERRED STOCK DIVIDENDS                                                                      (137,689)      (1,783,554)
                                                   ------------     ------------     ------------     ------------     ------------

NET (LOSS) INCOME  ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                           $ (1,410,624)    $ (1,347,245)    $ (9,262,358)    $  2,018,554     $(20,740,473)
                                                   ============     ============     ============     ============     ============

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS:
  Net (loss) income                                $      (0.27)    $      (0.42)    $      (1.87)    $      (0.72)
  Conversion of redeemable preferred
  stock net of redeemable preferred
  stock dividends                                                                                             1.64
                                                   ------------     ------------     ------------     ------------

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                           $      (0.27)    $      (0.42)    $      (1.87)    $        .92
                                                   ============     ============     ============     ============

SHARES USED IN COMPUTING NET (LOSS)
  INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                              5,235,109        3,205,015        4,958,121        2,184,735
                                                   ============     ============     ============     ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                        October 15,
                                                            Three Months Ended              Nine Months Ended               1984
                                                               December 31,                    December 31,           (Inception) to
                                                       ----------------------------    ----------------------------     December 31,
                                                           1999            1998            1999            1998             1999
OPERATING ACTIVITIES:
  Net (loss) income                                    $ (1,410,624)   $ (1,347,245)   $ (9,237,358)   $ (1,557,091)   $(23,110,372)
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
    Depreciation and amortization of
      property and equipment                                  8,235           6,780          21,923          20,340         336,833
    Amortization of debt discount and
      issuance costs
    Equity in loss of joint venture                         135,000                         135,000         135,000         134,503
    Compensation recorded related to issuance
      of common stock or common stock options               176,797       1,166,333       6,506,724       2,300,000      11,395,687
    Extraordinary gain on extinguishment
      of debt                                                                                            (1,427,765)     (1,427,765)
    Changes in operating assets and liabilities:
      Prepaid expenses and supplies                          (2,593)            250         (39,494)          3,500         (47,858)
      Accounts payable                                      179,395         115,991        (254,262)         90,935         253,970
      Other accrued liabilities                             188,539          13,672         340,612          63,294         415,963
      Accrued interest                                                                                                      663,013
                                                       ------------    ------------    ------------    ------------    ------------

           Net cash used in operating
             activities                                    (725,251)        (44,219)     (2,526,855)       (506,787)    (11,251,026)
                                                       ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                       (38,478)                        (85,927)                       (404,330)
  Advances to joint venture                                (135,000)                       (135,000)                       (135,000)
                                                       ------------    ------------    ------------    ------------    ------------

            Net cash used in investing activities          (173,478)                       (220,927)                       (539,330)
                                                       ------------                    ------------                    ------------

FINANCING ACTIVITIES:
  (Repayments of) advances from stockholders
    and affiliates                                                                          (50,000)                        985,172
  Proceeds from the issuance of senior
    subordinated debt                                                                                                       525,000
  Proceeds from the issuance of notes
    payable                                                                                                               2,120,194
  Payments on notes payable                                                  (7,500)       (110,000)        (11,000)       (218,119)
  Payments for debt issuance costs                          (53,669)
  Payments for extinguishment of debt                                                                      (203,450)       (203,450)
  Proceeds from the issuance of Preferred
    Stock - Series A                                                                                                      1,330,000
  Proceeds from the issuance of Preferred
    Stock - Series B                                                                                                      2,000,000
  Proceeds from the issuance of common
    stock                                                    35,102          13,350      10,096,414         978,490      12,262,126
  Additional capital contributed by
    stockholders                                                                                                            231,734
  Payments for offering costs deferred                                                     (164,766)                       (164,766)
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash provided by financing
             activities                                      35,102        (158,916)      9,936,414         599,274      18,978,988
                                                       ------------    ------------    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                         (863,627)       (203,135)      7,188,632          92,487       7,188,632

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     8,052,259         295,622
                                                       ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $  7,188,632    $     92,487    $  7,188,632    $     92,487    $  7,188,632
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

      Risks and Uncertainties - Since inception, the Company has incurred accumulated losses of approximately $20,740,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

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

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method.

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

      Net (Loss) Income Per Share - Net (loss) income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted net (loss) income per share was the same as the basic net (loss) income per share as the stock options and warrants were antidilutive for the three months ended December 31, 1999 and 1998, and the nine months ended December 31, 1999 and 1998.

      Segment Reporting - The Company is a development stage biopharmaceutical company that operates as one segment.

      Comprehensive Income (Loss) - There is no difference between comprehensive income (loss) and net income (loss) for the three months ended December 31, 1999 and 1998, and the nine months ended December 31, 1999 and 1998.

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

      Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock for $1.74 per share, or aggregate consideration to the Company of $1,000,000 to certain accredited investors. For services and expenses involved with this Recapitalization, the placement agent New China Hong Kong Securities Limited ("NCHK") received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $.10 per share. On May 17, 1999, NCHK exercised their warrants. For advisory services in this transaction, RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement with RADE was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants expire July 24, 2004.

      On April 30, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering resulting in net proceeds of approximately $9,173,000. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. The warrants expire April 30, 2003.

4. INVESTMENT IN NEXTERA THERAPEUTICS, INC.

      On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin agreed to fund $1,350,000 to NextEra for the scale-up of manufacturing and initiation of Phase I clinical trials. Franklin and investors identified by them have provided funding of approximately $1,026,000 through December 31, 1999 and Franklin is in default of its funding obligations. The Company contributed its rmCRP technology as well as use of its current laboratory facilities for 330,000 common shares of NextEra. During the three months ended December 31, 1999, the Company advanced $135,000 to NextEra to fund its operations.

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

      NextEra has incurred accumulated losses of approximately $1,293,000 since inception (July 8, 1998) through December 31, 1999. NextEra is expected to continue to incur significant losses during the next several years.

      NextEra's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. NextEra's financial plans for the forthcoming year include the continuing efforts to obtain additional equity financing.

      The Company has recognized an equity loss in NextEra to the extent of the basis of its original investment and advances.

5. ADVANCES FROM STOCKHOLDERS AND AFFILIATES

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

      Certain other stockholders had advanced funds to the Company aggregating $387,450 as of March 31, 1998. The advances were non-interest bearing and payable on demand. On July 24, 1998, the other shareholders exchanged $387,450 of advances for 196,824 shares of common stock. The Company recognized an extraordinary gain on the extinguishment of debt of $80,404 for the outstanding indebtedness under the advances in excess of the estimated fair value of the 196,824 shares of common stock ($307,046) during the nine months ended December 31, 1998. As of July 24, 1998, none of the other stockholders individually owned more than approximately 8% of the Company's outstanding common stock.

      As of March 31, 1999, NextEra and the Company's president had each advanced $25,000 to the Company. The advances were non-interest bearing and were repaid in May 1999.

6. NOTES PAYABLE

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

      On July 24, 1998, certain notes payable aggregating $1,365,673, related accrued interest aggregating $353,515 and accounts payable aggregating $261,597 were exchanged for 247,734 shares of common stock and $203,450 cash. During the nine months ended December 31, 1998, the Company recognized an extraordinary gain on the extinguishment of debt of $1,347,361 for the outstanding aggregate indebtedness under such notes ($1,306,673), related accrued interest ($337,290) and accounts payable ($261,597) in excess of the estimated fair value of the shares of common stock ($354,749) and cash ($203,450) exchanged. As of July 24, 1998, none of these debt holders individually owned more than approximately 8% of the Company's outstanding common stock.

7. REDEEMABLE PREFERRED STOCK

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

      The Series A and Series B Preferred Stock had redemption (carrying) values of $2,780,324 and $2,797,260, respectively, as of July 24, 1998. In connection with the Recapitalization, the Series A and Series B Preferred stockholders agreed to accept 578,954 and 616,063 shares of common stock, respectively, for their shares of the preferred stock. The difference between the carrying value of the Series A and Series B Preferred Stock and the estimated fair value of the common shares exchanged of $1,877,138 and $1,836,196, respectively, was credited to deficit accumulated during the development stage during the nine months ended December 31, 1998.

8. STOCK OPTIONS, WARRANTS AND COMMON STOCK

      The Company had 5,248,364 shares and 3,245,517 shares of common stock outstanding as of December 31, 1999 and March 31, 1999, respectively.

      The Company has granted common stock options to individuals who have contributed to the Company. The options contain various provisions regarding vesting periods, expiration dates, stockholder approval requirements and contingencies on the approval of an increase in the stock option pool by the Board of Directors. The options vest in periods ranging from 0 to 4 years and generally expire in ten years. As of December 31, 1999, there were options outstanding to purchase 450,018 shares of common stock. As of December 31, 1999, there were 2,581 employee stock options available for grant.

      During the three months ended December 31, 1999, the Company issued no stock options to nonemployees for services rendered to the Company. During the nine months ended December 31, 1999, the Company issued 2,176 stock options to non-employees for services rendered to the Company and recorded an expense of approximately $37,000 for these options. The expense was determined based on the estimated fair value of the options issued.

      The activity during the nine months ended December 31, 1999 for the Company's stock options is summarized as follows:

                                                                    Weighted
                                        Number of  Stock Options     Average
                                         Shares     Price Range   Exercise Price

Outstanding at April 1, 1999            516,992     $0.31-2.70       $  0.64
  Granted                                 2,176           0.59          0.59
  Exercised                              69,150      0.31-2.70          0.81
                                        -------     ----------       -------
Outstanding at December 31, 1999        450,018     $0.31-1.74       $  0.61
                                        =======     ==========       =======

Exercisable at December 31, 1999        392,348     $0.31-1.74       $  0.64
                                        =======     ==========       =======

      On October 12, 1998, RADE received warrants to purchase 750,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants were issued as compensation for management consulting, market analysis and strategic advisory services performed during July through December 1998. The Company recognized $2,220,000 as a general and administrative expense during the nine months ended December 31, 1998, based upon the estimated fair value of the warrants issued. The warrants expire October 12, 2004.

      The following table summarizes information about common stock warrants outstanding as of December 31, 1999 after giving affect to the April 22, 1999 amendments to certain warrant agreements:

                                                  Warrants
             Exercise Price                      Outstanding    Expiration Date

$6.47 per share (as amended on April 22, 1999)      225,000     July 24, 2004
$6.47 per share                                     750,000     October 12, 2004
$16.00 per share                                    100,000     April 30, 2003
$20.52 per share                                    850,000     April 30, 2009
                                                  ---------
Total warrants outstanding                        1,925,000
                                                  =========

      During the nine months ended December 31, 1999, certain warrant holders exercised warrants to purchase 69,300 shares of common stock at $5.00 per share, respectively. The warrants, which were issued during the year ended March 31, 1997, had an August 29, 1999 expiration date. Warrants to purchase 22,100 shares of common stock expired as of such date.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," but applies

      Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. There were no common stock options issued to employees during the three months ended December 31, 1999 and 1998, and the nine months ended December 31, 1999 and 1998.

9. COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

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

      Under the Consortium Agreement, the Company agreed to use its best efforts to complete an initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 or an alternative form of financing ("Alternative Financing") to raise at least $4,000,000 by April 30, 1999. As a result of the closing of the IPO, the Company: (i) will use $5,000,000, to develop the Compounds; (ii) has issued an aggregate of 611,250 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco, which number includes 137,500 shares issued to the Consortium; the Company has recorded $6,112,500 research and development costs, during the three months and nine months ended June 30, 1999 and December 31, 1999, respectively, based on the estimated fair value of the 611, 250 shares issued; (iii) will issue warrants to purchase an aggregate of 850,000 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco with a ten-year term from the date of issuance, at an exercise price equal to the weighted average market price of the Company's common stock during the first 20 days of trading on the over-the-counter market ($20.52 per share), which warrants are exercisable upon the occurrence of certain events and subject to redemption by the Company; and (iv) agrees to issue an aggregate of 150,000 shares of common stock collectively to Pharm-Eco or persons designated by Pharm-Eco, which number of shares includes 100,000 shares of common stock to be issued to the Consortium, upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product. In addition, the Company will pay UNC an aggregate royalty of 5% of net sales of current products and future products, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay UNC, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement and will pay to Pharm-Eco 2.5% of all signing, milestone and other nonroyalty payments made to the Company pursuant to the sublicense agreement.

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

      During the three months ended December 31, 1999 and 1998, the Company expensed grant payments to UNC of $100,000 and $50,000, respectively. During the nine months ended December 31, 1999 and 1998, the Company expensed grant payments to UNC of $550,000 and $250,000, respectively. Such payments were expensed as research and development costs.

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

      With the exception of research agreements and past development funding from Centocor, Sigma-Aldrich and certain research grants, the Company has not generated any revenue from operations. For the period from inception to December 31, 1999, the Company incurred a cumulative net loss of $20,740,473. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to research grants from Small Business Technology Transfer Program Grants ("STTR") and payments from other collaborators under arrangements that my be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

      Nine Months Ended December 31, 1999 Compared with Nine Months Ended December 31, 1998.

      Revenues under collaborative research and development agreements were approximately $79,000 and $199,000 in the nine months ended December 31, 1999 and 1998,respectively. In the nine months ended December 31, 1999, there were grant revenues of approximately $79,000 from STTR Programs from the National Institutes of Health ("NIH") while for the nine months ended December 31, 1998 the grant revenue from the NIH was $104,000. The balance of the revenue in the nine months ended December 31, 1998 was $45,000 from a license agreement with Sigma Diagnostics that has since been transferred to Criticare Systems, Inc. and a $50,000 payment from Franklin Research Group, Inc. for certain technology rights.

      Interest income for the nine months ended December 31, 1999 was approximately $259,000. Interest is generated on the cash balances on hand from the proceeds of the initial public offering in April 1999 (the "IPO"). Interest income in the nine months ended December 31, 1998 was approximately $6,000 earned on the money deposited from the Private Placement which closed July 24, 1998. There was no interest expense for the nine months ended December 31, 1999. Interest expense for the nine months ended December 31, 1998 was approximately $68,000.

      Research and development expenses increased from approximately $540,000 in the nine months ended December 31, 1998 to $8,284,000 in the nine months ended December 31, 1999. This is due primarily to expenses of approximately $6,113,000 for the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North
Carolina at Chapel Hill ("UNC"), acting on behalf of a consortium of universities including UNC, Duke University, Auburn University and Georgia State University (the "Consortium"), expenses totaling $357,000 for services relating to the issuance of stock options, contractual payments of $550,000 for research and development activities and reduced research and development activities prior to the Private Placement in July 1998.

      General and administrative expenses decreased in the nine months ended December 31, 1999 to approximately $1,182,000 from approximately $2,597,000 in the nine months ended December 31, 1998. The decrease was a combination of expenses of approximately $2,257,000 recorded for services relating to the issuance of stock options and warrants in the nine months ended December 31, 1998 offset by increased running expenses in the nine months ended December 31, 1999. Reduced general and administrative salaries were taken in the nine months ended December 31, 1998. In the nine months ended December 31, 1999, there were four new hires.

      The Company incurred a net loss attributable to common stockholders of approximately $9,262,000 for the nine months ended December 31, 1999 as compared with a net gain of approximately $2,019,000 for the nine months ended December 31, 1998. The gain in the nine months ended December 31, 1998 was due to the conversion of redeemable preferred stock (net of preferred stock dividends) of approximately $3,576,000 and an extraordinary gain on the extinguishment of debt of approximately $1,428,000 offset by compensation expenses of approximately $2,257,000 relating to the issuance of stock options and warrants. The loss occurring in the nine months ended December 31, 1999 is primarily attributable to expenses for general and administrative activities and research and development expenses related to the common stock issued to Pharm-Eco and the

Consortium in the nine months ended December 31, 1999 for an aggregate of $7,020,000.

      Three Months Ended December 31, 1999 Compared with Three Months Ended December 31, 1998.

      Revenues under collaborative research and development agreements were approximately $18,000 and $13,000 in the three months ended December 31, 1999 and 1998,respectively. In the three months ended December 31, 1999, there were grant revenues of approximately $18,000 from STTR Programs from the National Institutes of Health ("NIH") while for the three months ended December 31, 1998 the grant revenue from the NIH was $13,000.

      Interest income for the three months ended December 31, 1999 was approximately $96,000. Interest is generated on the cash balances on hand from the proceeds of the initial public offering in April 1999 (the "IPO"). Interest income in the three months ended December 31, 1998 was approximately $1,000 earned on the money deposited from the Private Placement which closed July 24, 1998. There was no interest expense for the three months ended December 31, 1999 and December 31, 1998.

      Research and development expenses increased from approximately $191,000 in the three months ended December 31, 1998 to $972,000 in the three months ended December 31, 1999. This is due primarily to expenses totaling $177,000 for services relating to the issuance of stock options, and contractual payments of $731,000 for research and development activities.

      General and administrative expenses decreased in the three months ended December 31, 1999 to approximately $417,000 from approximately $1,170,000 in the three months ended December 31, 1998. The decrease was primarily due to expenses of approximately $1,110,000 recorded for services relating to the issuance of warrants in the three months ended December 31 1998 offset by increased marketing costs in the three months ended December 31, 1999.

      The Company incurred a net loss attributable to common stockholders of approximately $1,411,000 for the three months ended December 31, 1999 as compared with a net loss of approximately $1,347,000 for the three months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through December 31, 1999, the Company has financed its operations with the net proceeds of the IPO and other debt and equity offerings aggregating, approximately $21,096,000, payments from research agreements and SBIR grants and STTR Program grants of approximately $2,067,000 and use of stock, options and warrants in lieu of cash compensation.

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

      The Company believes its existing resources, but not including proceeds from any grant the Company may receive, to be sufficient to meet the Company's planned expenditures into May 2001, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

YEAR 2000

      The Company has taken the necessary steps to ensure Year 2000 compliance with its computer systems, network elements, software applications and other business systems. The Company has experienced no significant Year 2000 problems to date and all disciplines have continued to operate without interruption. The Company will continue to monitor normal daily activities as part of the post Year 2000 process. The Company has received confirmation that the Company's main research affiliates have the appropriate programs in place to achieve continuing Year 2000 compliance.

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

                                     Part II

Item 2. Recent Sales of Unregistered Securities Pursuant to Section 4(2)

 Date      Description/Consideration                     Holder                        Number of Shares of Common Stock Issued
11/12/99   Exercise of option         $35,102         Duane Anderson                                    29,035

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

      For the eight months after the IPO ended December 31, 1999, the Company has used the proceeds as follows:

      Arrearage in research support                             $  150,000
      Debt payment                                              $  110,000
      Research and development generally                        $1,611,852
      Patent protection                                         $  113,770
      Working capital and general corporate purposes            $1,121,995

Item 5.  Other Information

      The Company recognized an equity loss of $135,000 on its joint venture activities with NextEra Therapeutics, Inc. Franklin Research Group, Inc.
is in default of its funding obligations to NextEra Therapeutics, Inc.

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

                                        IMMTECH INTERNATIONAL, INC.


Date: February 14, 2000                 By: /s/ T. Stephen Thompson
                                            ------------------------------------
                                                T. Stephen Thompson
                                                Chief Executive Officer and
                                                President



Date: February 14, 2000                     /s/ Gary C. Parks
                                            ------------------------------------
                                                Gary C. Parks
                                                Treasurer, Secretary and Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)

                                  EXHIBIT INDEX

Exhibit             Description
-------             -----------

27.1(1)             Financial Data Schedule