Form 10KSB
period 2000-03-31
IMMTECH INTERNATIONAL INC
filed 2000-06-29
CIK 882509

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2000. OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

                        Commission file number 000-25669

                           IMMTECH INTERNATIONAL, INC.
--------------------------------------------------------------------------------
              (Name of Small Business as specified in its Charter)

           Delaware                                      39-1523370
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    150 Fairway Drive, Suite 150,
        Vernon Hills, Illinois                                          60061
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (847) 573-0033

                                      NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 per share

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for its most recent fiscal year were $368,844.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock as of April 28, 2000 was $66,960,000.

      As of such date, 5,333,249 shares of the Registrant's Common Stock were outstanding.

      Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

Documents Incorporated by Reference

      The issuer's Definitive Proxy Statement for its 2000 meeting of shareholders is incorporated by reference into Part III of Form 10-KSB.

                                     PART I

Item 1. Business

Overview

      Immtech International, Inc. (the "Company" or "Immtech") is a pharmaceutical company focused on the discovery and commercialization of therapeutics for the treatment of patients afflicted with opportunistic infectious diseases, cancer or compromised immune systems such as HIV infected persons. The Company has a pharmaceutical program for developing drugs with a specific focus on new drugs to treat fungal diseases. The pharmaceutical program is based on a technology platform for the design of a class of pharmaceutical compounds referred to as dications. Dicationic compounds have two positively charged ends held together by a neutrally charged chemical linker group. The unique structure of the compounds with positive charges on the ends (shaped like molecular barbells) allows them to bind to the negatively charged surface in the minor groove of the organism's DNA (like a band-aid), preventing life-sustaining enzymes from attaching to the DNA's active sites. Once a site is occupied by one of the Company's compounds, the necessary enzyme cannot bind to the DNA, preventing the organism from dividing, stopping the spread of the related disease by inhibiting or killing the growth of the target organism. This will accelerate the body's return to normal health. The Company believes that pharmaceutical dications can be designed to inhibit the growth of a wide variety of infectious organisms which cause fungal, parasitic, bacterial and viral diseases. Separately, Immtech has formed a joint venture company to finance and manage a biological program for developing drugs based on biological proteins that work in conjunction with the body's immune system. These biological proteins are derivatives of C-Reactive Protein ("CRP"), which occurs naturally in the body and which the Company believes can be used to control the structural environment around cancerous tumors and to reprogram cancerous cells to stop growing uncontrollably and revert to normal cell behavior.

      A predecessor of the Company was incorporated under the laws of the State of Wisconsin on October 15, 1984 and subsequently merged into the current Delaware corporation on April 1, 1993. The Company's executive offices are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061, telephone number 847-573-0033.

University Consortium Agreement

      The Company has an agreement with the University of North Carolina at Chapel Hill ("UNC") acting on behalf of a consortium of universities including UNC, Duke University, Auburn University and Georgia State University ("GSU") (the "Consortium"), regarding the continuing development and commercialization of the technology underlying the Company's dicationic pharmaceutical product candidates. In addition, the initial compounds developed by the Consortium (compounds made prior to 1996) which were licensed to Pharm-Eco Laboratories, Inc. ("Pharm-Eco") are to be transferred to Immtech pursuant to the Agreement. In accordance with this Agreement, the Company has obtained rights to the technology platform for making dicationic pharmaceutical products and to treat microbial infections using an existing library of 800 compounds developed by the Consortium and future Compounds designed by the Consortium. The Company considers its relationship with the Consortium, which includes many of the world's leading experts in opportunistic infections and rational drug design, a substantial asset. Members of the Consortium have laboratory testing systems for screening compounds for activity to specific micro-organisms (using both laboratory and animal models). Additionally, Georgia State University has years of experience and proprietary computer modeling technology which simulates the binding of dicationic compounds to cellular DNA, which facilitates the work of research chemists in designing dicationic compounds to treat specific infections.

Immtech's Products

      The Company has not generated meaningful revenue to date and does not have any therapeutic products currently available for sale.

Immtech's Products Under Development

      Pharmaceutical Products - Dications

      The Company's pharmaceutical platform technology for developing dications is the result of a research program focused on understanding how dications bind to the DNA of infectious and cancerous organisms. Pentamidine (a drug marketed by several pharmaceutical companies) was the prototype drug used by researchers at UNC to understand the mechanism by which dications work. Although the drug has reported toxicity, Pentamidine is effective for the treatment of Pneumocystis carinii pneumonia ("PCP"), a specialized form of fungus common in patients with compromised immune systems. Pentamidine is also used to treat the early stages of Trypanosomiasis ("African Sleeping Sickness"). Researchers at UNC discovered that most of Pentamidine's toxicity was caused by certain metabolites formed as the drug breaks down within the body. This discovery led the researchers to design new compounds with more stable molecular structures which, the Company believes, do not break down into toxic substances that cause side effects. These newly designed compounds proved to be significantly less toxic and more effective in treating PCP than Pentamidine. The methodology used by these researchers to develop these new compounds evolved into the Company's platform technology for designing dicationic compounds. The Company is using this platform technology to design new pharmaceutical compounds to develop treatments for a wide variety of infectious diseases.

      The Company has two dicationic compounds ready to begin human clinical trials in 2000. The first compound, DB-289, is for the treatment of PCP. The second compound, DB-075, is for the treatment of Cryptosporidium parvum, a parasite that causes severe diarrhea and wasting in immune suppressed patients and for which no cure currently exists. These two orally administered drugs are ideally suited to demonstrate the power and versatility of the dicationic technology platform. DB-289 which works in the circulatory system, was developed with the Company's proprietary (patented) drug delivery method which temporarily neutralizes the positive charges allowing the drug to readily pass through the digestive membranes into the circulatory system where the drug is activated for treatment of diseases. On the other hand, DB-075 was developed to treat a parasite that is found only in the gastro-intestinal tract ("gut"). Because of its positive charges, DB-075 does not cross the digestive membranes (less than 10% crosses into circulation), and stays in the digestive tract. As a result, potential harmful side-effects are greatly reduced.

      Oral Drug Delivery

      Researchers within the Consortium have developed a proprietary prodrug technology for making dications orally active in systemic blood circulation. Dication compounds as a group are not orally active due to the positive charges on the outer edges of the molecule, greatly reducing its movement across membranes. However, the university researchers in the Consortium have developed several novel (patented) approaches to temporarily masking the positive charges allowing the molecules to move across the membrane of the digestive membranes.

      The prodrugs are developed with a neutralizing chemical group which bind to the positively charged ends of the active or parent molecule. The neutralizing charges allow the drug to be taken orally and pass through the digestive membranes into blood circulation. Once the drug is in circulation, there are specific enzymes (enzymes and methods for removing charges in circulation depending on the method used to neutralize charges) that remove the masking charges to release the active drug in circulation. The Company's researchers have discovered recently that the prodrug stays in circulation long enough to allow it to pass through the blood brain membranes and treat infectious diseases that affect the brain. The prodrug technology greatly enhances the attractiveness of this class of compounds for pharmaceutical use to treat diseases.

      Drugs Entering Clinical Trials
            Drug DB-289

      DB-289 was developed as an oral substitute for the drug Pentamidine, currently used to treat PCP and Trypanosomiasis. Pentamidine is administered via slow I.V. infusion or inhalation due to its inability to cross membranes; it is generally administered in a hospital setting at substantial cost. DB-289 is an analog prodrug of Pentamidine in that its positive charges have been neutralized to enable DB-289 to cross the digestive membranes. DB-289 was designed with a more stable molecular structure which delivers more drug to the infected site and reduces toxicity caused by breakdown products. Once DB-289 enters the circulatory system, naturally occurring enzymes remove the patented masking or neutralizing charges to release the active drug. Since DB-289 can be given orally, it is anticipated that it will be self-administered, making it practical to use in third world countries and substantially less expensive to use than Pentamidine. As of June 2000, manufacturing has been completed for the Phase I human clinical trial of DB-289 scheduled to begin in 2000. The Company will apply for fast-track approval from the Food and Drug Administration ("FDA").

      In addition, Immtech has approached several large foundations about supporting clinical Phase II trials of DB-289 to treat Trypanosomiasis. In animal studies of the disease, researchers have shown that four doses of DB-289 administered orally eliminate the Trypanosomiasis from blood circulation. The Company believes that DB-289 could be an effective orally administered treatment for African Sleeping Sickness, which left untreated is fatal. Immtech plans to work with the World Health Organization ("WHO") and other non-profit organizations to conduct the studies in the sub-Sahara Africa where the disease is causing an epidemic. WHO estimates that 55 million people in Central Africa are at risk for Trypanosomiasis.

            Drug DB-075

      Cryptosporidiosis is recognized around the world as one of the most common infections of the intestinal tract. Currently, no drug is available in the market to treat this disease. DB-075 is designed to block a key enzyme from binding in the minor groove of the Cryptosporidium's DNA, thus inhibiting or killing the growth of the organism. DB-075 is unique because it will work directly in the gut and not be absorbed into the circulatory system, substantially reducing the possibility of adverse side-effects. The Company has specifically targeted a drug for the treatment of Cryptosporidiosis in an effort to take advantage of the fast track FDA approval process often afforded to drugs which cure diseases for which there is no acceptable treatment.

      As previously mentioned, DB-289 is expected to enter Phase I safety trials in 2000. DB-075 is scheduled to begin clinical trials in the first quarter of 2001. The clinical trials will be managed by Parexel International Corp. in their facility in Berlin, Germany. The studies are expected to take approximately four to six months to complete.

      Anti-Fungal Program

      Immtech's primary research focus within the pharmaceutical program is on the development of a new anti-fungal drug with broad spectrum activity; (i.e.) activity against the three most common strains, Candida, Aspergillus, and Cryptococcus. The Company has identified compounds with broad anti-fungal activity in vitro. Researchers at Duke University have screened hundreds of Immtech's compounds for anti-fungal activity against the three strains of fungal disease. The results of the in vitro screening process identified over thirty compounds with multiple species activity, as well as activity against several strains of fungi that are drug resistant. Duke has developed animal models for testing the top drug candidates for in vivo testing of anti-fungal activity. The compounds with low toxicity and broad anti-fungal activity in animals are being used as the prototypes to develop new compounds using combinatorial chemistry methods and rational drug design methods. The focus of the Company's combinatorial anti-fungal program is to make variations of the compounds to improve their performance in animal models. The objective of this program is to rapidly identify through in vitro and in vivo models anti-fungal compounds with superior broad spectrum activity and low toxicity that can be entered into preclinical trials in 2001.

      The anti-fungal market in 1998 for drugs used to treat systemic disease was over $3 billion. The market is growing rapidly due to the increasing number of immunosuppressed patients who are susceptible to fungal disease, such as cancer chemotherapy, HIV, transplant, and elderly patients. In addition, the frequency of nosocomial infection in hospitals caused by fungal pathogens has increased drastically and is now the third most common cause of sepsis, replacing E. coli. Sepsis is an infection which quickly overwhelms the immune system and can lead to sudden death. In the past several years, strains of fungi have developed that are resistant to the current drugs. There is significant opportunity for a new drug with broad spectrum activity that is orally administered.

      Cancer Program

      The National Cancer Institute ("NCI") has tested over 550 of the Company's dication compounds for anti-cancer activity. The NCI reported that a significant number of the compounds have activity against many different types of cancer cells. The NCI has identified forty seven of the Company's compounds with impressive specificity and potency as anti-cancer agents. Eighteen of these compounds were chosen by the NCI to advance into in vivo testing in mice. The early results show that specific dication compounds have activity against different cancer types and that most of the compounds tested had activity at low doses.

      Researchers at Georgia State University have formed a collaboration with several other Georgia Universities to apply for a state initiated program to fund research in the development of new cancer treatments. A multi-year proposal for approximately $10 million has been submitted to a government agency within Georgia for review.

      Tuberculosis Program

      The WHO has declared tuberculosis a global public health emergency. Tuberculosis is the world's number one killer among infectious diseases and the cause of over 3 million deaths per year; one death every ten seconds. The Center for Disease Control ("CDC") reports that about 2 billion people, including 15 million Americans, are infected with Mycobacterium tuberculosis ("TB"). The disease is spreading rapidly in countries in Asia, Africa, and South America, and is becoming increasingly problematic in developed countries. Japan recently declared TB as the country's most threatening disease because a large number of the Japanese population is affected by it. Even the U.S. is seeing an alarming trend in TB cases. The combination of rapid spread of the disease and the development of multi-drug resistance strains of tuberculosis make it a major health threat throughout the world.

      The National Institutes of Health ("NIH") and several large pharmaceutical companies have significantly increased research for new drugs to treat tuberculosis. The research focus is to develop oral compounds that are effective against the drug resistant strains of tuberculosis, and to create therapies that shorten the length of time that individuals must take the drug to eradicate the disease. The target is for two to six months of treatment versus the current nine to 18 month period.

      Researchers at NIH have been evaluating Immtech's dication compounds as potential treatments for tuberculosis. During the past two years the NIH has screened over 500 of Immtech's compounds for activity against tuberculosis. The results of the screening test have identified ten to 15 compounds with activity that is comparable or superior in performance to the current drugs in the market. The Company has recently advanced several of its most promising compounds into an advanced animal model of chronic TB. Immtech plans to use its combinatorial approach to focus on improving the performance of the best compounds coming from the in vitro studies. The Company expects to continue testing its compounds to identify a lead drug within the next 18 to 24 months for human clinical trials, one which will be both potent and safe as an oral compound.

      Trypanosomiasis Program

      Immtech is in discussions with several foundations concerning sponsorship of a Phase II clinical trial in Africa for the drug DB-289. DB-289 is an oral treatment for Trypanosomiasis which in animal studies has shown to be superior in safety and activity to pentamidine which is the standard for treatment for Trypanosomiasis. Pentamidine, which is administered intravenously is not a practical drug for use in rural regions of Africa. A new oral treatment for treating African Trypanosomiasis is needed to stem the epidemic.

      The World Health Organization estimates that 55 million people in Central Africa are at risk for Trypanosomiasis. Based on the last survey conducted by the WHO, it is estimated that there are 300,000 to 500,000 active cases of the disease, with an "epidemic situation" in the sub-Sahara region of Africa.

      Leishmaniasis Program

      The Company recently established a research program focused on developing new treatments for Leishmaniasis, a parasitic disease that affects more than 15 million people in tropical and arid countries worldwide. Leishmaniasis is caused by a parasite harbored in rodents and certain primates, which is then transmitted to humans by sand flies. There are many sub-species of the parasite in different regions of the world, including India, Africa, the Middle East, Russia and South America.

      This research program for developing new drugs for Leishmaniasis includes Immtech, The London School of Hygiene and Tropical Medicine, of London, England, Georgia State University and a U.S. military research laboratory. The military research laboratory will be responsible for screening the drug candidates supplied by GSU using an in vitro test. Compounds with promising activity will be evaluated by researchers in London in advanced animal models of the disease, seeking to develop treatments with superior activity against Leishmania. In addition to Dr. Croft, Dr. J. Ed Hall of UNC and Dr. David W. Boykin of GSU (both universities are members of Immtech's Scientific Consortium) will participate in the research consortium. Since the U.S. military often sends soldiers to regions of the world where the Leishmania parasite is prevalent, soldiers return home infected with it. Immtech and the researchers involved in the program are committed to developing a safe and effective oral treatment for this disease.

      Biological Products - Modified CRP

      The Company's biological program, which is in a joint venture company called NextEra Therapeutics, Inc. ("NextEra") (see Certain Relationships and Related Transactions), is focused on strengthening the innate or natural immune system by (1) improving the structural environment around cells and (2) reprogramming cancer cells to act normally. The immune system coordinates the body's responses to injury and infection. It is the body's primary defense against disease. The Company's scientists discovered that, as part of the immune system's response to disease, the blood protein CRP is modified by the body to form modified CRP ("mCRP"). Modified CRP strengthens tissues and their interconnective structures which work to increase their ability to resist disease and improve the effectiveness of the immune system. Modified CRP is found naturally in healthy tissues surrounding blood vessels, in the tissues in lymphatic organs, and in cells that have secretory functions. In contrast, mCRP is absent (or present in greatly reduced amounts) in cancerous tissues, such as those found in the lung, breast or prostate.

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

      In 1996, the Company conducted a Phase I human clinical trial of rmCRP in HIV-infected volunteers. The clinical results showed that the drug was safe to administer and duplicated the positive results seen in the animal pre-clinical tests. The Company entered into an agreement with the Franklin Research Group, a venture capital partnership (See Certain Relationships and Related Transactions), to obtain funding to accelerate the Company's biotherapeutic program for the treatment of cancer and related diseases based on rmCRP. This resulted in a joint venture company, NextEra Therapeutics, Inc., between Immtech and Franklin being formed in July, 1998. NextEra has signed a contract with a third party manufacturing company to make rmCRP for human Phase Ib clinical trials in cancer patients. Franklin Research has completed the first phase of funding ($1,350,000) and is in discussions with Immtech to determine how the joint venture will be managed and funded going forward. Clinical trials will not begin until financing is secured.

Strategy

      The Company's pharmaceutical strategy is to develop a broad product line by utilizing the platform technology developed by the Consortium's scientists for making pharmaceutical products. The initial two objectives are to (1) commercialize dications in niche markets by gaining fast-track FDA approvals and
(2) demonstrate the power of the dication platform technology upon which many new drugs can be developed, leading to the Company's introduction of a new anti-fungal oral drug. The Company will continue to develop other treatments for infectious diseases which afflict large populations. The Company's biological strategy is to commercialize its rmCRP products as a primary therapy against cancer and as an adjuvant for use with chemotherapy in treating cancer and in the administration of vaccines.

      The Company's short-term strategy is to (i) focus its resources on current core technologies, (principally DB-289 and DB-075) and gain FDA acceptance of its dicationic technology; (ii) commence human clinical trials of DB-289 and DB-075; and (iii) leverage its resources through corporate joint ventures to minimize the cost to the Company of extended clinical trials and the development of manufacturing procedures for the production of the Company's products. The current status of the Company's products planned for clinical trials is summarized below:

                            Clinical Development Plan

================================================================================
Clinical Trial                 Trial Design/Phase              Expected Result
================================================================================

DB-289
Pro-drug Oral                o   Phase I               o   Establish safety and
                             o   50 normals                therapeutic dose
                             o   Oral dosing               range
                             o   Dose ranging
                             o   Bioavailability

--------------------------------------------------------------------------------

DB-075
Dictation Therapy            o   Phase I               o   Establish safety and
Against Opportunistic        o   50 normals                therapeutic dose
Diarrhea;                    o   Oral dosing               range
Cyptosporidiosis

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

Target Market

      The market for the Company's products consists of those seeking to treat infectious diseases (fungal, parasitic, bacterial), cancer, and HIV disease associated with immune suppressed patients. According to the Centers for Disease Control and Prevention ("CDC"), cancer and infectious diseases rank second and third as causes of death in the United States. In 1997, approximately 538,000 deaths (one of every four) resulted from cancer. Over 1.2 million people are diagnosed with cancer every year, and one of every four Americans now living will eventually develop cancer. In 1997 the estimated cost to society to treat cancer patients was over $100 billion, more than $5 billion of it for drugs (both chemotherapeutic agents and treatments for opportunistic infections).

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

      Cancer patients account for the largest number of opportunistic infections (an estimated 500,000 patients in the United States and 1 billion worldwide in 1997).Of the approximately 200,000 AIDS patients in the United States, one-fourth will develop opportunistic infections which become life-threatening. Before 1987, opportunistic infections generally occurred as single infections; today, 50 to 75 percent of AIDS patients develop multiple opportunistic infections. The use of protease inhibitors as antiviral therapy in HIV positive patients has reduced the number of opportunistic infections reported in the U.S. The protease drugs are often used in combination therapy made up of several different protease drugs in a cocktail. This cocktail therapy is very expensive (requires a rigid protocol for taking the drug) and is only used in patients that can afford the high cost of the drugs. Further, in recent meetings at the National Institutes of Health ("NIH"), it has been reported that protease resistant strains of the HIV virus are developing in a significant number of patients. This trend suggests that over the next five years there will be an increase in opportunistic infections in the HIV patient population.

      In a report sponsored by The Rockefeller Foundation that was published in April 2000, "Global Expenditures and Drug Sales in TB: A Market Failure?", it was reported that the market for private and government sales of TB drugs was greater than $700 million per year. The private market for TB medicines sold globally is estimated to be $300-500 million. This number does not include government tenders, which would add an additional $300 million. Further, there is a bulk chemical market relevant to TB medicines worth approximately $300 million. The Company believes that a new drug which works by a new mechanism which shorterns the time of treatment (used in combination with existing drugs) could dramatically increase the overall size of the TB drug market.

      Another emerging opportunistic infection, Cryptosporidium parvum, occurs not only in AIDS patients but in patients with cancers and heart disease, and occasionally in the general population. The outbreak of Cryptosporidium parvum in Milwaukee in 1993 afflicted approximately 400,000 people and was fatal to
100. This potentially life-threatening ailment affects 2-5% of AIDS patients, with greater prevalence outside the United States, where protease inhibitors have reduced the incidence. To date, there is no approved drug to treat Cryptosporidium parvum associated diarrhea. Immtech aims to have the first drug in clinical trials and approved for treatment of this condition, although there can be no assurance this will occur.

Manufacturing

      Pharmaceutical Products

      The Company has entered into an agreement with MediChem Research, Inc. ("MediChem") to produce good manufacturing practices ("GMP") - quality dicationic drugs and prodrugs for the initial two compounds (DB-289 and DB-075) for clinical testing and early commercialization. MediChem is a full-service drug synthesis and chemical services company that has synthesized numerous compounds and advanced them into clinical testing. MediChem is known internationally for providing high-quality contract manufacturing services to NIH, the U.S. military, the federally-funded AIDS programs, and numerous large pharmaceutical firms. MediChem has extensive experience in developing and validating bulk pharmaceutical processes and in preparing Drug Master Files.

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

Competition

      Competition in the biopharmaceutical, biotherapeutic, and biotechnology industries is intense. Factors such as scientific and technological developments, the availability of patents, timely governmental approval for testing, manufacturing and marketing, and the ability to commercialize products in a timely fashion play a significant role in determining a company's ability to effectively compete. Furthermore, these industries are subject to rapidly evolving technology that could result in the obsolescence of any products developed by the Company. The Company competes with many specialized biopharmaceutical firms, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many of these companies have concentrated their efforts in the development of human therapeutics, and developed or acquired internal biotechnology capabilities. These companies, as well as academic institutions, governmental agencies and other public and private organizations conducting research, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants and may establish collaborative arrangements with competitors of the Company.

      The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities. The Company is relying on its collaborations with the Consortium, UNC and NextEra Therapeutics to enhance its competitive edge by providing manufacturing, testing and commercialization support.

      The Company knows of other companies and institutions dedicated to the development of therapeutics similar to those being developed by the Company, including Eli Lilly and Company, Hoffman-LaRoche and Abbott Laboratories. Many of the Company's competitors, existing or potential, have substantially greater financial and technical resources and therefore may be in a better position to develop, manufacture and market biopharmaceutical products. Many of these competitors are also more experienced with regard to preclinical testing, human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of the Company's products.

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

      There can be no assurance that any particular patent will be granted or that patents issued to the Company will provide the protection contemplated. Patents can be challenged, invalidated or circumvented. It is also possible that competitors will develop similar products simultaneously. The Company and the Consortium have filed a total of 196 patent applications in the United States and other countries worldwide.

      As of June 23, 2000, the Company, by itself or jointly with others, has applied for 21 United States patents for biological products. Eighteen of the 21 applications filed (13 of which have been issued) cover rmCRP's clinical uses for (1) treating cancer, viral infections, bacterial infections, thrombocytopenia, and immune complex disease, (2) diagnostic imaging of tissue based disease, (3) monoclonal antibodies which specifically bind rmCRP and (4) the production and isolation of rmCRP. As of June 23, 2000, the Company has been issued 34 patents in the U.S. and in various global markets on its biological products.

      The Company has also obtained worldwide exclusive licensing rights to 125 additional patents filed domestically and globally for its pharmaceutical products. The pharmaceutical patent applications cover compound structure and uses for the treatment of infections caused by Pneumocystis carinii, Cryptosporidium parvum, Giardia lamblia, Leishmania mexicana amazonesis, Trypanosoma brucei rhodesienes, various fungi, Plasmodium falciparum and HIV. Also, patent applications cover the process for making prodrugs and the uses of the Company's unique compounds to detect and quantify nucleic acids and cytoskeleton elements. To date, 35 U.S. patents and 88 total patents have been issued on the Company's pharmaceutical products.

      Four of the 18 U.S. patents relating to mCRP products were filed jointly with Northwestern University or Rush Medical School, and the Company retains exclusive worldwide rights to use the technology covered by these patents pursuant to license agreements. All of the Company's patents on its pharmaceutical products have been filed jointly with UNC and the other academic institutions of the Consortium.

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

Employees

      The Company currently has nine employees, four of whom hold advanced degrees. Through its collaborative agreement with the UNC Consortium, approximately 25 researchers associated with institutions such as UNC, Auburn University, Duke University and Georgia State University have worked to advance the Company's products toward commercialization. The Company expects to hire several new employees primarily to focus on regulatory and clinical development activities. Recent hires are engaged directly in supporting the Company's regulatory and clinical trial programs.

Research and Development

      Pharmaceutical

      The Company conducts independent research and development efforts and is also a participant since 1997 in the Consortium organized by Dr. Richard R. Tidwell of UNC. Many of the world's leading experts in opportunistic infections are affiliated with members of the Consortium, including:

o     Dr. John Perfect of Duke University (for fungal diseases)
o     Dr. James E. Hall of UNC (for Trypanosomiasis and Leishmaniasis diseases)
o Drs. Dave Wilson and Dave Boykin of Georgia State University (for the chemical design, synthesis, and molecular characterization of novel anti-infective drugs)
o     Dr. Byron Blagburn of Auburn University (for parasitic diseases)
o Dr. Christine Dykstra of Auburn (for the molecular and biochemical effects of dicationic compounds on DNA and for viral disease)
o Dr. Scott G. Franzblau of University of Illinois at Chicago (for Tuberculosis disease)

      NIH has awarded two National Cooperative Drug Development Grants ("NCDDG") to the Consortium, which has developed a library of 800 compounds that have been tested in vitro and in animals against infectious disease agents. In addition, the Company and the Consortium have recently filed for grants to support new programs for the continued development of the dication platform technology. The new NIH programs request include funding for a $5 million National Cancer Institute ("NCI") grant for using combinatorial chemistry to generate and screen new anti-cancer dication compounds, a research proposal for approximately $1.2 million for studying the use of dications to inhibit receptors in the brain that are related to memory, a proposal for $3 million to fund additional research into anti-fungal compounds, a $4 million extension of the existing NCDDG grant for tropical disease applications, and a proposal for $0.8 million to fund additional research into Cryptosporidium. Immtech received from the NIH a $0.8 million Small Business Innovation Research ("SBIR") II grant to assist in the completion of the GLP preclinical studies for DB-075, a drug to treat Cryptosporidium. The Company has applied for and gotten Committee approval on $0.7 million for a NIH SBIR II grant for the preclinical and manufacturing scale-up of a drug to treat PCP and Trypanosomiasis. Immtech and the Consortium members will continue in 2000 to apply for new grants to support applications for expanding the dication platform technology. However, the process of obtaining grants is extremely competitive and there can be no assurance that any of the Company's grant applications will be acted upon favorably.

      The Company is aggressively seeking to commence human clinical trials with well-defined, short-term clinical end points. DB-289, DB-075 and rmCRP are being produced under GMP conditions, and study protocols and regulatory information are being compiled in anticipation of starting clinical trials in the first drug in 2000.

      The Company plans to conduct multiple clinical trials using dication drugs. Specifically:

      o DB-289 will be entering into a Phase I safety trial as an orally active prodrug formulation to treat PCP. DB-289 is designed to cross the intestinal membrane to get into the bloodstream, where it is activated by natural enzymes found in human cells. Once activated, the drug kills the microbes causing the pneumonia, resulting in a clearing of the airways. The Company is pursuing an A-IND (an abbreviated IND for rapid FDA approval) for this human trial because the Company's application will focus primarily on enhancing the safety and delivery mechanics of a currently approved drug. The Company will test its prodrug in PCP-infected AIDS patients.

      o DB-075 will be entering into a Phase I safety trial for oral treatment of patients afflicted with severe diarrhea caused by the intestinal parasite Cryptosporidium parvum. Final plans are in place for synthesis, final toxicology testing prior to human use, adsorption, distribution, metabolism and excretion analyses, formulation for administration, and regulatory approvals. This study is intended to establish that DB-075 reduces the duration of Cryptosporidium caused diarrhea, the associated weight loss, and the number of Cryptosporidium parvum organisms excreted in the stool.

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

      The next step is to test rmCRP in a Phase I/IIa trial in cancer patients with funds provided by Franklin. See Certain Relationships and Related Transactions. Initial studies will investigate the safety and anti-cancer activity of rmCRP as a primary therapy. A cohort of 30 to 50 cancer patients with various malignancies will be enrolled. The anti-cancer effects of rmCRP will be monitored by changes in relative levels of blood markers of cancer, non-invasive diagnostic imaging techniques, and biopsy evaluations.

Item 2. Properties

      The Company's administrative offices and research laboratories are located in Vernon Hills, Illinois. The Company occupies approximately 9,750 square feet of space under a lease which expires on March 14, 2005. As part of the joint venture with Franklin (See Certain Relationships and Related Transactions), the Company shares its facility, which includes space for research and development activities, with NextEra. The Company also pays on a month to month basis for for approximately 2,500 square feet of space for its New York operations.

Item 3. Legal Proceedings

      Except as noted in footnote three to the Notes to the Financial Statements, the Company is not presently involved in any material litigation nor is it aware of any impending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      NONE

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock is quoted on the Nasdaq National Market System under the symbol "IMMT". The Company's common stock began trading in April 1999 upon completion of its IPO.

      Following are the reported high and low bid prices as reported by Dow Jones for each of the quarters for the year ended March 31, 2000.

                                                         High             Low
                                                         ----             ---
Quarter ended June 30, 1999                            $ 30.938        $  11.75
Quarter ended September 30, 1999                       $ 23.375        $ 14.625
Quarter ended December 31, 1999                        $ 34.875        $ 21.188
Quarter ended March 31, 2000                           $  33.75        $ 25.625

      There were approximately 206 shareholders of record and approximately 782 beneficial owners of the Company's Common Stock as of April 28, 2000. The Company has never declared nor paid dividends on its Common Stock and does not intend to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

      Set forth below is certain information concerning all sales of securities by the Company during the past year that were not registered under the Act and were not previously reported on Form 10-Q or Form 10-K. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

Date         Description/Consideration    Holder             Number of Shares of
                                                             Common Stock Issued

1/19/00      Option exercise    $13,437   Duane Anderson             27,970

2/28/00      Option exercise    $ 2,790   Jeffrey Bluestone           6,000

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

      For the eleven months after the IPO ended March 31, 2000, the Company has used the proceeds as follows:

Arrearage in research support                                        $   150,000
Debt payment                                                         $   110,000
Research and development                                             $ 3,139,156
Patent protection                                                    $   185,335
Working capital and general corporate purposes                       $ 1,685,162

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

      With the exception of research agreements and past development funding from Centocor, Sigma-Aldrich and certain research grants, the Company has not generated any revenue from operations. For the period from inception to March 31, 2000, the Company incurred a cumulative net loss of approximately $22,912,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to research grants from Small Business Technology Transfer Program Grants ("STTR") or Small Business Innovation Research Grants ("SBIR") and payments from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Results of Operations

      Year Ended March 31, 2000 Compared with Year Ended March 31, 1999.

      Revenues under collaborative research and development agreements were approximately $369,000 and $267,000 in the years ended March 31, 2000 and 1999, respectively. In 2000, there were grant revenues of approximately $369,000 from STTR and SBIR Programs from the National Institutes of Health ("NIH") while for 1999 the grant revenue from the NIH was $172,000. The balance of the revenue in 1999 was from a license agreement with Sigma Diagnostics that has since been transferred to Criticare Systems, Inc. See Certain Relationships and Related Transactions.

      Research and development expenses increased from approximately $739,000 in 1999 to $10,255,000 in 2000. This is due primarily to expenses of approximately $6,113,000 for non-cash expenses for the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North Carolina at Chapel Hill ("UNC"), acting on behalf of a consortium of universities including UNC, Duke University, Auburn University and Georgia State University (the "Consortium"), an increase of $350,000 of payments to the Consortium on the "Agreement", an increase of non-cash compensation expenses for services related to research and development covered through the issuance of stock options totaling approximately $276,000, and pre-clinical, manufacturing, and contract services costs increasing by approximately $2,774,000.

      General and administrative expenses in 2000 were approximately $1,731,000 compared to $2,701,000 in 1999. The Company recorded $2,220,000 as compensation expense for services by RADE Management Corporation for warrants issued for management consulting, market analysis and strategic advisory services performed during 1999. Underlying increases of general and administrative expenses in 2000 consisted of approximately $505,000 relating to marketing and the New York office, approximately $327,000 in additional contract services and professional fees, approximately $427,000 due to the increase of personnel related activities and support functions, and approximately $37,000 non-cash compensation expenses for advisory services covered through the issuance of stock options.

      The Company incurred a net loss of approximately $1,791,000 for the year ended March 31, 1999 as compared with a net loss of approximately $11,434,000 for the year ended March 31, 2000. The total compensation expense for services rendered in 1999 of $2,426,000 was offset by the extraordinary gain on extinguishment of debt of approximately $1,428,000. The primary non-cash loss in 2000 was the $6,113,000 expense incurred for the issuance of stock to Pharm-Eco and the Consortium. In addition, there was a $135,000 equity in loss of joint venture in NextEra in 2000.

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

      Research and development expenses increased from approximately $312,000 in 1998 to $739,000 in 1999. This is due primarily to an increase of $200,000 of payments to the Consortium on the "Agreement", additional expensed payments of approximately $49,000 to the Consortium relating to the STTR's mentioned above, and non-cash compensation expenses for services related to research and development totaling $196,000 covered by the issuance of stock options.

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

Liquidity and Capital Resources

      From inception through March 31, 2000, the Company financed its operations from (i) the net proceeds of private placements of debt and equity securities and cash contributed from stockholders, which in the aggregate, raised approximately $19,470,000 (ii) payments from research agreements and SBIR grants and STTR Program grants of approximately $2,357,000 and (iii) use of stock, options and warrants in lieu of cash compensation.

      In July 1998, the Company completed a private placement equity offering of $1,000,000 (the "Private Placement"). As a condition to this investment, the Company completed a recapitalization (the "Recapitalization") pursuant to which:
(i) the Company effected a 0.645260-for-1 reverse stock split of all of the shares of Common Stock issued and outstanding immediately prior to the effectiveness of such stock split, resulting in the reduction in the number of issued and outstanding shares of Common Stock from 2,305,166 to 1,487,431 (the "First Reverse Stock Split"); (ii) the Company converted approximately $3,151,000 in indebtedness (consisting of stockholder advances, notes payable and related accrued interest and accounts payable) outstanding immediately prior to the effective date of the recapitalization into 1,209,962 shares of Common Stock (after giving effect to the First Reverse Stock Split), (iii) 1,794,550 shares of Series A Preferred Stock issued and outstanding immediately prior to the effective date were converted into 1,157,931 shares of Common Stock (after giving effect to the First Reverse Stock Split), (iv) 1,600,000 shares of Series B Preferred Stock issued and outstanding immediately prior to the Effective Date were converted into 1,232,133 shares of Common Stock (after giving effect to the First Reverse Stock Split), (v) as a result of the First Reverse Stock Split, options outstanding immediately prior to the effective date and held by employees of or consultants to the Company to purchase an aggregate of 1,746,815 shares of Common Stock were automatically converted into options to purchase 1,127,150 shares of Common Stock and the purchase prices thereof were adjusted proportionately and (vi) the total number of authorized shares was increased to 35,000,000, consisting of 30,000,000 shares of Common Stock, $0.01 par value and 5,000,000 shares of Preferred Stock, $0.01 par value. In February of 1999 the Company effected a 1-for-2 reverse stock split of all of the shares of Common Stock issued and outstanding immediately prior to the effectiveness of such stock split, resulting in the reduction in the number of issued and outstanding shares of Common Stock from 6,491,135 to 3,245,517.

      On April 26, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering ("IPO") resulting in net proceeds of approximately $9,173,000. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. The warrants expire on April 30, 2003.

      The Company used $110,000 of the net proceeds of the IPO to repay amounts due to the State of Illinois and Northwestern University. Substantially all of the remaining net proceeds of the IPO, $9,062,610, will be used to fund the Company's research and development efforts, including clinical and preclinical studies. Any net proceeds not applied to the Company's research and development efforts will be used for working capital and general corporate purposes, including hiring additional employees. The amount and timing of expenditures of the net proceeds of the IPO cannot be precisely determined, and will depend on numerous factors, including the status of the Company's product development efforts, the results of clinical trials and the regulatory approval process. The Company may also use a portion of the net proceeds to acquire complementary businesses, products or technologies, although the Company has no agreements and is not involved in any negotiations with respect to any such transaction. Pending such uses, the Company plans to invest the net proceeds from the IPO in short-term, investment-grade, interest-bearing securities.

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

      As of March 31, 2000, the Company had federal net operating loss carryforwards of approximately $20,500,000 which expire from 2006 through 2020. As of March 31, 2000, the

Company had available for federal income tax purposes approximately $19,600,000 of alternative minimum tax net operating loss carryforwards which expire from 2006 through 2020. The Company also has approximately $18,300,000 of state net operating loss carryforwards as of March 31, 2000, which expire from 2008 through 2020, available to offset certain future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $924,000 of the Company's net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2000, the Company had federal income tax credit carryforwards of approximately $127,000 which expire from 2008 through 2020.

      The Company believes its existing resources but not including proceeds from any grants the Company may receive, to be sufficient to meet the Company's planned expenditures through May 31, 2001, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

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

Item 7. Consolidated Financial Statements and Supplementary Data

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements as of March 31, 1999 and
2000, the Years Ended March 31, 1998, 1999 and
2000 and for the Period October 15, 1984 (Date of
Inception) to March 31, 2000 (Unaudited) and
Independent Auditors' Report

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS                         F-1

FINANCIAL STATEMENTS AS OF MARCH 31, 1999 AND 2000
 AND FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000,
 AND FOR THE PERIOD FROM OCTOBER 15, 1984 (DATE OF
 INCEPTION) TO MARCH 31, 2000 (UNAUDITED):

 Balance Sheets                                                              F-2

 Statements of Operations                                                    F-3

 Statements of Common Stockholders' Investment (Deficiency in Assets)      F-4-6

 Statements of Cash Flows                                                    F-7

 Notes to Financial Statements                                            F-8-25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Immtech International, Inc.
(A Development Stage Enterprise):

We have audited the accompanying balance sheets of Immtech International, Inc. (a development stage enterprise) (the "Company") as of March 31, 1999 and 2000, and the related statements of operations, common stockholders' investment (deficiency in assets), and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Milwaukee, Wisconsin

June 6, 2000

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
MARCH 31, 1999 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                           1999         2000

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                      $4,595,141
  Investment securities available for sale (Notes 1 and 4)                 1,360,989
  Prepaid expenses and supplies                               $  8,364        31,048
                                                              --------    ----------

           Total current assets                                  8,364     5,987,178
                                                              --------    ----------

PROPERTY AND EQUIPMENT (Notes 1 and 3):
  Research and laboratory equipment                            244,562       399,198
  Furniture and office equipment                                51,480       112,036
  Leasehold improvements                                        17,205         9,797
                                                              --------    ----------

           Total - at cost                                     313,247       521,031

  Less accumulated depreciation and amortization               283,230       283,741
                                                              --------    ----------

Property and equipment - net                                    30,017       237,290

DEFERRED OFFERING COSTS (Notes 1 and 2)                        513,210

                                                              --------    ----------

TOTAL                                                         $551,591    $6,224,468
                                                              ========    ==========

See notes to financial statements.

--------------------------------------------------------------------------------

LIABILITIES AND COMMON STOCKHOLDERS'                                          1999            2000
  INVESTMENT (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable (Note 1)                                              $    508,232    $  1,531,011
  Accrued interest (Note 6)                                                   281,470
  Other accrued liabilities                                                    50,351          33,904
  Advances from stockholders and affiliates (Note 5)                           50,000
  Notes payable (Note 6)                                                      110,000
                                                                         ------------    ------------

           Total current liabilities                                        1,000,053       1,564,915

DEFERRED RENTAL OBLIGATION (Note 11)                                                           39,879
                                                                         ------------    ------------

           Total liabilities                                                1,000,053       1,604,794
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 3, 8, 11 and 13)

COMMON STOCKHOLDERS' INVESTMENT (DEFICIENCY
  IN ASSETS) (Notes 2, 5, 6, 7, 9, 12 and 13):
  Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and unissued
  Common stock, par value $0.01 per share, 30,000,000 shares authorized, 3,245,517 and 5,282,334 shares issued and
    outstanding as of March 31, 1999 and 2000, respectively                    32,455          52,823
  Additional paid-in capital                                               10,997,198      27,480,070
  Deficit accumulated during the developmental stage                      (11,478,115)    (22,912,041)
  Net unrealized losses on investment securities
    available for sale (Notes 1 and 4)                                                         (1,178)
                                                                         ------------    ------------

           Total common stockholders' investment (deficiency in assets)      (448,462)      4,619,674
                                                                         ------------    ------------

TOTAL                                                                    $    551,591    $  6,224,468
                                                                         ============    ============

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1998, 1999 AND 2000 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                                                  October 15,
                                                                                                     1984
                                                                 Years Ended March 31,            (Inception)
                                                    -----------------------------------------     to March 31,
                                                         1998           1999           2000           2000
                                                                                                   (unaudited)

REVENUES (Notes 1, 12 and 13)                       $    19,552   $    266,952   $    368,844    $  2,356,917
                                                    -----------   ------------   ------------    ------------

EXPENSES:
  Research and development (Notes 1, 9 and 13)          312,366        738,762     10,255,301      17,848,508
  General and administrative (Notes 9 and 12)           537,132      2,685,404      1,731,348       9,693,462
  Equity in loss of joint venture (Notes 1 and 4)                            2        135,000         135,002
                                                    -----------   ------------   ------------    ------------

           Total expenses                               849,498      3,424,168     12,121,649      27,676,972
                                                    -----------   ------------   ------------    ------------

LOSS FROM OPERATIONS                                   (829,946)    (3,157,216)   (11,752,805)    (25,320,055)
                                                    -----------   ------------   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                                        5,680        318,879         324,559
  Interest expense                                     (241,767)       (67,543)                    (1,129,502)
  Cancelled offering costs                              (73,984)                                     (584,707)
                                                    -----------   ------------   ------------    ------------

           Other income (expense) - net                (315,751)       (61,863)       318,879      (1,389,650)
                                                    -----------   ------------   ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                       (1,145,697)    (3,219,079)   (11,433,926)    (26,709,705)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
  (Notes 2, 5 and 6)                                                 1,427,765                      1,427,765
                                                    -----------   ------------   ------------    ------------

NET LOSS                                             (1,145,697)    (1,791,314)   (11,433,926)    (25,281,940)

CONVERSION OF REDEEMABLE PREFERRED STOCK
  (Notes 2 and 7)                                                    3,713,334                      3,713,334

REDEEMABLE PREFERRED STOCK PREMIUM
  AMORTIZATION (Note 7)                                  81,696                                       440,119

REDEEMABLE PREFERRED STOCK DIVIDENDS (Note 7)          (413,131)      (137,689)                    (1,783,554)
                                                    -----------   ------------   ------------    ------------

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                      $(1,477,132)  $  1,784,331   $(11,433,926)   $(22,912,041)
                                                    ===========   ============   ============    ============

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS:
  Loss before extraordinary gain                    $     (1.69)  $      (1.31)  $      (2.27)
  Extraordinary gain                                                      0.58
                                                    -----------   ------------   ------------
  Net loss                                                (1.69)         (0.73)         (2.27)
  Redeemable preferred stock conversion, premium
    amortization and dividends                            (0.49)          1.46
                                                    -----------   ------------   ------------

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                            $     (2.18)  $       0.73   $      (2.27)
                                                    ===========   ============   ============

SHARES USED IN COMPUTING NET (LOSS) INCOME PER
  SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS             676,471      2,446,297      5,036,405
                                                    ===========   ============   ============

See notes to financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF COMMON STOCKHOLDERS' INVESTMENT (DEFICIENCY IN ASSETS)
YEARS ENDED MARCH 31, 1998, 1999 AND 2000 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                                              Net Unrealized      Total
                                                                                  Deficit       Losses on         Common
                                           Common                               Accumulated     Investment     Stockholders'
                                        Shares Issued   Common    Additional     During the     Securities        Equity
                                            and         Stock      Paid-in      Development     Available     (Deficiency in
                                         Outstanding    Amount     Capital         Stage        for Sale         Assets)
October 15, 1984 (date of inception)
  Issuance of common stock to founders    113,243      $1,132    $   24,868                                    $    26,000
                                        ---------     -------   -----------                                    -----------
Balance, March 31, 1985                   113,243       1,132        24,868                                         26,000
  Issuance of common stock                 85,368         854       269,486                                        270,340
  Net loss                                                                     $   (209,569)                      (209,569)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1986                   198,611       1,986       294,354        (209,569)                        86,771
  Issuance of common stock                 42,901         429       285,987                                        286,416
  Net loss                                                                          (47,486)                       (47,486)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1987                   241,512       2,415       580,341        (257,055)                       325,701
  Issuance of common stock                  4,210          42        28,959                                         29,001
  Net loss                                                                         (294,416)                      (294,416)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1988                   245,722       2,457       609,300        (551,471)                        60,286
  Issuance of common stock                 62,792         628       569,372                                        570,000
  Provision for compensation                                        489,975                                        489,975
  Net loss                                                                         (986,746)                      (986,746)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1989                   308,514       3,085     1,668,647      (1,538,217)                       133,515
  Issuance of common stock                 16,478         165       171,059                                        171,224
  Provision for compensation                                        320,980                                        320,980
  Net loss                                                                         (850,935)                      (850,935)
Balance, March 31, 1990                   324,992       3,250     2,160,686      (2,389,152)                      (225,216)
  Issuance of common stock                    218           2         1,183                                          1,185
  Provision for compensation                                          6,400                                          6,400
  Net loss                                                                         (163,693)                      (163,693)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1991                   325,210       3,252     2,168,269      (2,552,845)                      (381,324)
  Issuance of common stock                 18,119         181        85,774                                         85,955
  Provision for compensation                                        864,496                                        864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                 57,917                                         57,917
  Net loss                                                                       (1,479,782)                    (1,479,782)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1992                   343,329       3,433     3,176,456      (4,032,627)                      (852,738)
  Issuance of common stock                195,790       1,958        66,839                                         68,797
  Provision for compensation                                        191,502                                        191,502
  Net loss                                                                       (1,220,079)                    (1,220,079)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1993                   539,119       5,391     3,434,797      (5,252,706)                    (1,812,518)
  Issuance of common stock                107,262       1,073        40,602                                         41,675
  Provision for compensation                                         43,505                                         43,505
  Net loss                                                                       (2,246,426)                    (2,246,426)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1994                   646,381       6,464     3,518,904      (7,499,132)                    (3,973,764)
  Net loss                                                                       (1,661,677)                    (1,661,677)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1995 (unaudited)       646,381       6,464     3,518,904      (9,160,809)                    (5,635,441)
  Issuance of common stock for
    compensation                           16,131         161         7,339                                          7,500
  Net loss                                                                       (1,005,962)                    (1,005,962)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1996                   662,512       6,625     3,526,243     (10,166,771)                    (6,633,903)
  Issuance of common stock                 12,986         130         5,908                                          6,038
  Provision for compensation -
    employees                                                        45,086                                         45,086
  Provision for compensation -
    nonemployees                                                     62,343                                         62,343
  Issuance of warrants to purchase
    common stock                                                     80,834                                         80,834
  Net loss                                                                       (1,618,543)                    (1,618,543)
                                        ---------     -------   -----------    ------------                    -----------

                                                                     (Continued)

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF COMMON STOCKHOLDERS' INVESTMENT (DEFICIENCY IN ASSETS)
YEARS ENDED MARCH 31, 1998, 1999 AND 2000 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                                              Net Unrealized      Total
                                                                                  Deficit       Losses on         Common
                                           Common                               Accumulated     Investment     Stockholders'
                                        Shares Issued   Common    Additional     During the     Securities        Equity
                                            and         Stock      Paid-in      Development     Available     (Deficiency in
                                         Outstanding    Amount     Capital         Stage        for Sale         Assets)
Balance, March 31, 1997                   675,498      $6,755    $3,720,414    $(11,785,314)                   $(8,058,145)
  Exercise of options (Notes 9 and 10)     68,167         682        28,862                                         29,544
  Provision for compensation -
    employees (Note 9)                                               50,680                                         50,680
  Provision for compensation -
    nonemployees (Note 9)                                           201,696                                        201,696
  Contributed capital - common
    stockholders (Note 12)                                          231,734                                        231,734
  Net loss                                                                       (1,477,132)                    (1,477,132)
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1998                   743,665       7,437     4,233,386     (13,262,446)                    (9,021,623)
  Issuance of common stock under
    private placement offering (Note 2)   575,000       5,750       824,907                                        830,657
  Conversion of Criticare debt to
    common stock (Notes 5 and 6)          180,756       1,808       856,485                                        858,293
  Conversion of debt to common stock
    (Notes 5 and 6)                       424,222       4,242       657,555                                        661,797
  Conversion of redeemable preferred
    stock to common stock (Note 7)      1,195,017      11,950     1,852,300                                      1,864,250
  Exercise of options (Note 9)             40,650         406        12,944                                         13,350
  Provision for compensation -
    nonemployees (Note 9)                                         2,426,000                                      2,426,000
  Issuance of common stock to
    Criticare (Note 12)                    86,207         862       133,621                                        134,483
  Net income                                                                      1,784,331                      1,784,331
                                        ---------     -------   -----------    ------------                    -----------
Balance, March 31, 1999                 3,245,517      32,455    10,997,198     (11,478,115)                      (448,462)
                                                                                                               -----------
  Comprehensive income (loss):
    Net loss                                                                    (11,433,926)                   (11,433,926)
    Other comprehensive income (loss):
      Unrealized losses on investment
        securities available for sale                                                             $(1,178)          (1,178)
                                                                                                               -----------
      Comprehensive loss                                                                                       (11,435,104)
  Issuance of common stock under
    initial public offering (Note 2)    1,150,000      11,500     9,161,110                                      9,172,610
  Issuance of common stock for
    accrued interest (Note 6)              28,147         281       281,189                                        281,470
  Exercise of options and warrants
    (Note 9)                              247,420       2,474       424,348                                        426,822
  Provision for compensation -
    nonemployees (Note 9)                                           509,838                                        509,838
  Issuance of common stock for
    compensation - nonemployees
    (Note 13)                             611,250       6,113     6,106,387                                      6,112,500
                                        ---------     -------   -----------    ------------       -------      -----------

Balance, March 31, 2000                 5,282,334     $52,823   $27,480,070    $(22,912,041)      $(1,178)     $ 4,619,674
                                        =========     =======   ===========    ============       =======      ===========

See notes to financial statements.                                   (Concluded)

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1999 AND 2000 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                                                                  October 15,
                                                                                                                      1984
                                                                                Years Ended March 31,             (Inception)
                                                                    -----------------------------------------     to March 31,
                                                                        1998           1999           2000            2000
                                                                                                                  (unaudited)

OPERATING ACTIVITIES:
  Net loss                                                          $(1,145,697)  $ (1,791,314)  $(11,433,926)   $(25,281,940)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation recorded related to issuance of common stock or
      common stock options                                              252,376      2,426,000      6,622,338      11,511,301
    Depreciation and amortization of property and equipment              27,119         27,120         40,341         355,251
    Deferred rental obligation                                                                         39,879          39,879
    Equity in loss of joint venture                                                          2        135,000         135,002
    Amortization of debt discounts and issuance costs                    30,542                                       134,503
    Extraordinary gain on extinguishment of debt                                    (1,427,765)                    (1,427,765)
    Changes in assets and liabilities:
      Prepaid expenses and supplies                                       1,068          5,270        (22,684)        (31,048)
      Accounts payable                                                  187,462        112,496      1,350,741       1,858,973
      Accrued interest                                                  208,329                                       663,013
      Other accrued liabilities                                        (101,024)        18,223        (16,447)         33,904
                                                                    -----------   ------------   ------------    ------------

           Net cash used in operating activities                       (539,825)      (629,968)    (3,284,758)    (12,008,927)
                                                                    -----------   ------------   ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                (247,614)       (566,017)
  Investment in and advances to joint venture                                               (2)      (135,000)       (135,002)
  Proceeds from maturities of investment securities                                                   242,484         242,484
  Purchases of investment securities                                                               (1,603,473)     (1,603,473)
                                                                                  ------------   ------------    ------------

           Net cash used in investing activities                                            (2)    (1,743,603)     (2,062,008)
                                                                                  ------------   ------------    ------------

FINANCING ACTIVITIES:
  (Repayments of) advances from stockholders and affiliates             215,172         50,000        (50,000)        985,172
  Proceeds from issuance of notes payable                                                                           2,645,194
  Principal payments on notes payable                                    (3,500)       (11,000)      (110,000)       (218,119)
  Payments for debt issuance costs                                                                                    (53,669)
  Payments for extinguishment of debt                                                 (203,450)                      (203,450)
  Proceeds from issuance of preferred stock                                                                         3,330,000
  Net proceeds from issuance of common stock                             17,909        978,490      9,783,502      12,133,284
  Additional capital contributed by stockholders                        231,734                                       231,734
  Payments for offering costs deferred                                                (184,070)                      (184,070)
                                                                    -----------   ------------   ------------    ------------

           Net cash provided by financing activities                    461,315        629,970      9,623,502      18,666,076
                                                                    -----------   ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (78,510)             0      4,595,141       4,595,141

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           78,510              0              0               0
                                                                    -----------   ------------   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $         0   $          0   $  4,595,141    $  4,595,141
                                                                    ===========   ============   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)

See notes to financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------

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

      Risks and Uncertainties - Since inception, the Company has incurred accumulated losses of approximately $22,912,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and ultimately, to obtain profitable operations. As discussed in Note 2, on April 26, 1999, the Company completed an initial public offering which raised approximately $9,173,000 of additional equity capital. The net proceeds from the initial public offering are not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. Management's plans for the forthcoming year include continuing their efforts to obtain additional equity financing and research grants, and enter into various research and development agreements with other entities (see Notes 3 and 13).

      Cash Equivalents - The Company considers all investments with maturities of three months or less to be cash equivalents. Cash equivalents consist of an investment in a money market mutual fund and corporate debt instruments, recorded at cost, which approximate fair value.

      Investment Securities - The Company classifies its investment in debt securities as available for sale. Securities available for sale are recorded at fair value, with unrealized gains (losses) recorded as a separate component of common stockholders' investment (deficiency in assets). Gains (losses) on the sale of investment securities are recorded on the specific identification method.

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method (see Note 3).

      Property and Equipment - Property and equipment are recorded at cost and depreciation and amortization are provided using primarily the straight-line method over estimated useful lives ranging from three to seven years.

      The Company periodically evaluates the carrying value of its property and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

      Debt Issuance Costs and Debt Discounts - Costs incurred in connection with the issuance of certain debt were deferred and amortized over the original life of such notes using the interest method. Discounts related to the issuance of certain debt were amortized and charged to operations using the interest method. Amortization of approximately $31,000 was charged to operations during the year ended March 31, 1998, as additional interest expense.

      Deferred Offering Costs - Costs incurred with respect to a common stock offering in process as of March 31, 1999 were deferred pending the completion of the offering. As of March 31, 1999, there were approximately $329,000 of deferred offering costs that were unpaid and included in accounts payable. The offering was completed on April 26, 1999, and the costs were netted with the proceeds of the offering.

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

      Net (Loss) Income Per Share - Net (loss) income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted net (loss) income per share was the same as the basic net (loss) income per share as the stock options and warrants were antidilutive for the years ended March 31, 1998, 1999 and 2000.

      Fair Value of Financial Instruments Information - The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, investment securities available for sale, accounts payable and notes payable) approximates the fair value of such instruments as of March 31, 1999 and 2000.

      Segment Reporting - The Company is a development stage biopharmaceutical company that operates as one segment.

      Comprehensive Income (Loss) - Comprehensive income (loss) for the year ended March 31, 2000 included net unrealized losses on investment securities available for sale. There was no difference between comprehensive income (loss) and net income (loss) for the years ended March 31, 1998 and 1999.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Approved Accounting Standard Not Adopted - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is in the process of evaluating the accounting and reporting requirements of SFAS No. 133, as amended by SFAS No. 137, and does not believe the adoption of SFAS No. 133 will have a significant effect on the Company's financial statements. This statement is required to be adopted no later than the year ended March 31, 2002.

      Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

2. RECAPITALIZATION, PRIVATE PLACEMENT, STOCK SPLITS AND INITIAL PUBLIC OFFERING

      On July 24, 1998 (the "Effective Date"), the Company (with stockholder approval) completed a recapitalization (the "Recapitalization") pursuant to which: (i) the Company effected a .645260-for-1 reverse stock split of all of the shares of common stock issued and outstanding immediately prior to the Effective Date, resulting in the reduction in the number of issued and outstanding shares of common stock from 2,305,166 to 1,487,431 (the "First Reverse Stock Split"); (ii) the Company's debtholders converted approximately $3,151,000 in stockholder advances, notes payable and related accrued interest and accounts payable outstanding immediately prior to the Effective Date into 1,209,962 shares of common stock (after giving effect to the First Reverse Stock Split) and approximately $203,000 in cash; (iii) the Company's Series A Preferred stockholders converted 1,794,550 shares of Series A Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,157,931 shares of common stock (after giving effect to the First Reverse Stock Split); (iv) the Company's Series B Preferred stockholders converted 1,600,000 shares of Series B Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,232,133 shares of common stock (after giving effect to the First Reverse Stock Split); (v) the Company converted options outstanding immediately prior to the Effective Date and held by employees of or consultants to the Company to purchase an aggregate of 1,746,815 shares of common stock into options to purchase 1,127,150 shares of common stock (after giving effect to the First Reverse

      Stock Split); and (vi) the total number of authorized shares was increased to 35,000,000, consisting of 30,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of preferred stock, $.01 par value.

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

      Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock for $1.74 per share, or aggregate consideration to the Company of $1,000,000 to certain accredited investors under a private placement offering. For services and expenses involved with this Recapitalization, the placement agent New China Hong Kong Securities Limited ("NCHK") received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $.10 per share. On May 17, 1999, NCHK exercised their warrants. For advisory services in this transaction, RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement with RADE was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants expire July 24, 2004. The private placement offering resulted in net proceeds of approximately $831,000.

      On April 26, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering resulting in net proceeds of approximately $9,173,000. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. The warrants expire April 30, 2003.

3. INVESTMENT IN NEXTERA THERAPEUTICS, INC.

      On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and certain other parties, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin has provided funding of $1,350,000 to NextEra through March 31, 2000 to fund the scale-up of manufacturing and initiation of Phase I clinical trials. The Company contributed its rmCRP technology as well as use of its current laboratory facilities for 330,000 common shares of NextEra. During the year ended March 31, 2000, the Company advanced $135,000 to NextEra to fund its operations.

      NextEra is in the process of preparing drug substance and documents for a Phase I safety study in 30 to 50 cancer patients to be carried out at Northwestern University. The focus of the study is to evaluate the safety and early efficacy of rmCRP in patients with different types of cancer. The Company and Franklin estimate that it will take approximately 18 months to complete the Phase I clinical trial once sufficient funds are available to initiate the trial. At the conclusion of the trial, the data for safety and efficacy will be evaluated and Franklin will have 90 days to decide whether to continue the development of rmCRP in human Phase II and III clinical trials. If Franklin decides to proceed, it has to invest a minimum of an additional $6,500,000 for which Franklin will receive an additional 160,000 common shares of NextEra. In addition, if Franklin elects to proceed, at its option, the Company shall have the right to provide $1,625,000 of the additional investment of $6,500,000 in return for 40,000 of the

      160,000 common shares Franklin would receive. At such time the Company will assign its laboratory facilities to NextEra. If Franklin decides not to proceed, the Company can purchase majority control of NextEra by buying NextEra common stock at $1.00 per share until enough shares are purchased for majority control.

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

      The Board of Directors of NextEra consists of two directors appointed by the Company (one Company employee and a representative from RADE) and five by Franklin. Unanimous approval of NextEra's Board of Directors is required for issuance of stock to employees, mergers, sales or disposition of substantially all assets, or liquidation of NextEra.

      The Company has, on the fifth anniversary of the formation of NextEra, a "put" option of NextEra stock. The exercise of the put will cause NextEra to purchase the stock owned by Immtech at an appraised value, or at $5.00 per share, whichever is lower.

      NextEra funded the operation of the Company's primary facility, including certain salaries related to work on rmCRP, rent and overhead associated with the project from July 1998 through December 1999. Since January 1, 2000, NextEra has funded only their own compensation expenses, as they stopped funding the Company's primary facility and any associated overhead. In addition, NextEra has funded and is required to fund the cost of maintaining and defending the patents that are part of the intellectual property transferred to NextEra by the Company.

      NextEra has incurred accumulated losses of approximately $1,416,000 since inception (July 8, 1998) through March 31, 2000. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of March 31, 2000, NextEra's current liabilities exceeded its current assets by approximately $1,231,000 and NextEra had a stockholders' deficiency of approximately $1,200,000.

      The Company has learned that, on April 27, 2000, Franklin filed a complaint against the Company in the United States District Court for the Southern District of Ohio, Eastern Division. The complaint alleges fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. NextEra is not a party to the lawsuit. The complaint seeks compensatory damages in excess of $800,000, unquantified punitive damages, attorneys' fees, costs and expenses. The Company has not been served with the complaint and thus has filed no responsive pleadings. The Company believes the complaint lacks merit and intends to vigorously defend this action. Currently, the Company is in negotiations with Franklin and its designees to resolve the underlying issues, including the possible restructuring of the joint venture and relationship with NextEra to better position NextEra in its fund raising efforts.

      NextEra's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. NextEra's financial plans for the forthcoming year include the continuing efforts to obtain additional equity financing.

      As of March 31, 1999 and 2000, the Company owned approximately 49% and 44%, respectively, of the issued and outstanding shares of NextEra common stock.

      The following is a summary of the Company's investment in NextEra as of March 31, 1999 and 2000:

                                                               1999       2000

Investment in NextEra:
  Common stock                                                  $ 2     $      2
  Advances from the Company                                              135,000
                                                                ---     --------
  Total                                                           2      135,002
  Less investment losses recognized                               2      135,002
                                                                ---     --------

Net investment                                                  $ 0     $      0
                                                                ===     ========

      The Company has recognized an equity loss in NextEra to the extent of the basis of its investment. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

      The following is summarized financial information for NextEra as of March 31, 1999 and 2000 and for the period from inception (July 8, 1998) through March 31, 1999 and the year ended March 31, 2000:

                                                            1999          2000

Current assets                                          $  66,000   $    32,000
Noncurrent assets                                           5,000        25,000
Current liabilities:
  Advances from Franklin                                  441,000     1,084,000
  Advances from the Company                                    --       135,000
  Advances from other shareholder                              --        26,000
  Other                                                     2,000        18,000
Stockholders' deficiency                                 (372,000)   (1,200,000)
Revenues                                                       --            --
Net loss                                                 (372,000)   (1,416,000)

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

      The amortized cost and carrying value (fair value) of investment securities available for sale as of March 31, 2000 are summarized as follows:

                                              Gross        Gross
                               Amortized    Unrealized   Unrealized       Fair
                                 Cost         Gains        Losses         Value

Corporate debt securities     $  933,759      $ 119       $(1,142)    $  932,736
Asset backed securities          427,230                     (155)       427,075
                              ----------      -----       -------     ----------

Total                         $1,360,989      $ 119       $(1,297)    $1,359,811
                              ==========      =====       =======     ==========

      The maturities of the investment securities available for sale as of March 31, 2000 are as follows:

                                                                        Net
                                              Fair       Amortized    Unrealized
                                             Value        Cost         Losses

Due in one year or less                   $   477,075   $   477,111    $    (36)
Due after one year through two years          682,736       683,878      (1,142)
Due after two years through three years       200,000       200,000
                                          -----------   -----------    --------

Total                                     $ 1,359,811   $ 1,360,989    $ (1,178)
                                          ===========   ===========    ========

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

6. NOTES PAYABLE

      Notes payable consisted of the following as of March 31, 1999:

State of Illinois, payment made in May 1999 upon
  closure of initial public offering, 0% interest, unsecured           $ 100,000

Northwestern University, payment made in May 1999,
  0% interest, unsecured                                                  10,000
                                                                       ---------

Total notes payable                                                    $ 110,000
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

      On July 24, 1998, certain notes payable to Criticare aggregating $148,777 and related accrued interest of $43,426 were exchanged for 35,403 shares of common stock. The carrying value of the outstanding Criticare indebtedness under such notes in excess of the estimated fair value of the shares of common stock exchanged was accounted for as additional paid-in capital, as Criticare is a significant stockholder.

      On July 24, 1998, certain notes payable aggregating $1,306,673, related accrued interest aggregating $337,290 and accounts payable aggregating $261,597 were exchanged for 227,398 shares of common stock and $203,450 cash. During the year ended March 31, 1999, the Company recognized an extraordinary gain on the extinguishment of debt of $1,347,361 for the outstanding aggregate indebtedness under such notes ($1,306,673), related accrued interest ($337,290) and accounts payable ($261,597) in excess of the estimated fair value of the shares of common stock ($354,749) and cash ($203,450) exchanged.

7. REDEEMABLE PREFERRED STOCK

      On July 24, 1998, the Series A and B Preferred stockholders exchanged their preferred shares for an aggregate 1,195,017 shares of common stock (see Note 2). The holders of the Series A and Series B Preferred Stock had cumulative dividend preferences at the rate of 8% per annum, compounded daily, of the liquidation value thereof, plus accumulated and unpaid dividends thereon, in preference to any dividend on common stock, payable when and if declared by the Company's Board of Directors. Dividends accrued whether or not they had been declared and whether or not there were profits, surplus or other funds of the Company legally available for the payment of dividends.

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

8. INCOME TAXES

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

      The Company has no significant deferred income tax liabilities. Significant components of the Company's deferred income tax assets are as follows:

                                                      Years Ended March 31,
                                             ---------------------------------------
                                                 1998          1999          2000

Deferred income tax assets:
  Federal net operating loss carryforwards   $ 2,770,000   $ 2,552,000   $ 6,970,000
  State net operating loss carryforwards         290,000       259,000       880,000
  Federal income tax credit carryforwards         89,100        89,800       126,500
                                             -----------   -----------   -----------

      Total deferred income tax assets         3,149,100     2,900,800     7,976,500
                                             -----------   -----------   -----------

Valuation allowance                           (3,149,100)   (2,900,800)   (7,976,500)
                                             -----------   -----------   -----------

Net deferred income taxes recognized
  in the accompanying balance sheets         $         0   $         0   $         0
                                             ===========   ===========   ===========

      As of March 31, 2000, the Company had federal net operating loss carryforwards of approximately $20,500,000 which expire from 2006 through 2020. As of March 31, 2000, the Company had available for federal income tax purposes approximately $19,600,000 of alternative minimum tax net operating loss carryforwards which expire from 2006 through 2020. The Company also has approximately $18,300,000 of state net operating loss carryforwards as of March 31, 2000, which expire from 2009 through 2020, available to offset future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $924,000 of the Company's net operating loss carryforwards for federal income tax purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2000, the Company had federal income tax credit carryforwards of approximately $127,000 which expire from 2008 through 2020.

      The income tax provision consists of the following:

                                                          Years Ended
                                                           March 31,
                                                    ----------------------
                                                    1998     1999     2000
Current:
  Federal                                            $ 0      $ 0      $ 0
  State                                                0        0        0
                                                     ---      ---      ---

      Total income tax provision                     $ 0      $ 0      $ 0
                                                     ===      ===      ===

      A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

                                                         Years Ended March 31,
                                                       ------------------------
                                                        1998     1999     2000

Federal statutory income tax rate                     (34.0)%   (34.0)%  (34.0)%
State statutory income tax rate                        (4.8)     (4.8)    (4.8)
Non-deductible compensation and expenses                7.5      29.2
Benefit of federal and state net operating loss and
  tax credit carryforwards not recognized              31.3       9.6     38.8
                                                       ----      ----     ----

      Effective income tax rate                           0%        0%       0%
                                                       ====      ====     ====

9. STOCK OPTIONS, WARRANTS AND COMMON STOCK

      The Company has granted common stock options to individuals who have contributed to the Company. The options contain various provisions regarding vesting periods, expiration dates, stockholder approval requirements and contingencies on the approval of an increase in the stock option pool by the Board of Directors. The options vest in periods ranging from 0 to 4 years and generally expire in ten years. As of March 31, 2000, there were 2,581 employee stock options available for grant.

      During the years ended March 31, 1998, 1999 and 2000, the Company issued stock options to nonemployees for services rendered to the Company. During the year ended March 31, 1998, the Company issued 99,141 options to nonemployees and recognized expense of approximately $202,000 related to such options. During the year ended March 31, 1999, the Company issued 96,787 options to nonemployees and recognized expense of $206,000 related to such options. During the year ended March 31, 2000, the Company issued 2,176 options to nonemployees and recognized expense of approximately $37,000 related to such options. The expense was determined based on the estimated fair value of the options issued.

      The activity during the years ended March 31, 1998, 1999 and 2000 for the Company's stock options is summarized as follows:

                                                                     Weighted
                                      Number of   Stock Options      Average
                                       Shares     Price Range     Exercise Price

Outstanding as of April 1, 1997        531,276     $0.31- 6.88       $0.84
  Granted                              144,955      0.59- 1.74        1.02
  Exercised                            (68,167)     0.34- 0.59        0.43
  Expired                             (128,034)     0.34- 6.88        1.48
                                       -------     -----------       -----
Outstanding as of March 31, 1998       480,030      0.31- 1.74        0.59
  Granted                               96,787      0.46- 2.70        0.68
  Exercised                            (40,650)     0.31- 0.34        0.33
  Expired                              (19,175)     0.31- 0.59        0.39
                                       -------     -----------       -----
Outstanding as of March 31, 1999       516,992      0.31- 2.70        0.64
  Granted                                2,176            0.59        0.59
  Exercised                           (103,120)     0.31- 2.70        0.71
                                       -------     -----------       -----
Outstanding as of March 31, 2000       416,048     $0.31- 1.74       $0.63
                                       =======     ===========       =====
Exercisable as of March 31, 2000       379,493     $0.31- 1.74       $0.64
                                       =======     ===========       =====

      The following table summarizes information about stock options outstanding as of March 31, 2000:

                              Options Outstanding              Options Exercisable
                    --------------------------------------   ------------------------
                                    Weighted
                     Shares         Average      Weighted      Shares        Weighted
                 Outstanding at    Remaining      Average    Exercisable at   Average
  Range of          March 31,     Contractual    Exercise      March 31,     Exercise
Exercise Prices      2000          Life-Years     Price         2000          Price

 $0.31 to 0.34       105,260          1.09        $ 0.33       105,260        $ 0.33
  0.46 to 0.59       255,298          4.52          0.50       218,743          0.51
          1.74        55,490          8.04          1.74        55,490          1.74
                     -------                                   -------

                     416,048          4.12        $ 0.63       379,493         $ 0.64
                     =======                                   =======

      On March 30, 2000, the Board of Directors approved the issuance of 107,750 stock options at the closing market price on the grant date of the options to certain scientific members of the Consortium, employees of the Company and other individuals. These options are all subject to shareholder approval, and had not been approved as of March 31, 2000.

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

      The following table summarizes information about common stock warrants outstanding as of March 31, 2000:

                                          Warrants
        Exercise Price                   Outstanding       Expiration Date

$6.47 per share                             225,000        July 24, 2004
$6.47 per share                             750,000        October 12, 2004
$16.00 per share                            100,000        April 30, 2003
$20.52 per share (see Note 13)              850,000        April 30, 2009
                                         ----------

Total warrants outstanding                1,925,000
                                          =========

      During the year ended March 31, 2000, certain warrant holders exercised warrants to purchase 69,300 shares of common stock at $5.00 per share, respectively. The warrants, which were issued during the year ended March 31, 1997, had an August 29, 1999 expiration date. Warrants to purchase 22,100 shares of common stock expired as of such date. In addition, on May 17, 1999, NCHK exercised warrants to purchase 75,000 shares of common stock at $.10 per share.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. During the year ended March 31, 1998, the Company issued 45,814 options to employees and recognized expense of approximately $51,000 related to such options. There were no options issued to employees during the years ended March 31, 1999 and March 31, 2000. The expense was calculated as the difference between the option exercise price and the estimated fair value of the Company's stock as of the date the option was granted. If the Company had recognized compensation expense for the options granted during the years ended March 31, 1998 and 1999 and 2000, consistent with the method prescribed by SFAS No. 123, net (loss) income and net (loss) income per share would have been changed to the pro forma amounts indicated below:

                                                           Years Ended March 31,
                                                 ---------------------------------------------
                                                    1998           1999            2000

Net (loss) income attributable to common
  stockholders - as reported                     $ (1,477,132)   $ 1,784,331     $(11,433,926)
Net (loss) income attributable to common
  stockholders - pro forma                       $ (1,503,470)   $ 1,781,318     $(11,440,266)
Net (loss) income per share attributable to
  common stockholders - as reported                   $ (2.18)        $ 0.73          $ (2.27)
Net (loss) income per share attributable to
  common stockholders - pro forma                     $ (2.22)        $ 0.73          $ (2.27)

      The fair value of stock options used to compute pro forma net (loss) income and net (loss) income per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          Years Ended March 31,
                               -----------------------------------------------
                               1998              1999               2000

Volatility                     27.5%             33.0%              65.0%
Risk-free interest rate         5.4%              5.4%               6.0%
Expected life of options        4.5 years         5.4 years          5.6 years
Dividend yield                    0%                0%                 0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net (loss) income or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted during the year ended March 31, 1998 was $2.41 per share. There were no employee stock options granted during the years ended March 31, 1999 and 2000. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The pro forma effect on net (loss) income for the years ended March 31, 1998, 1999 and 2000 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation cost related to grants made prior to April 1, 1996.

10. SUPPLEMENTAL CASH FLOW INFORMATION

      The Company did not pay any income taxes or interest during the years ended March 31, 1998, 1999 or 2000.

      Non-Cash Financing Activities:

      During the years ended March 31, 1998, 1999 and 2000, the Company issued common stock options or warrants as compensation for services. During the year ended March 31, 1998, a note holder converted the Company's obligation under a note payable agreement as consideration for exercising certain stock options. During the years ended March 31, 1998 and 1999, the Company increased the carrying value of the Series A and B Preferred Stock by amounts representing the value of dividends not currently declared or paid, but which are payable under mandatory redemption features. The Company also recorded premium amortization on the Series A Preferred Stock securities during the year ended March 31, 1998. In connection with the recapitalization (see Note 2) during the year ended March 31, 1999, the preferred stock, and certain debt, accrued interest, accounts payable and shareholder advances were converted to common stock. During the year ended March 31, 2000, the Company issued common stock as consideration for an accrued interest obligation. During the year ended March 31, 1999, the Company paid and deferred certain offering costs which were netted with the proceeds of an initial public offering during the year ended March 31, 2000. The amounts of these transactions are summarized as follows:

                                                                                         Years Ended March 31,
                                                                                   ------------------------------------
                                                                                     1998          1999         2000

Issuance of common stock options or warrants as compensation
  for services                                                                     $252,376    $2,426,000    $6,622,338
Conversion of note payable as consideration for exercising certain stock options     11,635
Common stock issued as consideration for payment of accrued interest                                            281,470
Offering costs paid and deferred in prior year netted with proceeds
  of initial public offering as a reduction of additional paid-in capital                                       184,070
Preferred stock dividends accrued                                                   413,131       137,689
Preferred stock premium amortization                                                 81,696
Conversion of preferred stock to common stock                                                   5,577,584
Conversion of debt, accrued interest and accounts payable to common stock                       1,702,110
Conversion of Criticare debt to common stock                                                      858,293
Conversion of shareholder advances to common stock                                                387,450

11. LEASE COMMITMENTS

      In December 1999, the Company started leasing its main office and research facility under an operating lease that requires lease payments starting in March 2000 of approximately $12,000 per month through March 2005. The Company also leases an additional office facility on a month-to-month lease for approximately $8,000 per month.

      As discussed in Note 3, NextEra paid a portion of the Company's lease obligation under a former operating lease agreement. This lease expired in December 1999, at which time NextEra discontinued making any lease payments on the Company's behalf. NextEra made approximately $43,000 and $35,000 of lease payments for the Company during the years ended March 31, 1999 and 2000, respectively. Total rent expense was approximately $50,000, $6,000 and $152,000 for all leases during the years ended March 31, 1998, 1999 and 2000, respectively.

      Future minimum lease payments on noncancellable operating leases as of March 31, 2000 approximated as follows:

 Years                                                                   Lease
 Ending                                                                 Payments
March 31,

  2001                                                                  $146,000
  2002                                                                   146,000
  2003                                                                   146,000
  2004                                                                   153,000
  2005                                                                   140,000
                                                                        --------

  Total                                                                 $731,000
                                                                        ========

12. OTHER RELATED PARTY TRANSACTIONS

      During the year ending March 31, 1998, the following payments for various Company expenses were made on behalf of the Company by related parties: approximately $146,000 from Criticare; approximately $56,000 from an investment fund whose directors are also directors of the Company; and approximately $30,000 from certain officers and directors of the Company. These payments were recorded as expenses and additional paid-in capital in the Company's financial statements during the year ended March 31, 1998. There were no such payments during the years ended March 31, 1999 or 2000.

      Transactions with Criticare Systems, Inc.

      As part of agreeing to the private placement of stock by NCHK, Criticare obtained an option to license rmCRP as a therapy for treating sepsis. Sepsis is a bacterial infection which quickly overwhelms the immune systems and can lead to sudden death.

      Criticare's option includes patents and know-how developed by the Company. NextEra has licensed the rights for producing rmCRP back to the Company for use with sepsis applications. Criticare assigned the technology to another party and the assignee had twelve months from the date of the closing on the private placement by NCHK to raise a minimum of $500,000 to fund both the development of the sepsis technology and the initiation of clinical trials. The Company has not received notification from the assignee as to whether or not the funds have been raised. If the assignee is unable to raise the funds, the Company can acquire the sepsis technology from the assignee at market price, determined by negotiations between the two parties or an agreed third party if an agreement on price cannot be reached. The Company is required to pay the cost of maintaining and defending the patents until the initial financing is completed by the assignee.

      On July 2, 1998, the Company transferred to Criticare certain of its intangible assets and 86,207 shares of the Company's common stock for $150,000. These assets include rights to the Company's diagnostic products for measuring hemoglobin A1c. in diabetic patients and Carbohydrate Deficient Transferring ("CDT") as a marker in the blood for long-term alcohol abuse, as well as patents that have been issued for both technologies and exclusive worldwide rights from Northwestern University to develop and sell the products, which now inure to the benefit of Criticare. Criticare will be responsible for the maintenance and prosecution of the patents for both technologies. The shares issued were assigned a fair value of $134,483 and the remainder ($15,517) was recorded as income during the year ended March 31, 1999.

13. COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

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

      Under the Consortium Agreement, the Company agreed to use its best efforts to complete an initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 or an alternative form of financing ("Alternative Financing") to raise at least $4,000,000 by April 30, 1999. As a result of the closing of the IPO, the Company: (i) used $5,000,000 to develop the Compounds; (ii) issued an aggregate of 611,250 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco, which number includes 137,500 shares issued to the Consortium; the Company has recorded research and development costs of $6,112,500 during the year ended March 31, 2000, based on the estimated fair value of the 611,250 shares issued; (iii) may be required to issue warrants to purchase an aggregate of 850,000 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco with a ten-year term from the date of issuance, at an exercise price equal to the weighted average market price of the Company's common stock during the first 20 days of trading on the over-the-counter market ($20.52 per share), which warrants are exercisable upon the occurrence of certain events and subject to redemption by the Company; and (iv) may be required to issue an aggregate of 150,000 shares of common stock collectively to Pharm-Eco or persons designated by Pharm-Eco, which number of shares includes 100,000 shares of common stock to be issued to the Consortium, upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product covered by the Agreement under current Compounds. In addition, the Company will pay UNC an aggregate royalty of 5% of net sales of Current Products and Future Products, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay UNC, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement and will pay to Pharm-Eco 2.5% of all signing, milestone and other nonroyalty payments made to the Company pursuant to the sublicense agreement.

      The Company entered into an agreement with Pharm-Eco to use reasonable efforts to form a joint venture to produce Good Manufacturing Practices ("GMP")-quality dicationic drugs and products for clinical testing and for early commercialization. Pharm-Eco was unable to manufacture certain required compounds and the Company subsequently engaged alternate suppliers who successfully manufactured the compounds.

      Since the gross proceeds of the April 26, 1999 initial public offering were more than $10,000,000, both Pharm-Eco and UNC will grant an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

      The Company is required to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any Compounds or products. During the years ended March 31, 1998, 1999 and 2000, the Company expensed grant payments to UNC of $100,000, $300,000 and $650,000, respectively. Such payments were expensed as research and development costs.

      In February 1998, the Company received a Small Business Technology Transfer Research Grant for approximately $97,000 from the National Institutes of Health ("NIH") to develop simple, immune-based assays to measure drug presence and concentration in blood. During the years ended March 31, 1998 and 1999, the Company recognized revenue of approximately $20,000 and $77,000, respectively, from this grant. During the years ended March 31, 1998 and 1999, the Company expensed payments to the Consortium in the amount of approximately $15,000 and $50,000, respectively, for their research. Another Small Business Technology Transfer Research Grant for $100,000 was awarded to the Company in May 1998 from the NIH to study the applicability and effectiveness of using prodrug compounds as an oral treatment for tropical diseases such as trypanosomiasis, leishmaniasis and malaria. During the years ended March 31, 1999 and 2000, the Company recognized revenue of approximately $94,000 and $6,000, respectively, from this grant and expensed payments to the Consortium in the amounts of approximately $14,000 and $6,000, respectively, for their research. In August 1999, the Company received a Small Business Innovation Research Grant for $598,000 from the NIH to research various infections. During the year ended March 31, 2000, the Company recognized revenue of $363,000 from this grant and expensed payments of $56,000 to Pharm-Eco for their research.

      In March 1998, the Company entered into an option and worldwide exclusive license agreement with Sigma Diagnostics, Inc. ("Sigma") for hemoglobin Alc technology which the Company had the right to. The option part of the agreement allows Sigma to evaluate the technology for potential manufacturing and use on instrumentation developed by Sigma. The option agreement includes a series of payments as specific research milestones are met. The first two milestones were completed and payments by Sigma of $45,000 were received by the Company and recognized as revenue during the year ended March 31, 1999. Criticare, which subsequently acquired the Company's rights to future payments from Sigma, is entitled to up to $110,000 of contingent milestone and license payments (see Note 12). In addition, if a license is purchased by Sigma and sales are made through commercial sales, Criticare will receive annual royalty payments. The Company will receive no ongoing revenues nor will it have any further obligations to Sigma.

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

                                    Part III

Item 9. Directors and Executive Officers of the Registrant

Executive Officers, and Directors

      The executive officers, and directors of the Company are as follows:

        Name              Age                          Position
        ----              ---                          --------

T. Stephen Thompson        53   Director, President and Chief Executive Officer
Gary C. Parks              50   Treasurer, Secretary and Chief Financial Officer
Byron E. Anderson, Ph.D.   58   Director
Emil Soika                 62   Director
Eric L. Sorkin             40   Director

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

      Eric L. Sorkin, Director. Mr. Sorkin is a private investor. Prior to 1994, Mr. Sorkin worked eleven years at Dean Witter Realty Inc., a wholly owned subsidiary of Morgan Stanley Dean Witter, which grew to hold an investment portfolio of over $3 billion. He became Managing Director in 1988 and was responsible for the negotiation, structuring, and debt placement of various investments. Mr. Sorkin managed the company's retail (shopping center) portfolio of over 2 million square feet, and participated in the development of office, residential, industrial, and retail property development and acquisition of over 5 million square feet of assets. He is a graduate of Yale University with a Bachelor of Arts degree in Economics.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Messrs. Thompson, Parks, Anderson, and Ng and RADE filed their Initial Statements of Beneficial Ownership of Securities on Form 3 required by Section 16(a) approximately 20 days after the filing deadline. Mr. Ng filed his Form 4 in May 2000 for the exercise of an option for 2,800 shares in July 1999. Criticare Systems, Inc. filed a Form 4 in January 2000 for transactions covering the period from August 1999 through October 1999.

Item 10. Executive Compensation

      Summary Compensation Table. The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and its Chief Financial Officer for the fiscal years ended March 31, 1998, 1999 and 2000. None of the Company's other employees received a salary in excess of $100,000 during such years.

                           SUMMARY COMPENSATION TABLE

                                            Annual
                                         Compensation     Long-Term Compensation
                                         ------------     ----------------------

Name and Principal Position     Year      Salary ($)      Options/Sars (#)
---------------------------     ----      ----------      ----------------

T. Stephen Thompson            2000       $ 143,750             0
President, Chief Executive
Officer and Director           1999       $  56,250             0
                               1998       $  12,500             0

Gary C. Parks                  2000       $ 120,833             0
Secretary, Treasurer and
Chief Financial Officer        1999       $  56,250             0
                               1998       $   8,667             0

                 OPTION/SAR GRANTS IN YEAR ENDED MARCH 31, 2000

                                                 % of total
                                                 Options/SARs
                       Number of Securities       Granted to     Exercise or
                      Underlying Options/SARs    Employees in     Base Price    Expiration
Name                        Granted (#)           Fiscal Year       ($/Sh)         Date
----                        -----------           -----------       ------         ----
T. Stephen Thompson             0                     NA             NA            NA
Gary C. Parks                   0                     NA             NA            NA

         AGGREGATE OPTION/WARRANT EXERCISES IN YEAR ENDED MARCH 31, 2000
                   AND OPTION/WARRANT VALUES AT MARCH 31, 2000

                                                                                   Value of Unexercised
                                                       Number of Unexercised       In-the Money Options at
                                                     Options At March 31, 2000      March 31, 2000 ($)(1)
                                                               (#)
                                                     -------------------------    --------------------------
                          Shares           (1)
                       Acquired on      Realized
Name                   Exercise (#)     Value ($)    Exercisable  Unexercisable   Exercisable  Unexercisable
----                   ------------     ---------    -----------  -------------   -----------  -------------
T. Stephen Thompson         800          18,600        36,133           0           987,535          0
Gary C. Parks                 0               0        35,487           0           968,014          0

(1) Based on the March 31, 2000 value of $28.25 per share, minus the per share exercise price, multiplied by the number of shares underlying the option/warrant.

Employment Agreements

      The Company entered into an employment agreement with Mr. Thompson in 1992 pursuant to which the Company retained Mr. Thompson as its President and Chief Executive Officer for an annual base salary of $150,000 (subject to annual adjustment by the Board), plus reimbursement for related business expenses. The agreement, which includes certain confidentiality and non-disclosure provisions, also grants to Mr. Thompson the right to receive an annual bonus to be established by the Board in an amount not to exceed 60% of Mr. Thompson's annual base salary for the year and certain other fringe benefits. If the Company breaches the agreement or Mr. Thompson is terminated by the Company without cause, he is entitled to all payments which he would otherwise accrue over the greater of nine months from the date of termination or the remaining term under the agreement. Additionally, rights to all options granted to Mr. Thompson pursuant to the agreement vest immediately upon his termination without cause or a change of control of the Company. The term of Mr. Thompson's agreement expired on May 11, 1999, subject to automatic renewal for successive one-year terms unless terminated by either party upon 30 days notice. Except for $12,500 paid to Mr. Thompson during the fiscal year ended March 31, 1998, Mr. Thompson has waived any right to receive salary due under his employment agreement prior to June 30, 1998. Beginning July 1, 1998 and continuing until April 30, 1999, Mr. Thompson agreed to accept one-half of his annual salary as full satisfaction of the Company's salary obligation under his employment agreement. Mr. Thompson, effective May 1, 1999, has resumed his full salary rate of $150,000 per annum under his employment agreement, but will not be paid amounts previously waived.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of April 28, 2000 by
(i) each of the Company's Directors and Executive Officers, (ii) all directors and executive officers as a group and (iii) each person known to be the beneficial owner of more than 5% of the Shares.

                                     Number of Shares of       Percentage of
                                        Common Stock       Outstanding Shares of
           Name and Address         Beneficially Owned(1)      Common Stock
           ----------------         ---------------------      ------------
T. Stephen Thompson (2)
  c/o Immtech international, Inc.
  150 Fairway Drive, Ste. 150              294,593                 5.49%
  Vernon Hills, IL  60061

Gary C. Parks (3)
  c/o Immtech International, Inc.
  150 Fairway Drive, Ste. 150               35,777                 0.67%
  Vernon Hills, IL 60061

Cecilia Chan (4)
   c/o Immtech International, Inc.
   One North End Ave., Ste. 1111           227,000                 4.08%
   New York, NY 10282

Byron Anderson, Ph.D. (5)
  c/o Northwestern University
  Medical School                           109,322                 2.05%
  303 East Chicago Avenue
  Chicago, IL  60611

Emil Soika (6)
  c/o Criticare Systems, Inc.
  20925 Cross Road Circle                  474,956                 8.91%
  Waukesha, WI 53186

Eric Sorkin (7)
  93 Prospect Avenue
  Montclair, NJ 07042                      246,500                 4.62%

Criticare Systems, Inc. (8)
  20925 Crossroads Circle
  Waukesha, WI  53186                      474,956                 8.91%

James Ng (9)
  c/o RADE Management
  New York Mercantile                      357,800                 6.29%
  Exchange, Box 415
  New York, NY 10282

University of North Carolina
  at Chapel Hill/Pharm-Eco
  Laboratories (10)                        611,250                11.46%
  c/o Office of Technology
  Development
  308 Bynum Hall

  Chapel Hill, NC  27599

All directors and officers
  as a group(6 persons)                    913,192                15.57%

(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.

(2) Includes 258,460 shares of Common Stock, and 36,133 shares of Common Stock issuable upon the exercise of options as follows: option to purchase 8,872 shares of Common Stock at $0.46 per share by March 21, 2006; option to purchase 13,066 shares of Common Stock at $0.34 per share by November 27, 2001; and option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008.

(3) Includes 290 shares of Common Stock, and 35,487 shares of Common Stock issuable upon the exercise of options as follows: option to purchase 14,195 shares of Common Stock at $0.46 per share by February 1, 2004; option to purchase 7,097 shares of Common Stock at $0.46 per share by May 10, 2006; and option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008.

(4) Includes 2,000 shares of Common Stock, and 225,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 51,923 shares of Common Stock at $6.47 per share by July 24, 2004; and warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004.

(5) Includes 100,611 shares of Common Stock, and 8,711 shares of Common Stock issuable upon the exercise of option as follows: option granted to Dr. Anderson's wife to purchase 8,711 shares at $0.34 per share by May 1, 2001.

(6) Includes 474,956 shares held by Criticare Systems, Inc. Mr. Soika is President of Criticare Systems and, therefore, may be deemed to share investment and voting power with respect to the shares owned by Criticare Systems, Inc.

(7) Includes 21,500 shares of Common Stock, and 225,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 51,923 shares of Common Stock at $6.47 per share by July 24, 2004; and warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004.

(8) Criticare Systems, Inc. (Nasdaq: CXIM) designs, manufactures and markets cost-effective patient monitoring systems and noninvasive sensors for a wide range of hospitals and alternate health care environments throughout the worlds.

(9) Includes 2,800 shares of Common Stock, and 225,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 51,923 shares of Common Stock at $6.47 per share by July 24, 2004; and warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004. As beneficial owner of RADE Management, includes 130,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 30,000 shares of Common Stock at $6.47 per share by July 24, 2004; and warrant to purchase 100,000 shares of Common Stock at $6.47 per share by October 12, 2004.

(10) University of North Carolina at Chapel Hill ("Consortium") and Pharm-Eco jointly own 611,250 shares of Common Stock. At the time of an ANDA or NDA filing, 150,000 additional shares of Common Stock shall be issued. Additionally, upon reaching certain milestones of development, the Consortium and Pharm-Eco may be entitled to warrants to purchase 850,000 shares of Common Stock at an exercise price ($20.52) equal to the weighted average market price of the Company's Common Stock during the first 20 days of trading on any stock exchange or in any over-the-counter market.

Item 12. Certain Relationships and Related Transactions

      In addition to the transactions discussed in Item 6 under Liquidity and Capital Resources, the following related party transactions are disclosed.

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

      Under the Consortium Agreement, Immtech agreed to use its best efforts to complete an initial public offering ("IPO") of shares of its Common Stock with gross proceeds of at least $10,000,000 or an alternative form of financing ("Alternative Financing") to raise at least $4,000,0000 by April 30, 1999. Immtech completed its IPO on April 30, 1999. Under the Consortium Agreement, as a result of the completion of the IPO, the Company: (i) used $5,000,000, to develop the Compounds, (ii) issued an aggregate of 611,250 shares of Common Stock to Pharm-Eco or persons designated by Pharm-Eco, which number includes 137,500 shares issued to the Consortium, (iii) may be required to issue warrants to purchase an aggregate of 850,000 shares of Common Stock to Pharm-Eco or persons designated by Pharm-Eco with a ten-year term from the date of issuance, at an exercise price ($20.52) equal to the weighted average market price of the Company's Common Stock during the first 20 days of trading on any stock exchange or in any over-the-counter market, which warrants are exercisable upon the occurrence of certain events and subject to redemption by Immtech; and (iv) upon the filing by Immtech of an NDA or ANDA with the FDA with respect to any product covered by the Agreement under current Compounds, may be required to issue an aggregate of 150,000 shares of Common Stock collectively to Pharm-Eco or persons designated by Pharm-Eco, which number of shares includes 100,000 shares of Common Stock to be issued to the Consortium. In addition, Immtech will pay UNC an aggregate royalty of 5% of net sales of Current Products and Future Products, except that the Royalty Rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that Immtech sublicenses its rights with respect to the Compounds, Immtech will pay UNC, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to Immtech pursuant to the sublicense agreement and will pay to Pharm-Eco 2.5% of all signing, milestone and other non-royalty payments made to Immtech pursuant to the sublicense agreement.

      As a result of the completion of the IPO: (a) Pharm-Eco is entitled to designate for appointment one representative to Immtech's Board of Directors,
(b) UNC is entitled to designate one person as a non-voting observer of all meetings and other proceedings of Immtech's Board of Directors, (c) Immtech has begun making quarterly $100,000 Research Grants to UNC commencing April, 1999, and continuing every three months thereafter until, at a minimum, April, 2002 and (d) Immtech will pay all costs to obtain, maintain and defend all patents and patent applications relating to any Compounds or products. As of the filing of this report, Pharm-Eco has not designated its representative to the Immtech Board of Directors and UNC has not designated a non-voting observer.

      Because the gross proceeds of the IPO were more than $10,000,000, both Pharm-Eco and UNC will grant Immtech an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

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

      The joint venture agreement commits Franklin to invest a minimum of $1,350,000 to fund the Phase I human clinical trials using rmCRP in return for 510,000 common shares of NextEra. Immtech has contributed its rmCRP technology, including relevant patents and know-how, as well as the use of its current laboratory facilities, for 330,000 common shares of NextEra. NextEra is in the process of preparing drug substance and documents for a safety study in 30-50 cancer patients to be carried out at Northwestern University subject to availability of funds. The focus of the study is to evaluate the safety and early efficacy of rmCRP in patients with different types of cancer.

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

      In addition to the shares of NextEra that are held by Immtech and Franklin, 33,000 shares are held by Dr. Potempa, Chief Scientific Officer of NextEra, 100,000 shares will be reserved for issuance to employees of the Company and Dr. Potempa has been granted an option to purchase 30,000 shares.

      The Company has, on the fifth anniversary of NextEra, a "put" option of NextEra stock. The exercise of the put will cause NextEra to purchase the stock owned by Immtech at an appraised value, or at $5.00 per share, whichever is lower. For purposes hereof, the "Put Period" shall be from July 8, 2003 through and including August 6, 2003.

      NextEra has funded the operation of Immtech's primary facility, including compensatory costs related to work on rmCRP and overhead associated with the project from July 1998 through December 1999. In addition, NextEra will continue to fund scientific salaries and the maintenance of all patents that are part of the intellectual property transferred to NextEra by Immtech.

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

      RADE has agreed not to sell any of their Shares, warrants or underlying Shares for the twenty-four month period (the "Initial Twenty-four Month Period") commencing April, 1999. RADE further has agreed not to sell or transfer any of their Shares unless the sooner of (1) the Share market price, adjusted for splits and like transactions, closes at or above $20.00 per share for a period of 20 consecutive trading days or (2) April, 2004. The 20 consecutive trading days above $20.00 per share has been met.

      The Company nominated and elected Eric Sorkin as a director to the Company's Board of Directors as a designee of RADE.

Criticare Systems, Inc.

      Criticare Systems, Inc. ("Criticare"), a shareholder, has advanced $597,722 and $590,000 to the Company as of June 30, 1998 and 1997, respectively. These advances plus accrued interest of $66,474 have been converted into an aggregate of 145,843 shares of Common Stock.

      Criticare, the largest shareholder in Immtech at the time, agreed to the Private Placement by New China Hong Kong Securities Limited ("NCHK"). In connection with the Recapitalization and other related transactions, Criticare obtained an option to license rmCRP as a therapy for treating sepsis. Sepsis is a bacterial infection which quickly overwhelms the immune systems and can lead to sudden death.

      On June 25, 1998 Criticare agreed to pay Immtech $150,000 (which amount Immtech chose to apply toward extinguishing outstanding indebtedness of Immtech to a service vendor) in exchange for 86,207 shares of Common Stock and the following additional consideration: (i) all of Immtech's right, title and interest in the Patent #5,484,735, which is used in the development of a hemoglobin A1c ("HbA1c") assay to minor diabetics for long term diet and glucose control; (ii) all of Immtech's right, title and interest in the Patent #5,702,904 which is used in the development of a carbohydrate deficient transferring ("CDT") blood to screen individuals who abuse alcohol over a sustained period of time; (iii) all of Immtech's rights under the Sigma Diagnostics, Inc. ("Sigma") Agreement dated as of March 23, 1998, including up to $110,000 in license fees payable by Sigma upon Sigma's exercise of options to license technology to conduct research and evaluation; (iv) all of Immtech's rights with respect to the License agreements between Immtech and Northwestern University dated as of March 10, 1998 and as of October 27, 1994, the former license agreement involving certain patent rights and know-how relating to Immunoassay Constructs to Quantitate Glucosylated-Hemoglobin and other Glucosylated Serum Proteins (NU 8403) and the latter license agreement involving certain inventions in the field of Immunoassay for Identifying Alcoholics and Monitoring Alcohol Consumption (NU 9134); (v) an exclusive, royalty-free, world-wide license under Patent 5,405,832 to Potempa, granted as of April 11, 1995 to utilize rmCRP for the treatment of sepsis, a life threatening disease caused by bacteria that overwhelm the body's immune response; (vi) the right to sue for past infringement with respect to all of the foregoing; and (vii) all other rights reasonably required to make, use, sell and offer for sale products based on or related to the assigned assets. Under the agreement, Criticare is not assuming any other liabilities or obligations of any nature or kind, including any of Immtech's liabilities for obligations to Northwestern University under the Northwestern NU 8403 License and the Northwestern NU 9134 License that occurred prior to the closing. Additionally for a period of three years following closing, Immtech has agreed to make available to Criticare the part-time services of Dr. Potempa, Chief Scientific Officer of NextEra, to consult with and advise Criticare regarding research, testing, FDA compliance and approval, manufacture and commercialization of the products or applications covered by the above referenced patents. In exchange for Dr. Potempa's services, Criticare will reimburse Immtech for Immtech's out-of-pocket salary and employee benefit plan expenses, pro rata, with respect to Dr. Potempa. For a period of five years from the time of closing, Criticare shall have the option of purchasing supplies of rmCRP from Immtech. Criticare also may manufacture rmCRP. If Criticare does decide to manufacture rmCRP, Immtech will provide all necessary know-how and expertise to enable Criticare to manufacture the molecule in commercially viable quantities. Subsequently the world-wide license referenced in (v) above has been assigned to a third party. The assignee to date has not notified the Company that they have been able to raise a minimum of $500,000 to fund the development of a sepsis product and begin clinical trials. Immtech is evaluating its options with respect to the technology. As of March 31, 1999, the Company owed Criticare $50,000 for payments received from Sigma. The amount was subsequently paid in May 1999.

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

                                       IMMTECH INTERNATIONAL, INC.


                                       By: /s/ T. Stephen Thompson
                                           -----------------------------------
                                           T. Stephen Thompson
                                           Chief Executive Officer and President

Date: June 29, 2000

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                                         Date
          ---------                                                         ----

/s/ T. Stephen Thompson                                            June 29, 2000
------------------------------------------------
T. Stephen Thompson
Chief Executive Officer, President and
Director


/s/ Gary C. Parks                                                  June 29, 2000
------------------------------------------------
Gary C. Parks
Treasurer, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Byron E. Anderson                                              June 29, 2000
------------------------------------------------
Byron E. Anderson
Director


/s/ Emil Soika                                                     June 29, 2000
------------------------------------------------
Emil Soika
Director


/s/ Eric L. Sorkin                                                 June 29, 2000
------------------------------------------------
Eric L. Sorkin
Director

                                  EXHIBIT INDEX

Exhibit     Description

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

10.5(3) Indemnification Agreement dated June 1, 1998 between the Company and RADE Management Corporation

10.6(3) Letter Agreement dated June 24, 1998 between the Company and Criticare Systems, Inc.

10.7(3) Letter Agreement dated June 25, 1998 between the Company and Criticare Systems, Inc.

10.8(3) Material Transfer and Option Agreement dated March 23, 1998 by and between the Company and Sigma Diagnostics, Inc.

10.9(3) License Agreement dated March 10, 1998 by and between the Company and Northwestern University

10.10(3) License Agreement dated October 27, 1994 by and between the Company and Northwestern University

10.11(3) Settlement Agreement and Release dated June 29, 1998 by and between the Company and Brinks, Hofer, Gilson & Lione

10.12(3) Assignment of Intellectual Properties dated June 29, 1998 between the Company and Criticare Systems, Inc.

10.13(3) Assignment Agreement dated June 26, 1998 by and between the Company and Criticare Systems, Inc.

10.14(3) International Patent, Know-How and Technology License Agreement dated June 29, 1998 by and between the Company and Criticare Systems, Inc.

10.15(3) Assignment Agreement dated June 29, 1998 by and between the Company and Criticare Systems, Inc.

10.16(3)*   Employment Agreement dated 1992 by and between the Company and T.
            Stephen

            Thompson

10.17(4) Amendment, dated January 15, 1999, to Letter Agreement between the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.18(4) Funding and Research Agreement dated September 30, 1998 by and among the Company, Next Era Therapeutics, Inc. and Franklin Research Group, Inc.

10.19(1) Office lease dated August 26, 1999 by and between the Company and Arthur J. Rogers & Co.

10.20(2) Amendment, dated March 8, 1999, to Letter Agreement between the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.21(5)    Two Year Plus 200% Lock-Up Agreement executed by James Ng

10.22(5)*   Employment Agreement dated 1998 by and between NextEra and Lawrence
            Potempa

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

(5) Incorporated by reference to Exhibit 10.25 to Company's Form 10-KSB for the Year ended March 31, 1999.