Form 10QSB
period 2000-06-30
IMMTECH INTERNATIONAL INC
filed 2000-08-10
CIK 882509

Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission file number 000-25669

                           IMMTECH INTERNATIONAL, INC.
--------------------------------------------------------------------------------
              (Name of Small Business as specified in its Charter)

           Delaware                                               39-1523370
-----------------------------------                          -------------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

150 Fairway Drive, Suite 150, Vernon Hills, Illinois                60061
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (847) 573-0033
                            --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

      Common Stock, $.01 per share

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of July 31, 2000, 5,367,769 shares of the Registrant's Common Stock were outstanding.

      Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

                                     PART I.

Item 1. Financial Statements

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      June 30,        March 31,
                                                                    ------------    ------------
ASSETS                                                                  2000            2000
CURRENT ASSETS:
  Cash and cash equivalents                                         $  3,572,057    $  4,596,319
  Investment securities available for sale                                             1,359,811
  Other current assets                                                                    11,200
                                                                    ------------    ------------

           Total current assets                                        3,572,057       5,967,330
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT:
  Research and laboratory equipment                                      401,740         399,198
  Furniture and office equipment                                         140,444         112,036
  Leasehold improvements                                                   9,797           9,797
                                                                    ------------    ------------

           Total - at cost                                               551,981         521,031

  Less accumulated depreciation and amortization                         309,824         283,741
                                                                    ------------    ------------

    Property and equipment - net                                         242,157         237,290
                                                                    ------------    ------------

OTHER ASSETS                                                              19,848          19,848
                                                                    ------------    ------------

TOTAL                                                               $  3,834,062    $  6,224,468
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  1,582,678    $  1,531,011
  Other accrued liabilities                                               44,450          33,904
                                                                    ------------    ------------

           Total current liabilities                                   1,627,128       1,564,915

DEFERRED RENTAL OBLIGATION                                                38,287          39,879
                                                                    ------------    ------------

           Total liabilities                                           1,665,415       1,604,794
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock
  Common stock                                                            53,677          52,823
  Additional paid-in capital                                          27,570,540      27,480,070
  Deficit accumulated during the developmental stage                 (25,455,570)    (22,912,041)
  Net unrealized loss on investment securities available for sale                         (1,178)
                                                                    ------------    ------------

           Total stockholders' equity                                  2,168,647       4,619,674
                                                                    ------------    ------------

TOTAL                                                               $  3,834,062    $  6,224,468
                                                                    ============    ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               October 15,
                                                     Three Months Ended           1984
                                                          June 30,             (Inception)
                                                 -------------------------     to June 30,
                                                    2000            1999           2000
REVENUES                                         $   135,578    $     5,788    $  2,492,495
                                                 -----------    -----------    ------------
EXPENSES:
  Research and development                         2,177,118      6,614,714      20,025,626
  General and administrative                         595,996        349,934      10,874,165
  Equity in loss of joint venture                                                   135,002
                                                 -----------    -----------    ------------

           Total expenses                          2,773,114      6,964,648      31,034,793
                                                 -----------    -----------    ------------

LOSS FROM OPERATIONS                              (2,637,536)    (6,958,860)    (28,542,298)
                                                 -----------    -----------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                     96,949         64,842         421,508
  Interest expense                                                               (1,129,502)
  Loss on sales of investment securities - net        (2,942)                        (2,942)
                                                 -----------    -----------    ------------

           Other income (expense) - net               94,007         64,842        (710,936)
                                                 -----------    -----------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                    (2,543,529)    (6,894,018)    (29,253,234)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                                      1,427,765
                                                 -----------    -----------    ------------

NET LOSS                                          (2,543,529)    (6,894,018)    (27,825,469)

REDEEMABLE PREFERRED STOCK CONVERSION,
  PREMIUM AMORTIZATION AND DIVIDENDS                                              2,369,899
                                                 -----------    -----------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                   $(2,543,529)   $(6,894,018)   $(25,455,570)
                                                 ===========    ===========    ============

NET LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                         $     (0.48)   $     (1.54)
                                                 ===========    ===========

SHARES USED IN COMPUTING NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS              5,344,119      4,464,313
                                                 ===========    ===========

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                              October 15,
                                                                                    Three Months Ended            1984
                                                                                         June 30,             (Inception)
                                                                                   --------------------        to June 30,
                                                                                    2000           1999           2000

OPERATING ACTIVITIES:

  Net loss                                                                      $(2,543,529)   $(6,894,018)   $(27,825,469)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation recorded related to issuance of common stock or
      common stock options                                                           49,516      6,216,277      11,560,817
    Depreciation and amortization of property and equipment                          26,083          6,780         381,334
    Deferred rental obligation                                                       (1,592)                        38,287
    Equity in loss of joint venture                                                                                135,002
    Loss on sales of investment securities - net                                      2,942                          2,942
    Amortization of debt discounts and issuance costs                                                              134,503
    Extraordinary gain on extinguishment of debt                                                                (1,427,765)
    Changes in assets and liabilities:
      Other current assets                                                           11,200         (7,500)
      Accounts payable                                                               51,667        224,598       1,911,818
      Accrued interest                                                                                             663,013
      Other accrued liabilities                                                      10,546        (16,479)         44,450
                                                                                -----------    -----------    ------------

           Net cash used in operating activities                                 (2,393,167)      (470,342)    (14,381,068)
                                                                                -----------    -----------    ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                               (199,996)                    (1,803,469)
  Proceeds from sales and maturities of investment securities                     1,558,043                      1,800,527
  Purchases of property and equipment                                               (30,950)       (45,126)       (596,967)
  Investment in and advances to joint venture                                                                     (135,002)
  Increase in other assets                                                                                         (19,848)
                                                                                -----------    -----------    ------------

           Net cash provided by (used in) investing activities                    1,327,097        (45,126)       (754,759)
                                                                                -----------    -----------    ------------

FINANCING ACTIVITIES:
  (Repayments of) advances from stockholders and affiliates                                        (50,000)        985,172
  Proceeds from issuance of notes payable                                                                        2,645,194
  Principal payments on notes payable                                                             (110,000)       (218,119)
  Payments for debt issuance costs                                                                                 (53,669)
  Payments for extinguishment of debt                                                                             (203,450)
  Proceeds from issuance of preferred stock                                                                      3,330,000
  Net proceeds from issuance of common stock                                         41,808      9,200,710      12,175,092
  Additional capital contributed by stockholders                                                                   231,734
  Payments for offering costs deferred                                                                            (184,070)
                                                                                -----------    -----------    ------------

           Net cash provided by financing activities                                 41,808      9,040,710      18,707,884
                                                                                -----------    -----------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,024,262)     8,525,242       3,572,057

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    4,596,319              0               0
                                                                                -----------    -----------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 3,572,057    $ 8,525,242    $  3,572,057
                                                                                ===========    ===========    ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

      Risks and Uncertainties - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      Since inception, the Company has incurred accumulated losses of approximately $25,456,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates. On April 26, 1999, the Company completed an initial public offering which raised approximately

      $9,173,000 of additional equity capital. The net proceeds from the initial public offering are not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing working capital is sufficient to meet the Company's planned expenditures through May 31, 2000, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

      Investment Securities - The Company classifies its investment in debt securities as available for sale. Securities available for sale are recorded at fair value, with unrealized gains (losses) recorded as a separate component of stockholders' equity. Gains (losses) on the sale of investment securities are recorded on the specific identification method.

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

      Net (Loss) Income Per Share - Net (loss) income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted net (loss) income per share was the same as the basic net (loss) income per share as the stock options and warrants were antidilutive for the three months ended June 30, 1999 and 2000.

      Segment Reporting - The Company is a development stage biopharmaceutical company that operates as one segment.

      Comprehensive Income (Loss) - Comprehensive loss for the three months ended June 30, 2000 is as follows:

Net loss                                                            $(2,543,529)
                                                                    -----------
Other comprehensive income:
  Unrealized loss on investment securities available for sale            (1,764)
  Reclassification adjustment for loss included in net loss               2,942
                                                                    -----------

Total other comprehensive income                                          1,178
                                                                    -----------

Comprehensive loss                                                  $(2,542,351)
                                                                    ===========

      There was no difference between comprehensive loss and net loss for the three months ended June 30, 1999.

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

      NextEra has incurred accumulated losses of approximately $1,702,000 since inception (July 8, 1998) through June 30, 2000. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of June 30, 2000, NextEra's current liabilities exceeded its current assets by approximately $1,510,000 and NextEra had a stockholders' deficiency of approximately $1,486,000.

      As of June 30, 2000 and March 31, 2000, the Company owned approximately 44% of the issued and outstanding shares of NextEra common stock.

      The Company has learned that, on April 27, 2000, Franklin filed a complaint against the Company in the United States District Court for the Southern District of Ohio, Eastern Division. The complaint alleges fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. NextEra is not a party to the lawsuit. The complaint seeks compensatory damages in excess of $800,000, unquantified punitive damages, attorneys' fees, costs and expenses. The Company has not been served with the complaint and thus has filed no responsive pleadings. The Company believes the complaint lacks merit and intends to vigorously defend this action. The Company is currently in negotiations with Franklin and its designees to resolve the underlying issues, including the possible restructuring of the joint venture and relationship with NextEra to better position NextEra in its fund raising efforts.

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

4.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      The Company had no investment securities available for sale as of June 30, 2000. Proceeds from the sales of investment securities during the three months ended June 30, 2000 were $1,558,043. Gross gains and gross losses of $212 and $3,154, respectively, were realized on such sales during the three months ended June 30, 2000.

      The amortized cost and carrying value (fair value) of investment securities available for sale as of March 31, 2000 is summarized as follows:

                                                        March 31, 2000
                                    -----------------------------------------------------
                                                   Gross           Gross
                                     Amortized   Unrealized      Unrealized      Fair
                                       Cost        Gains           Losses        Value
Corporate debt securities           $  933,759      $119          $(1,142)    $  932,736
Asset backed securities                427,230                       (155)       427,075
                                    ----------      ----          -------     ----------

Total                               $1,360,989      $119          $(1,297)    $1,359,811
                                    ==========      ====          =======     ==========

      As of March 31, 2000, the net unrealized losses on investment securities available for sale were $1,178.

5.    STOCK OPTIONS, WARRANTS AND COMMON STOCK

      On April 26, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering resulting in net proceeds of approximately $9,173,000. Costs incurred of approximately $513,000 as of March 31, 1999, including approximately $329,000 of costs that were unpaid and included in accounts payable as of such date, with respect to the offering were deferred pending the completion of the offering and netted with the proceeds of the offering. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. The warrants expire April 30, 2003.

      The Company had 5,367,769 shares and 5,282,334 shares of common stock outstanding as of June 30, 2000 and March 31, 2000, respectively.

      The Company has granted common stock options to individuals who have contributed to the Company. The options contain various provisions regarding vesting periods, expiration dates, stockholder approval requirements and contingencies on the approval of an increase in the stock option pool by the Board of Directors. The options vest over periods ranging from 0 to 4 years and generally expire in ten years. As of June 30, 2000, there were 2,581 employee stock options available for grant.

      During the three months ended June 30, 2000, the Company did not issue any options to nonemployees and recognized expense of approximately $50,000 related to certain options issued during the year ended March 31, 1999 which vest over a four year service period. During the three months ended June 30, 1999, the Company issued 2,176 options to nonemployees and recognized expense of approximately $37,000 related to such options and approximately $67,000 of expense related to certain options issued during the year ended March 31, 1999 which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued.

      The activity during the three months ended June 30, 2000 for the Company's stock options is summarized as follows:

                                                                            Weighted
                                             Number of    Stock Options     Average
                                              Shares       Price Range   Exercise Price
Outstanding as of April 1, 2000               416,048      $0.31-1.74      $   0.63
  Exercised                                   (85,435)      0.31-0.59          0.49
  Expired                                     (27,655)           0.59          0.59
                                             --------      -----------     --------

Outstanding as of June 30, 2000               302,958      $0.31-1.74      $   0.67
                                             ========      ===========     ========

Exercisable as of June 30, 2000               270,839      $0.31-1.74      $   0.69
                                             ========      ===========     ========

      The Board of Directors have approved the issuance of 127,750 stock options at the closing market price on the grant date of the options to certain scientific members of a research consortium (see Note 6), employees of the Company and other individuals. These options are subject to shareholder approval, and had not been approved as of June 30, 2000.

      The following table summarizes information about common stock warrants outstanding as of June 30, 2000:

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
                                                 =========

      During the three months ended June 30, 1999 and September 30, 1999, certain warrant holders exercised warrants to purchase 1,400 and 67,900 shares of common stock at $5.00 per share, respectively. The warrants, which were issued during the year ended March 31, 1997, had an August 29, 1999 expiration date. Warrants to purchase 22,100 shares of common stock expired as of such date. In addition, on May 17, 1999, warrants to purchase 75,000 shares of common stock were exercised at $.10 per share.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. There were no options issued to employees during the three months ended June 30, 2000 and 1999.

6.    COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

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

      The Consortium Agreement contemplates that the Company and Pharm-Eco, with respect to the Current Compounds, and the Company and UNC, with respect to Future Compounds, will enter into more comprehensive license or assignments of the intellectual property rights held by Pharm-Eco and the Consortium.

      Under the Consortium Agreement, the Company agreed to use its best efforts to complete an initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 or an alternative form of financing ("Alternative Financing") to raise at least $4,000,000 by April 30, 1999. As a result of the closing of the IPO, the Company: (i) used $5,000,000 to develop the Compounds; (ii) issued an aggregate of 611,250 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco, which number includes 137,500 shares issued to the Consortium; the Company has recorded research and development costs of $6,112,500 during the three months ended June 30, 1999, based on the estimated fair value of the 611,250 shares issued; (iii) may be required to issue warrants to purchase an aggregate of 850,000 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco with a ten-year term from the date of issuance, at an exercise price equal to the weighted average market price of the Company's common stock during the first 20 days of trading on the over-the-counter market ($20.52 per share), which warrants are exercisable upon the occurrence of certain events and subject to redemption by the Company; and (iv) may be required to issue an aggregate of 150,000 shares of common stock collectively to Pharm-Eco or persons designated by Pharm-Eco, which number of shares includes 100,000 shares of common stock to be issued to the Consortium, upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product covered by the Agreement under current Compounds. In addition, the Company will pay UNC an aggregate royalty of 5% of net sales of Current Products and Future Products, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay UNC, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement and will pay to Pharm-Eco 2.5% of all signing, milestone and other nonroyalty payments made to the Company pursuant to the sublicense agreement.

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

      The Company is required to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any Compounds or products. During the three months ended June 30, 2000 and 1999, the Company expensed grant payments to UNC of $100,000 and $350,000, respectively. Such payments were expensed as research and development costs.

      In August 1999, the Company received a Small Business Innovation Research Grant for approximately $598,000 from the National Institutes of Health ("NIH") to research various infections. During the three months ended June 30, 2000 and the year ended March 31, 2000, the Company recognized revenue of approximately $136,000 and $363,000, respectively, from this grant and expensed payments to the Consortium for approximately $38,000 and $56,000, respectively, for contracted research related to such grant. During the three months ended June 30, 1999, the Company recognized revenue of approximately $6,000 for research related to a specific research grant from the NIH and expensed payments to the Consortium of approximately $6,000 for contracted research related to such grant. There is no additional funding available to the Company under this grant.

                                   * * * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      Immtech International, Inc. ("Immtech" or the "Company") is a pharmaceutical company focused on the discovery and commercialization of therapeutics for the treatment of patients afflicted with opportunistic infectious diseases, cancer or compromised immune systems such as HIV infected persons. The Company has a pharmaceutical program for developing drugs with a specific focus on new drugs to treat fungal diseases. The pharmaceutical program is based on a technology platform for the design of a class of pharmaceutical compounds referred to as dications. Dicationic compounds have two positively charged ends held together by a neutrally charged chemical linker group. The unique structure of the compounds with positive charges on the ends (shaped like molecular barbells) allows them to bind to the negatively charged surface in the minor groove of the organism's DNA (like a band-aid), preventing life sustaining enzymes from attaching to the DNA's active sites. Once a site is occupied by one of the Company's compounds, the necessary enzyme cannot bind to the DNA, preventing the organism from dividing, stopping the spread of the related disease by inhibiting or killing the growth of the target organism. This will accelerate the body's return to normal health. The Company believes that pharmaceutical dications can be designed to inhibit the growth of a wide variety of infectious organisms which cause fungal, parasitic, bacterial and viral diseases. Separately, Immtech has formed a joint venture company to finance and manage a biological program for developing drugs based on biological proteins that work in conjunction with the body's immune system. These biological proteins are derivatives of C-Reactive Protein ("CRP"), which occurs naturally in the body and which the Company believes can be used to control the structural environment around cancerous tumors and to reprogram cancerous cells to stop growing uncontrollably and revert to normal cell behavior.

      With the exception of certain research funding agreements and certain grants, the Company has not generated any revenue from operations. For the period from inception (October 15, 1984) to June 30, 2000, the Company incurred cumulative net losses of approximately $25,456,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to research grants from Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants and payments from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

      Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999.

      Revenues under collaborative research and development agreements were approximately $136,000 and $6,000 for the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000, there were grant revenues of approximately $136,000 from an SBIR grant from the National Institutes of Health ("NIH") while for the three months ended June 30, 1999 the grant revenue from an NIH grant was approximately $6,000.

      Interest income for the three months ended June 30, 2000 was approximately $97,000. Interest is generated on the invested funds remaining from the proceeds of the initial public offering on April 26, 1999 (the "IPO"). Interest income in the three months ended June 30, 1999 was approximately $65,000. There was no interest expense for the three months ended June 30, 2000 and June 30, 1999.

      Research and development expenses decreased to approximately $2,177,000 in the three months ended June 30, 2000 from approximately $6,615,000 in the three months ended June 30, 1999. Research and development expenses for the three months ended June 30, 1999 included a non-cash expense of approximately $6,113,000 related to the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North Carolina at Chapel Hill ("UNC"), acting on behalf of a consortium of universities including UNC, Duke University, Auburn University and Georgia State University (the "Consortium"). Research and development expenses for the period ended June 30, 1999 exclusive of the non-cash charge were approximately $502,000 compared to approximately $2,177,000 of expenses for the three month period ended June 30, 2000. The increase is due primarily to increased direct spending on product development on the Company's lead pharmaceutical compounds offset by a $250,000 reduction in grant payments to the Consortium.

      General and administrative expenses increased for the three months ended June 30, 2000 to approximately $596,000 from approximately $350,000 for the three months ended June 30, 1999. The increase was primarily due to expenses of approximately $190,000 for activities related to promoting the Company and exploring various alternatives to raising additional capital and other costs associated with our New York office which opened in July 1999 for the purpose of corporate development and investor relation activities and the hiring of additional employees.

      The Company incurred a net loss of approximately $2,544,000 for the three months ended June 30, 2000 as compared with a net loss of approximately $6,894,000 for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through June 30, 2000, the Company financed its operations from (i) the net proceeds from the issuance of debt and equity securities and cash contributed from stockholders, which in the aggregate, raised approximately $19,367,000 (ii) payments from research agreements and SBIR grants and STTR grants of approximately $2,492,000 and (iii) use of stock, options and warrants in lieu of cash compensation.

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

      The Company anticipates that its research and development spending for the second, third, and fourth quarters of the current fiscal year to be significantly less than that for the first quarter due to the amount of available working capital and the timing of planned expenditures.

      The Company is a party to sponsored research agreements with UNC which requires it to make quarterly research payments of $100,000 through April 30, 2002.

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

                                     Part II

Item 1. Legal Proceedings

      Except as noted in footnote three in Part I item 1 in this form 10QSB and footnote three to the Notes to the Financial Statements in the form 10KSB, the Company is not presently involved in any material litigation nor is it aware of any impending litigation.

Item 2. Recent Sales of Unregistered Securities Pursuant to Section 4(2)

  Date         Description/Consideration                      Holder                 Number of Shares
                                                                                  of Common Stock Issued
4/12/00      Exercise of option         $  6,900     Gerhard J. von der Ruhr              11,716
4/12/00      Exercise of option         $ 12,848     Byron Anderson                       21,777
4/14/00      Exercise of option         $ 10,260     Lawrence Potempa                     17,422
5/12/00      Exercise of option         $  7,500     Hirshberger International            24,197
5/12/00      Exercise of option         $  1,000     Henry Gewurz                          3,226
6/01/00      Exercise of option         $  3,300     Gary C. Parks                         7,097

Use of Proceeds

      In April 1999, the Company sold 1,150,000 shares of common stock at $10.00 per share (which included the underwriters over-allotment of 150,000 shares) through the IPO. The U.S. underwriter Westport Resources handled the placement of 300,000 shares plus the over-allotment of 150,000 shares. The international underwriter The New China Hong Kong Securities LTD placed the remaining 700,000 shares. The gross proceeds from the IPO totaled $11,500,000 and the net proceeds totaled $9,172,610.

Substantially all of the remaining net proceeds of the IPO will be used to fund the Company's research and development efforts, including clinical and preclinical studies. Any net proceeds not applied to the Company's research and development efforts will be used for working capital and general corporate purposes. The amount and timing of expenditures of the net proceeds of the IPO cannot be precisely determined, and will depend on numerous factors, including the status of the Company's product development efforts, the results of clinical trials and the regulatory approval process. The Company may also use a portion of the net proceeds to acquire complementary businesses, products or technologies, although the Company has no agreements and is not involved in any negotiations with respect to any such transaction. Pending such uses, the Company has chosen to invest any available funds in short-term, interest-bearing investments.

      For the 15 months during the period from the IPO through June 30, 2000, the Company has used the proceeds as follows:

      Arrearage in research support                              $   150,000
      Debt payment                                               $   110,000
      Research and development                                   $ 5,112,598
      Patent protection                                          $   185,335
      Working capital and general corporate purposes             $ 2,198,051

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

                                        IMMTECH INTERNATIONAL, INC.


Date: August 10, 2000                   By: /s/ T. Stephen Thompson
                                            ------------------------------------
                                                T. Stephen Thompson
                                                Chief Executive Officer and
                                                President

Date: August 10, 2000                       /s/ Gary C. Parks
                                            ------------------------------------
                                                Gary C. Parks
                                                Treasurer, Secretary and Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)

                                  EXHIBIT INDEX

Exhibit             Description
-------             -----------

27.1(1)             Financial Data Schedule