Form 10-Q
period 2000-09-30
IMMTECH INTERNATIONAL INC
filed 2000-11-14
CIK 882509

Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission file number 000-25669

                           IMMTECH INTERNATIONAL, INC.
 -------------------------------------------------------------------------------
              (Name of Small Business as specified in its Charter)

           Delaware                                             39-1523370
----------------------------------                        --------------------
 (State or other jurisdiction of                            (I. R. S. Employer
  incorporation or organization)                            Identification No.)

150 Fairway Drive, Suite 150, Vernon Hills, Illinois                60061
- ------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (847) 573-0033
                            --------------

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

      Common Stock, $.01 per share

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of October 31, 2000, 5,367,769 shares of the Registrant's Common Stock were outstanding.

      Transitional Small Business Disclosure Format: (Check One): Yes |_| No |X|

                                     PART I.

Item 1. Financial Statements

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    September 30,    March 31,
                                                                    ------------    ------------
                                                                       2000            2000
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $    987,980    $  4,596,319
  Investment securities available for sale                                             1,359,811
  Other current assets                                                                    11,200
                                                                    ------------    ------------

           Total current assets                                          987,980       5,967,330
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT:
  Research and laboratory equipment                                      401,740         399,198
  Furniture and office equipment                                         144,167         112,036
  Leasehold improvements                                                  28,525           9,797
                                                                    ------------    ------------

           Total - at cost                                               574,432         521,031

  Less accumulated depreciation and amortization                         334,933         283,741
                                                                    ------------    ------------

    Property and equipment - net                                         239,499         237,290

DEFERRED OFFERING COSTS                                                  203,513

OTHER ASSETS                                                              19,848          19,848
                                                                    ------------    ------------

TOTAL                                                               $  1,450,840    $  6,224,468
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  1,143,743    $  1,531,011
  Other accrued liabilities                                               87,315          33,904
                                                                    ------------    ------------

           Total current liabilities                                   1,231,058       1,564,915

DEFERRED RENTAL OBLIGATION                                                36,696          39,879
                                                                    ------------    ------------

           Total liabilities                                           1,267,754       1,604,794
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock
  Common stock                                                            53,677          52,823
  Additional paid-in capital                                          27,769,515      27,480,070
  Deficit accumulated during the developmental stage                 (27,640,106)    (22,912,041)
  Net unrealized loss on investment securities available for sale                         (1,178)
                                                                    ------------    ------------

           Total stockholders' equity                                    183,086       4,619,674
                                                                    ------------    ------------

TOTAL                                                               $  1,450,840    $  6,224,468
                                                                    ============    ============

See notes to condensed financial statements.


                                       -2

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                            October 15,
                                                    Three Months Ended            Six Months Ended              1984
                                                       September 30,                September 30,          (Inception) to
                                                --------------------------    --------------------------    September 30,
                                                    2000           1999           2000           1999           2000
REVENUES                                        $   203,380    $    56,102    $   338,958    $    61,890    $  2,695,875
                                                -----------    -----------    -----------    -----------    ------------
EXPENSES:
  Research and development                        1,710,759        696,941      3,887,877      7,311,655      21,736,385
  General and administrative                        718,705        414,272      1,314,701        764,206      11,592,870
  Equity in loss of joint venture                                                                                135,002
                                                -----------    -----------    -----------    -----------    ------------

           Total expenses                         2,429,464      1,111,213      5,202,578      8,075,861      33,464,257
                                                -----------    -----------    -----------    -----------    ------------

LOSS FROM OPERATIONS                             (2,226,084)    (1,055,111)    (4,863,620)    (8,013,971)    (30,768,382)
                                                -----------    -----------    -----------    -----------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                    41,548         97,395        138,497        162,237         463,056
  Interest expense                                                                                            (1,129,502)
  Loss on sales of investment securities  net                                      (2,942)                        (2,942)
                                                -----------    -----------    -----------    -----------    ------------

           Other income (expense)  net               41,548         97,395        135,555        162,237        (669,388)
                                                -----------    -----------    -----------    -----------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                   (2,184,536)      (957,716)    (4,728,065)    (7,851,734)    (31,437,770)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                                                                       1,427,765
                                                -----------    -----------    -----------    -----------    ------------
NET LOSS                                         (2,184,536)      (957,716)    (4,728,065)    (7,851,734)    (30,010,005)

REDEEMABLE PREFERRED STOCK
  CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                                                   2,369,899
                                                -----------    -----------    -----------    -----------    ------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                           $(2,184,536)   $  (957,716)   $(4,728,065)   $(7,851,734)   $(27,640,106)
                                                ===========    ===========    ===========    ===========    ============

NET LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                        $     (0.41)   $     (0.19)   $     (0.88)   $     (1.63)
                                                ===========    ===========    ===========    ===========

SHARES USED IN COMPUTING NET
  LOSS PER SHARE TO COMMON
  STOCKHOLDERS                                    5,367,769      5,169,339      5,356,009      4,818,871
                                                ===========    ===========    ===========    ===========

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                       October 15,
                                                                                                                           1984
                                                                   Three Months Ended           Six Months Ended      (Inception) to
                                                                      September 30,               September 30,        September 30,
                                                               --------------------------  --------------------------
                                                                   2000           1999          2000         1999          2000
OPERATING ACTIVITIES:
  Net loss                                                     $ (2,184,536) $   (957,716) $ (4,728,065) $ (7,851,734) $(30,010,005)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Compensation recorded related to issuance of common
      stock or common stock options                                  85,152       113,650       134,668     6,329,927    11,645,969
    Depreciation and amortization of property and equipment          25,108         6,908        51,191        13,688       406,442
    Deferred rental obligation                                       (1,592)                     (3,184)                     36,695
    Equity in loss of joint venture                                                                                         135,002
    Loss on sales of investment securities  net                                                   2,942                       2,942
    Amortization of debt discounts and issuance costs                                                                       134,503
    Extraordinary gain on extinguishment of debt                                                                         (1,427,765)
    Changes in assets and liabilities:
      Other current assets                                                        (29,402)       11,200       (36,902)
      Accounts payable                                             (438,935)     (145,045)     (387,268)     (433,657)    1,472,883
      Accrued interest                                                                                                      663,013
      Other accrued liabilities                                      42,865       193,552        53,411       177,073        87,315
                                                               ------------  ------------  ------------  ------------  ------------

           Net cash used in operating activities                 (2,471,938)     (818,053)   (4,865,105)   (1,801,605)  (16,853,006)
                                                               ------------  ------------  ------------  ------------  ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                                           (199,996)                 (1,803,469)
  Proceeds from sales and maturities of investment securities                                 1,558,043                   1,800,527
  Purchases of property and equipment                               (22,451)       (2,323)      (53,401)      (47,449)     (619,418)
  Investment in and advances to joint venture                                                                              (135,002)
  Increase in other assets                                                                                                  (19,848)
                                                               ------------  ------------  ------------  ------------  ------------
           Net cash (used in) provided by investing activities      (22,451)       (2,323)    1,304,646       (47,449)     (777,210)
                                                               ------------  ------------  ------------  ------------  ------------

FINANCING ACTIVITIES:
  (Repayments of) advances from stockholders and affiliates                                                   (50,000)      985,172
  Proceeds from issuance of notes payable                                                                                 2,645,194
  Principal payments on notes payable                                                                        (110,000)     (218,119)
  Payments for debt issuance costs                                                                                          (53,669)
  Payments for extinguishment of debt                                                                                      (203,450)
  Proceeds from issuance of preferred stock                                                                               3,330,000
  Net proceeds from issuance of common stock                                      347,393        41,808    10,061,313    12,175,092
  Additional capital contributed by stockholders                     13,825                      13,825                     245,559
  Payments for offering costs deferred                             (103,513)                   (103,513)                   (287,583)
                                                               ------------  ------------  ------------  ------------  ------------

           Net cash (used in) provided by financing activities      (89,688)      347,393       (47,880)    9,901,313    18,618,196
                                                               ------------  ------------  ------------  ------------  ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                               (2,584,077)     (472,983)   (3,608,339)    8,052,259       987,980

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                             3,572,057     8,525,242     4,596,319
                                                               ------------  ------------  ------------  ------------  ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                $    987,980  $  8,052,259  $    987,980  $  8,052,259  $    987,980
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

      Since inception, the Company has incurred accumulated losses of approximately $27,640,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates. On April 26, 1999, the Company completed an initial public offering which raised approximately

      $9,173,000 of additional equity capital. The net proceeds from the initial public offering are not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing working capital, the grants the Company has received or is in the process of receiving and the pending private placement offering are sufficient to meet the Company's planned expenditures through May 2001, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

      Deferred Offering Costs - Costs incurred with respect to efforts to raise from $3 to 8 million in a private placement common stock offering in process as of September 30, 2000 have been deferred pending the completion of the offering. The offering is expected to be completed by December 15, 2000, and the costs will be netted with the proceeds of the offering.

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

      Net (Loss) Income Per Share - Net (loss) income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted net (loss) income per share was the same as the basic net (loss) income per share as the stock options and warrants were antidilutive for the three months ended September 30, 2000 and 1999 and the six months ended September 30, 2000 and 1999.

      Segment Reporting - The Company is a development stage biopharmaceutical company that operates as one segment.

      Comprehensive Income (Loss) - Comprehensive loss for the six months ended September 30, 2000 is as follows:

Net loss                                                            $(4,728,065)
                                                                    -----------
Other comprehensive income:
  Unrealized loss on investment securities available for sale            (1,764)
  Reclassification adjustment for loss included in net loss               2,942
                                                                    -----------

Total other comprehensive income                                          1,178
                                                                    -----------

Comprehensive loss                                                  $(4,726,887)
                                                                    ===========

      There was no difference between comprehensive loss and net loss for the three months ended September 30, 2000 and September 30, 1999 and the six months ended September 30, 1999.

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

      NextEra has incurred accumulated losses of approximately $1,819,000 since inception (July 8, 1998) through September 30, 2000. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of September 30, 2000, NextEra's current liabilities exceeded its current assets by approximately $1,527,000 and NextEra had a stockholders' deficiency of approximately $1,503,000.

      As of September 30, 2000 and March 31, 2000, the Company owned approximately 44% of the issued and outstanding shares of NextEra common stock.

      On April 27, 2000, Franklin filed a complaint against the Company in the United States District Court for the Southern District of Ohio, Eastern Division. The complaint alleges fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. NextEra is not a party to the lawsuit. The complaint seeks compensatory damages in excess of $800,000, unquantified punitive damages, attorneys' fees, costs and expenses. The Company was served with the complaint on August 23, 2000 and has filed responsive pleadings. The Company believes the complaint lacks merit and intends to vigorously defend this action. The Company is currently in negotiations with Franklin and its designees to resolve the underlying issues, including the possible restructuring of the joint venture and relationship with NextEra to better position NextEra in its fund raising efforts.

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

4.    INVESTMENT SECURITIES AVAILABLE FOR SALE

      The Company had no investment securities available for sale as of June 30, 2000 and during the three months ended September 30, 2000. Proceeds from the sales of investment securities during the three months ended June 30, 2000 and the six months ended September 30, 2000 were $1,565,105. Gross gains and gross losses of $212 and $3,154, respectively, were realized on such sales during the three months ended June 30, 2000 and the six months ended September 30, 2000.

      The amortized cost and carrying value (fair value) of investment securities available for sale as of March 31, 2000 is summarized as follows:

                                                   March 31, 2000
                                    --------------------------------------------
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

      The Company had 5,367,769 shares and 5,282,334 shares of common stock outstanding as of September 30, 2000 and March 31, 2000, respectively.

      The Company has granted common stock options to individuals who have contributed to the Company. The options contain various provisions regarding vesting periods, expiration dates, stockholder approval requirements and contingencies on the approval of an increase in the stock option pool by the Board of Directors. The options vest over periods ranging from 0 to 4 years and generally expire in ten years. As of September 30, 2000, there were 2,581 employee stock options available for grant.

      During the three months ended September 30, 2000, the Company did not issue any options to nonemployees and recognized expense of approximately $85,000 related to certain options issued during the year ended March 31, 1999 which vest over a four year service period. During the six months ended September 30, 2000, the Company did not issue any options to nonemployees and recognized expense of approximately $135,000 related to certain options issued during the year ended March 31, 1999 which vest over a four year services period. During the six months ended September 30, 1999, the Company issued 2,176 options to nonemployees and recognized expense of approximately $37,000 related to such options and approximately $67,000 of expense related to certain options issued during the year ended March 31, 1999 which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued.

      The activity during the six months ended September 30, 2000 for the Company's stock options is summarized as follows:

                                                                                Weighted
                                                Number of      Stock Options     Average
                                                  Shares        Price Range   Exercise Price
Outstanding as of April 1, 2000                    416,048     $ 0.31-1.74    $       0.63
  Exercised                                        (85,435)      0.31-0.59            0.49
  Expired                                          (27,655)           0.59            0.59
                                              ------------     -----------    ------------

Outstanding as of September 30, 2000               302,958     $0.31-$1.74    $       0.67
                                              ============     ===========    ============

Exercisable as of September 30, 2000               275,276     $0.31-$1.74    $       0.69
                                              ============     ===========    ============

      The Board of Directors previously approved the issuance of options to purchase 127,750 common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research capacities at a price of $11.50 per share, subject to shareholder approval. At the Company's annual shareholders' meeting held on October 12, 2000, the options to purchase 127,750 shares of common stock were approved as part of a new stock incentive plan which provides for the issuance of up to 350,000 shares of common stock. These options are not included in the summarized information preceding this paragraph.

      On July 31, 2000, the Company entered into an agreement with the principals of Stonegate Securities, Inc. ("Stonegate") for assistance to be provided by Stonegate in connection with raising additional equity capital. As consideration for services to be performed under the agreement, Stonegate will be entitled to receive warrants to purchase up to 200,000 shares of the Company's common stock at a price of $12.06 per share. The warrants vest at various dates through March 15, 2001, contingent upon the completion of certain events. As of September 30, 2000, Stonegate had vested in warrants to purchase 100,000 shares of the Company's common stock. The warrants expire on July 31, 2005.

      The following table summarizes information about common stock warrants outstanding as of September 30, 2000:

                                                Warrants
           Exercise Price                      Outstanding   Expiration Date

      $6.47 per share                            225,000     July 24, 2004
      $6.47 per share                            750,000     October 12, 2004
      $12.06 per share                           200,000     July 31, 2005
      $16.00 per share                           100,000     April 30, 2003
      $20.52 per share (see Note 6)              850,000     April 30, 2009
                                               ---------

      Total warrants outstanding               2,125,000
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

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. There were no options issued to employees during the three months ended September 30, 2000 and 1999, and the six months ended September 30, 2000 and 1999.

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

      The Company is required to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any Compounds or products. During the three months ended September 30, 2000 and 1999, the Company expensed grant payments to UNC of $100,000 and $100,000, respectively. During the six months ended September 30, 2000 and 1999, the Company expensed grant payments to UNC of $200,000 and $450,000, respectively. Such payments were expensed as research and development costs.

      In August 1999, the Company received a Small Business Innovation Research ("SBIR") Grant for approximately $598,000 from the National Institutes of Health ("NIH") to research various infections. During the three months ended September 30, 2000 and the six months ended September 30, 2000, the Company recognized revenue of approximately $100,000 and $236,000, respectively, from this grant and expensed payments to the Consortium for approximately $13,000 and $51,000, respectively, for contracted research related to such grant. During the three months and six months ended September 30, 1999, the Company recognized revenue of approximately $56,000 for contracted research related to this grant and expensed payment of $56,000 to Pharm-Eco for their research. During the three months ended June 30, 1999 and the six months ended September 30, 1999, the Company recognized revenue of approximately $6,000 for research related to a specific research grant from the NIH and expensed payments to the Consortium of approximately $6,000 for contracted research related to such grant. There is no additional funding available to the Company under these grants.

      In August 2000, the Company received two additional SBIR research grants from the NIH aggregating approximately $831,000. During the three months ended September 30, 2000, the Company recognized revenue of approximately $103,000 from these grants. There were no payments to the Consortium relating to these grants.

                                   * * * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      Immtech International, Inc. ("Immtech" or the "Company") is a pharmaceutical company focused on the discovery and commercialization of therapeutics for the treatment of patients afflicted with infectious diseases and cancer. The Company has a pharmaceutical program for developing drugs with a specific research focus on new drugs to treat fungal diseases and tuberculosis. The pharmaceutical program is based on a technology platform for the design of a class of pharmaceutical compounds referred to as dications. Dicationic compounds have two positively charged ends held together by a neutrally charged chemical linker group. The unique structure of the compounds with positive charges on the ends (shaped like molecular barbells) allows them to bind to the negatively charged surface in the minor groove of the organism's DNA (like a band-aid), preventing life sustaining enzymes from attaching to the DNA's active sites. Once a site is occupied by one of the Company's compounds, the necessary enzyme cannot bind to the DNA, preventing the organism from dividing, stopping the spread of the related disease by inhibiting or killing the growth of the target organism. This will accelerate the body's return to normal health. The Company believes that pharmaceutical dications can be designed to inhibit the growth of a wide variety of infectious organisms which cause fungal, parasitic, bacterial and viral diseases. Separately, Immtech has formed a joint venture company to finance and manage a biological program for developing drugs based on biological proteins that work in conjunction with the body's immune system. These biological proteins are derivatives of C-Reactive Protein ("CRP"), which occurs naturally in the body and which the Company believes can be used to control the structural environment around cancerous tumors and to reprogram cancerous cells to stop growing uncontrollably and revert to normal cell behavior.

      With the exception of certain research funding agreements and certain grants, the Company has not generated any revenue from operations. For the period from inception (October 15, 1984) to September 30, 2000, the Company incurred cumulative net losses of approximately $27,640,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to research grants from Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants and payments from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

      Six Months Ended September 30, 2000 Compared with Six Months Ended September 30, 1999.

      Revenues under collaborative research and development agreements were approximately $339,000 and $62,000 in the six months ended September 30, 2000 and 1999 respectively. For the six months ended September 30, 2000 and 1999, all revenues were from grant revenues from the National Institutes of Health ("NIH").

      Interest income for the six months ended September 30, 2000 and 1999, respectively, was approximately $138,000 and $162,000. Interest is generated on the invested funds remaining from the proceeds of the initial public offering on April 26, 1999 (the "IPO"). There was no interest expense for the six months ended September 30, 2000 and September 30, 1999.

      Research and development expenses decreased to approximately $3,888,000 in the six months ended September 30, 2000 from approximately $7,312,000 in the six months ended September 30, 1999. Research and development expenses for the six months ended September 30, 1999 included a non-cash expense of approximately $6,113,000 related to the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North Carolina at Chapel Hill ("UNC"), acting on behalf of a consortium of universities including UNC, Duke University, Auburn University and Georgia State University (the "Consortium"). Research and development expenses for the period ended September 30, 1999 exclusive of the non-cash charge were approximately $1,199,000 compared to approximately $3,888,000 of expenses for the six month period ended September 30, 2000. The increase is due primarily to increased direct spending on product development on the Company's lead pharmaceutical compounds, preparing for clinical trials.

      General and administrative expenses increased in the six months ended September 30, 2000 to approximately $1,315,000 from approximately $764,000 in the six months ended September 1999. The increase was primarily due to expenses of approximately $340,000 for activities related to promoting the Company and exploring various alternatives to raising additional capital and other costs associated with our New York office which opened in July 1999 for the purpose of corporate development and investor relation activities, the hiring of additional employees and increased legal fees relating to patents and other matters as discussed in Part II item 1.

      The Company incurred a net loss attributable to common stockholders of approximately $4,728,000 for the six months ended September 30, 2000 as compared with a net loss of approximately $7,852,000 for the six months ended September 30, 1999.

      Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999.

      Revenues under collaborative research and development agreements were approximately $203,000 and $56,000 for the three months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000, there were grant revenues of approximately $203,000 from certain SBIR grants from the NIH while for the three months ended September 30, 1999 the grant revenue from two NIH grants was approximately $56,000.

      Interest income for the three months ended September 30, 2000 was approximately $42,000. Interest is primarily generated on the invested funds remaining from the proceeds of the initial public offering on April 26, 1999 (the "IPO"). Interest income in the three months ended September 30, 1999 was approximately $97,000. There was no interest expense for the three months ended September 30, 2000 and September 30, 1999.

      Research and development expenses increased to approximately $1,711,000 in the three months ended September 30, 2000 from approximately $697,000 in the three months ended September 30, 1999. The increase is due primarily to increased direct spending on product development on the Company's lead pharmaceutical compounds in anticipation of the start of clinical trials.

      General and administrative expenses increased for the three months ended September 30, 2000 to approximately $719,000 from approximately $414,000 for the three months ended September 30, 1999. The increase was primarily due to an increase in legal fees from approximately $44,000 in the three months ended September 30, 1999 to approximately $276,000 in the three months ended September 30, 2000 relating to patents and other matters as discussed in Part II item 1.

      The Company incurred a net loss of approximately $2,185,000 for the three months ended September 30, 2000 as compared with a net loss of approximately $958,000 for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through September 30, 2000, the Company financed its operations from (i) the net proceeds from the issuance of debt and equity securities and cash contributed from stockholders, which in the aggregate, raised approximately $19,381,000 (ii) payments from research agreements and SBIR grants and STTR grants of approximately $2,696,000 and (iii) issuance of stock, options and warrants in lieu of cash compensation.

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

      The Company believes its existing resources, the grants the Company has received or is in the process of receiving and the pending private placement offering to be sufficient to meet the Company's planned expenditures through May 2001, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

      The Company is in the process of raising between $3 and $8 million in a private placement common stock offering expected to be completed by December 15, 2000. Currently there is $3.3 million in escrow towards this offering.

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

                                     Part II

Item 1. Legal Proceedings

      Immtech International, Inc. (the "Company"), is a party to a legal proceeding (the "Proceeding") in the Court of Chancery of the State of Delaware, in and for New Castle County, which was commenced on August 18, 2000. The party which initiated the Proceeding is Pharm-Eco Laboratories, Inc., a California corporation ("Pharm-Eco"). Pharm-Eco amended its complaint on August 21, 2000, to add two individuals, David. J. Wade ("Wade") and Richard Gabriel ("Gabriel"), as co-plaintiffs. Each of Wade and Gabriel are senior executives of, and indirect beneficial owners of Pharm-Eco.

      Among other relief, Pharm-Eco seeks a declaration from the court that the shares of the Company's common stock that Pharm-Eco was issued in July, 1999 (collectively, the "Shares"), are freely tradable pursuant to Rule 144 of the Securities Act of 1933, as amended ("Rule 144"). The Shares were issued to Pharm-Eco pursuant to an agreement dated January 15, 1997 (the "1997 Agreement"), between the Company, Pharm-Eco, and The University of North Carolina at Chapel Hill. The Company believes that Pharm-Eco's claims are meritless and that the Shares are not yet tradable pursuant to Rule 144 because Pharm-Eco has failed to comply with the 1997 Agreement by giving the Company all of the consideration to which the Company is entitled. The Company is vigorously defending the Proceeding, and has filed a counterclaim against Pharm-Eco and certain other parties. A trial date for the Proceeding has been set for January, 2001.

      On or about June 15, 2000, Technikrom, Inc. filed a claim against Immtech International, Inc. with the American Arbitration Association in Chicago, Illinois. In that proceeding, Technikrom seeks to recover $124,000 in fees, interest and costs for certain method development services provided to Immtech relating to the purification of a protein known as rmCRP. Immtech intends to vigorously defend the action and has filed a Counterclaim against Technikrom for fraudulent inducement of contract which seeks compensatory damages of at least $224,000, plus interest and costs. Immtech has also sought a declaratory judgment that Technikrom, inter alia, failed to use its best efforts to develop a purification method within the time parameters set by the parties. The parties currently are engaged in the process of selecting an arbitrator.

      Except as set forth above and as described in Note 3 of the Notes to the Condensed Financial Statements included in Part I item 1 in this form 10QSB and the Notes to the Financial Statements included in the form 10KSB for the year ended March 31, 2000, the Company is not aware of any impending litigation. The Company does not believe the ultimate resolution of the aforementioned legal proceedings will have a material effect on its financial statements.

Item 2. Recent Sales of Unregistered Securities Pursuant to Section 4(2)

None

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

Substantially all of the remaining net proceeds of the IPO were used to fund the Company's research and development efforts, including clinical and preclinical studies. Any net proceeds not applied to the Company's research and development efforts will be used for working capital and general corporate purposes. The amount and timing of expenditures of the net proceeds of the IPO cannot be precisely determined, and will depend on numerous factors, including the status of the Company's product development efforts, the results of clinical trials and the regulatory approval process. The Company may also use a portion of the net proceeds to acquire complementary businesses, products or technologies, although the Company has no agreements and is not involved in any negotiations with respect to any such transaction. Pending such uses, the Company has chosen to invest any available funds in short-term, interest-bearing investments.

      For the 18 months during the period from the IPO through September 30, 2000, the Company has used the proceeds as follows:

      Arrearage in research support                                   $  150,000
      Debt payment                                                    $  110,000
      Research and development                                        $5,431,954
      Patent protection                                               $  241,350
      Working capital and general corporate purposes                  $3,239,306

Accordingly, all of the proceeds from the IPO have been used.

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

                                        IMMTECH INTERNATIONAL, INC.


Date: November 14, 2000                 By: /s/ T. Stephen Thompson
                                            ------------------------------------
                                                T. Stephen Thompson
                                                Chief Executive Officer and
                                                President


Date: November 14, 2000                     /s/ Gary C. Parks
                                            ------------------------------------
                                                Gary C. Parks
                                                Treasurer, Secretary and Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)

                                  EXHIBIT INDEX

Exhibit             Description
-------             -----------

27.1(1)             Financial Data Schedule