Form 10QSB/A
period 2000-09-30
IMMTECH INTERNATIONAL INC
filed 2000-11-17
CIK 882509

Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

      Common Stock, par value $.01 per share

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

Explanatory Note

This Form 10-QSB/A is being filed to (a) amend (i) Part I, Item 1, (ii) Part I,
Item 2, (iii) Part II, Item 1, (iv) Part II, Item 2, and (v) Part II, Item 6, and (b) correct the inadvertant original filing of this report as Form 10-Q rather than the intended Form 10-QSB.

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

      Since inception, the Company has incurred accumulated losses of approximately $27,640,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates. On April 26, 1999, the Company completed an initial public offering which raised approximately

      $9,173,000 of additional equity capital. The net proceeds from the initial public offering are not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing working capital, the grants the Company has received or is in the process of receiving and the pending private placement offering will be sufficient to meet the Company's planned expenditures through May 2001, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

      The Company initially acquired its rights to the platform technology and dicationic compounds developed by a consortium of universities including The University of North Carolina at Chapel Hill ("UNC"), Duke University, Auburn University and Georgia State University (the "Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC on behalf of itself and the other academic institutions in the Consortium. The Consortium Agreement commits the parties to, collectively, research, develop, finance the research and development of, manufacture and market the technology and compounds owned by the Consortium and then licensed or optioned to Pharm-Eco (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Consortium after the date thereof through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

      The Consortium Agreement contemplates that upon the completion of the Company's initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company and Pharm-Eco, with respect to the Current Compounds, and the Company and UNC (on behalf of the Consortium), with respect to the Future Compounds, will enter into license agreements for, or assignments of, the intellectual property rights relating to the Compounds held by Pharm-Eco and the Consortium, pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

      The Company completed its IPO on April 26, 1999, with gross proceeds in excess of $10,000,000. Pursuant to the Consortium Agreement, both Pharm-Eco and the Consortium are obligated to grant or assign to the Company an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

      As a result of the closing of the IPO, the Company issued an aggregate of 611,250 shares of common stock, of which 137,500 shares were issued to the Consortium and 473,750 shares were issued to Pharm-Eco or persons designated by Pharm-Eco. The Company has recorded research and development costs of $6,112,500 during the three months ended June 30, 1999, based on the estimated fair value of the 611,250 shares issued.

      Pursuant to the Consortium Agreement, the Company (i) may, subject to the satisfaction of certain conditions, be required to issue warrants to purchase an aggregate of 850,000 shares of common stock to Pharm-Eco or persons designated by Pharm-Eco, with a ten-year term from the date of issuance, at an exercise price equal to the weighted average market price of the Company's common stock during the first 20 days of trading on the over-the-counter market ($20.52 per share), which warrants are exercisable upon the occurrence of certain events and subject to redemption by the Company upon the occurrence of certain events; and (ii) may, subject to the satisfaction of certain conditions, be required to issue an aggregate of 150,000 shares of common stock (which number of shares includes 100,000 shares of common stock to be issued to the Consortium, and 50,000 shares of common stock to be issued to Pharm-Eco or persons designated by Pharm-Eco) upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product covered by the Consortium Agreement under Current Compounds. In addition, the Company will pay the Consortium an aggregate royalty of 5% of net sales of Current Products and Future Products, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay the Consortium, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement, and will pay to Pharm-Eco 2.5% of all signing, milestone and other nonroyalty payments made to the Company pursuant to the sublicense agreement.

      The Company is required to make quarterly research grants in the amount of $100,000 to UNC (on behalf of the Consortium) through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any Compounds or products. During the three months ended September 30, 2000 and 1999, the Company expensed grant payments to UNC of $100,000 and $100,000, respectively. During the six months ended September 30, 2000 and 1999, the Company expensed grant payments to UNC of $200,000 and $450,000, respectively. Such payments were expensed as research and development costs.

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

      In August 1999, the Company received a Small Business Innovation Research ("SBIR") Grant for approximately $598,000 from the National Institutes of Health ("NIH") to research various infections. During the three months ended September 30, 2000 and the six months ended September 30, 2000, the Company recognized revenue of approximately $100,000 and $236,000, respectively, from this grant and expensed payments to UNC (on behalf of the Consortium) for approximately $13,000 and $51,000, respectively, for contracted research related to such grant. During the three months and six months ended September 30, 1999, the Company recognized revenue of approximately $56,000 for contracted research related to this grant and expensed a payment of $56,000 to Pharm-Eco for their research. During the three months ended June 30, 1999 and the six months ended September 30, 1999, the Company recognized revenue of approximately $6,000 for research related to a specific research grant from the NIH and expensed payments to UNC (on behalf of the Consortium) of approximately $6,000 for contracted research related to such grant. There is no additional funding available to the Company under these grants.

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

      General and administrative expenses increased in the six months ended September 30, 2000 to approximately $1,315,000 from approximately $764,000 in the six months ended September 1999. The increase was primarily due to expenses of approximately $340,000 for activities related to promoting the Company and exploring various alternatives to raising additional capital and other costs associated with our New York office which opened in July 1999 for the purpose of corporate development and investor relation activities, the hiring of additional employees and increased legal fees relating to patents and other matters as discussed in Part II, Item 1.

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

      The Company is a party to an agreement dated January 15, 1997 with UNC and the Consortium which requires that the Company make quarterly research payments of $100,000 through April 30, 2002.

      The Company believes its existing resources, the grants the Company has received or is in the process of receiving and the pending private placement offering will be sufficient to meet the Company's planned expenditures through May 2001, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

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

      Among other relief, Pharm-Eco seeks a declaration from the court that the shares of the Company's common stock that Pharm-Eco was issued in July, 1999 (collectively, the "Shares"), are freely tradable pursuant to Rule 144 of the Securities Act of 1933, as amended ("Rule 144"). The Shares were issued to Pharm-Eco pursuant to an agreement dated January 15, 1997 (the "Consortium Agreement"), between the Company, Pharm-Eco, and The University of North Carolina at Chapel Hill. The Company believes that Pharm-Eco's claims are meritless and that the Shares are not yet tradable pursuant to Rule 144 because Pharm-Eco has failed to comply with the Consortium Agreement by giving the Company all of the consideration to which the Company is entitled. The Company is vigorously defending the Proceeding, and has filed a counterclaim against Pharm-Eco and certain other parties. A trial date for the Proceeding has been set for January, 2001.

      On or about June 15, 2000, Technikrom, Inc. ("Technikrom"), filed a claim against the Company with the American Arbitration Association in Chicago, Illinois. In that proceeding, Technikrom seeks to recover $124,000 in fees, interest and costs for certain method development services provided to the Company relating to the purification of a protein known as rmCRP. The Company intends to vigorously defend the action and has filed a counterclaim against Technikrom for fraudulent inducement of contract which seeks compensatory damages of at least $224,000, plus interest and costs. The Company has also sought a declaratory judgment that Technikrom, inter alia, failed to use its best efforts to develop a purification method within the time parameters set by the parties. The parties currently are engaged in the process of selecting an arbitrator.

      Except as set forth above and as described in Note 3 of the Notes to the Condensed Financial Statements included in Part I, Item 1 in this Form 10-QSB/A, the Company is not aware of any impending litigation. The Company believes that the ultimate resolution of the aforementioned legal proceedings will not have a material effect on its financial statements.

Item 2. Recent Sales of Unregistered Securities Pursuant to Section 4(2)

None.

Use of Proceeds

      In April 1999, the Company sold 1,150,000 shares of common stock at $10.00 per share (which included the underwriters over-allotment of 150,000 shares) through the IPO. The U.S. underwriter Westport Resources handled the placement of 300,000 shares plus the over-allotment of 150,000 shares. The international underwriter, The New China Hong Kong Securities Ltd., placed the remaining 700,000 shares. The gross proceeds from the IPO totaled $11,500,000 and the net proceeds totaled $9,172,610.

      The Company has used the net proceeds of the IPO as follows:

      Arrearage in research support                                   $  150,000
      Debt payment                                                       110,000
      Research and development                                         5,431,954
      Patent protection                                                  241,350
      Working capital and general corporate purposes                   3,239,306
                                                                      ----------
                Total net proceeds used                               $9,172,610
                                                                      ==========

Item 6. Exhibits, and Reports on Form 8-K

      (A) EXHIBITS

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

      (B) REPORTS ON FORM 8-K

      No reports on Form 8-K have been filed during the past quarter.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMMTECH INTERNATIONAL, INC.


Date: November 17, 2000                 By: /s/ T. Stephen Thompson
                                            ------------------------------------
                                                T. Stephen Thompson
                                                Chief Executive Officer and
                                                President


Date: November 17, 2000                     /s/ Gary C. Parks
                                            ------------------------------------
                                                Gary C. Parks
                                                Treasurer, Secretary and Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)

                                  EXHIBIT INDEX

Exhibit             Description
-------             -----------

27.1(1)             Financial Data Schedule