Form 10QSB
period 2000-12-31
IMMTECH INTERNATIONAL INC
filed 2001-02-14
CIK 882509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2000.

                                       OR

     [ ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
            THE   SECURITIES   EXCHANGE   ACT  OF  1934   for  the
            transition period from _______ to _______.

                        Commission file number 000-25669


                         IMMTECH INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
              (Name of Small Business as specified in its Charter)


                Delaware                               39-1523370
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                (I. R. S. Employer
     incorporation or organization)                Identification No.)


    150 Fairway Drive, Suite 150,
       Vernon Hills, Illinois                            60061
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)
           executive offices)


       Issuer's telephone number:                    (847) 573-0033
                                                   ------------------


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2001, 5,955,245 shares of the Registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format: (Check One):  Yes [ ] No [X]

                                     PART I

Item 1.  Financial Statements

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------
                                                                         DECEMBER 31,          MARCH 31,
                                                                      -------------------  -------------------
                                                                             2000                 2000

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $ 3,114,905          $ 4,596,319
  Investment securities available for sale                                                      1,359,811
  Other current assets                                                                             11,200
                                                                         -----------          -----------

           Total current assets                                            3,114,905            5,967,330
                                                                         -----------          -----------

PROPERTY AND EQUIPMENT:
  Research and laboratory equipment                                          401,740              399,198
  Furniture and office equipment                                             150,496              112,036
  Leasehold improvements                                                      28,525                9,797
                                                                         -----------          -----------

           Total - at cost                                                   580,761              521,031

  Less accumulated depreciation and amortization                            363,906               283,741
                                                                         -----------          -----------

    Property and equipment - net                                             216,855              237,290

OTHER ASSETS                                                                 19,848                19,848
                                                                         -----------          -----------

TOTAL                                                                    $ 3,351,608          $ 6,224,468
                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $   759,799          $ 1,531,011
  Other accrued liabilities                                                   61,526               33,904
                                                                         -----------          -----------

           Total current liabilities                                         821,325            1,564,915

DEFERRED RENTAL OBLIGATION                                                    35,104               39,879
                                                                         -----------          -----------

           Total liabilities                                                 856,429            1,604,794
                                                                         -----------          -----------

STOCKHOLDERS' EQUITY:
  Preferred stock
  Common stock                                                                59,552               52,823
  Additional paid-in capital                                              33,112,120           27,480,070
  Deficit accumulated during the developmental stage                     (30,676,493)         (22,912,041)
  Net unrealized loss on investment securities available for sale                                  (1,178)
                                                                         -----------          -----------

           Total stockholders' equity                                      2,495,179            4,619,674
                                                                         -----------          -----------

TOTAL                                                                    $ 3,351,608          $ 6,224,468
                                                                         ===========          ===========

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
- ----------------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            DECEMBER 31,                              DECEMBER 31,
                                                 ---------------------------------         ---------------------------------
                                                     2000                 1999                 2000                 1999

REVENUES                                         $     86,440         $     17,520         $    425,398         $     79,410
                                                 ------------         ------------         ------------         ------------

EXPENSES:
  Research and development                          1,207,471              971,899            5,095,348            8,283,554
  General and administrative                        1,928,692              417,655            3,243,393            1,181,861
  Equity in loss of joint venture                                          135,000                                   135,000
                                                 ------------         ------------         ------------         ------------

           Total expenses                        $  3,136,163            1,524,554            8,338,741            9,600,415
                                                 ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                               (3,049,723)          (1,507,034)          (7,913,343)          (9,521,005)
                                                 ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE):
  Interest income                                      13,336               96,410              151,833              258,647
  Interest expense
  Loss on sales of investment securities - net                                                   (2,942)
                                                 ------------         ------------         ------------         ------------

           Other income (expense) - net                13,336               96,410              148,891              258,647
                                                 ------------         ------------         ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEM                     (3,036,387)          (1,410,624)          (7,764,452)          (9,262,358)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                         ------------         ------------         ------------         ------------


NET LOSS                                           (3,036,387)          (1,410,624)          (7,764,452)          (9,262,358)

REDEEMABLE PREFERRED STOCK
  CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                     ------------         ------------         ------------         ------------


NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                            $ (3,036,387)        $ (1,410,624)        $ (7,764,452)        $ (9,262,358)
                                                 ============         ============         ============         ============

NET LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                         $      (0.55)        $      (0.27)        $      (1.43)        $      (1.87)
                                                 ============         ============         ============         ============

SHARES USED IN COMPUTING NET
  LOSS PER SHARE TO COMMON
  STOCKHOLDERS                                      5,520,357           5,235,109             5,410,991            4,958,121
                                                 ============          ==========          ============         ============


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (Cont'd)
- --------------------------------------------------------------------------------
                                                   OCTOBER 15,
                                                     1984
                                                 (INCEPTION) TO
                                                  DECEMBER 31,
                                                 --------------
                                                     2000

REVENUES                                         $  2,782,315
                                                 ------------

EXPENSES:
  Research and development                         22,943,856
  General and administrative                       13,521,562
  Equity in loss of joint venture                     135,002
                                                 ------------

           Total expenses                          36,600,420
                                                 ------------

LOSS FROM OPERATIONS                              (33,818,105)
                                                 ------------

OTHER INCOME (EXPENSE):
  Interest income                                     476,392
  Interest expense                                 (1,129,502)
  Loss on sales of investment securities - net         (2,942)
                                                 ------------

           Other income (expense) - net              (656,052)
                                                 ------------

LOSS BEFORE EXTRAORDINARY ITEM                    (33,474,157)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                            1,427,765
                                                 ------------

NET LOSS                                          (33,046,392)

REDEEMABLE PREFERRED STOCK
  CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                        2,369,899
                                                 ------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                            $(30,676,493)
                                                 ============

NET LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS


SHARES USED IN COMPUTING NET
  LOSS PER SHARE TO COMMON
  STOCKHOLDERS


See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                   DECEMBER 31,                              DECEMBER 31,
                                                        ---------------------------------         ---------------------------------
                                                            2000                 1999                 2000                 1999

OPERATING ACTIVITIES:
  Net loss                                              $ (3,036,387)        $ (1,410,624)        $ (7,764,452)        $ (9,237,358)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Compensation recorded related to issuance
      of common stock, common stock options
      or warrants                                          1,141,830              176,797            1,276,498            6,506,724
    Depreciation and amortization of property
      and equipment                                           28,973                8,235               80,164               21,923
    Deferred rental obligation                                (1,591)                                   (4,775)
    Equity in loss of joint venture                                               135,000                                   135,000
    Loss on sales of investment securities - net                                                         2,942
    Amortization of debt discounts and issuance
      costs
    Extraordinary gain on extinguishment of debt
    Changes in Assets and Liabilities:
      Other current assets                                                         (2,593)              11,200              (39,494)
      Accounts payable                                      (383,944)             179,395             (771,212)            (254,262)
      Accrued interest
      Other accrued liabilities                              (25,789)             188,539               27,622              340,612
                                                        ------------         ------------         ------------         ------------

        Net cash used in operating activities             (2,276,908)            (725,251)          (7,142,013)          (2,526,855)
                                                        ------------         ------------         ------------         ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                                                  (199,996)
  Proceeds from sales and maturities of
    investment securities                                                                            1,558,043
  Purchases of property and equipment                         (6,329)             (38,478)             (59,730)             (85,927)
  Investment in and advances to joint venture                                    (135,000)                                 (135,000)
  Increase in other assets
                                                        ------------         ------------         ------------         ------------

        Net cash (used in) provided by investing
          activities                                          (6,329)            (173,478)           1,298,317             (220,927)
                                                        ------------         ------------         ------------         ------------

FINANCING ACTIVITIES:
  (Repayments of) advances from stockholders and
    affiliates                                                                                                              (50,000)
  Proceeds from issuance of notes payable
  Principal payments on notes payable                                                                                      (110,000)
  Payments for debt issuance costs
  Payments for extinguishment of debt
  Proceeds from issuance of preferred stock
  Net proceeds from issuance of common stock               4,410,162               35,102            4,348,457           10,096,414
  Additional capital contributed by stockholders                                                        13,825
                                                        ------------         ------------         ------------         ------------

        Net cash provided by financing
          activities                                       4,410,162               35,102            4,362,282            9,936,414
                                                        ------------         ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         2,126,925             (863,627)          (1,481,414)           7,188,632

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                        987,980            8,052,259            4,596,319
                                                        ------------         ------------         ------------         ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $  3,114,905         $  7,188,632         $  3,114,905         $  7,188,632
                                                        ============         ============         ============         ============


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Cont'd)
- --------------------------------------------------------------------------------
                                                         OCTOBER 15,
                                                           1984
                                                       (INCEPTION) TO
                                                        DECEMBER 31,
                                                       --------------
                                                            2000

OPERATING ACTIVITIES:
  Net loss                                              $(33,046,392)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Compensation recorded related to issuance
      of common stock, common stock options
      or warrants                                         12,787,799
    Depreciation and amortization of property
      and equipment                                          435,415
    Deferred rental obligation                                35,104
    Equity in loss of joint venture                          135,002
    Loss on sales of investment securities - net               2,942
    Amortization of debt discounts and issuance
      costs                                                  134,503
    Extraordinary gain on extinguishment of debt          (1,427,765)
    Changes in assets and liabilities:
      Other current assets
      Accounts payable                                     1,088,939
      Accrued interest                                       663,013
      Other accrued liabilities                               61,526
                                                        ------------

        Net cash used in operating activities            (19,129,914)
                                                        ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                      (1,803,469)
  Proceeds from sales and maturities of
    investment securities                                  1,800,527
  Purchases of property and equipment                       (625,747)
  Investment in and advances to joint venture               (135,002)
  Increase in other assets                                   (19,848)
                                                        ------------

        Net cash (used in) provided by investing
          activities                                        (783,539)
                                                        ------------

FINANCING ACTIVITIES:
  (Repayments of) advances from stockholders and
    affiliates                                               985,172
  Proceeds from issuance of notes payable                  2,645,194
  Principal payments on notes payable                       (218,119)
  Payments for debt issuance costs                           (53,669)
  Payments for extinguishment of debt                       (203,450)
  Proceeds from issuance of preferred stock                3,330,000
  Net proceeds from issuance of common stock              16,297,671
  Additional capital contributed by stockholders             245,559
                                                        ------------

        Net cash provided by financing
          activities                                      23,028,358
                                                        ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         3,114,905

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD
                                                        ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $  3,114,905
                                                        ============


See notes to condensed financial statement

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


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

     Going Concern Presentation and Related Risks and Uncertainties - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Since inception, the Company has incurred accumulated losses of approximately $30,676,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates. On December 8, 2000, the Company completed a private placement offering which raised net proceeds of approximately $4,306,000 of additional equity capital through the issuance of 584,250 shares of common stock. Costs incurred of approximately $204,000 as of September 30, 2000, including approximately $104,000 of such costs that were paid as of such date, with respect to the offering were deferred pending the completion of the offering and netted with the proceeds. The net proceeds from the private placement offering are not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing working capital, the grants the Company has received or is in the process of receiving will be sufficient to meet the Company's planned expenditures through June 2001, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     Deferred Offering Costs - Costs incurred with respect to efforts in a private placement common stock offering in process as of September 30, 2000 were deferred pending the completion of the offering. The offering was completed on December 8, 2000 and the costs were then netted with the proceeds of the offering.

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

     Net (Loss) Income Per Share - Net (loss) income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Diluted net (loss) income per share was the same as the basic net (loss) income per share as the stock options and warrants were antidilutive for the three months ended December 31, 2000 and 1999 and the nine months ended December 31, 2000 and 1999.

     Segment Reporting - The Company is a development stage biopharmaceutical company that operates as one segment.

     Comprehensive Income (Loss) - Comprehensive loss for the nine months ended December 31, 2000 is as follows:

Net loss                                                            $(7,764,452)
                                                                    -----------
Other comprehensive income:
  Unrealized loss on investment securities available for sale            (1,764)
  Reclassification adjustment for loss included in net loss.              2,942
                                                                    -----------

Total other comprehensive income                                          1,178
                                                                    -----------

Comprehensive loss                                                  $(7,763,272)
                                                                    ===========

     There was no difference between comprehensive loss and net loss for the three months ended December 31, 2000 and December 31, 1999 and the nine months ended December 31, 1999.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Standards to be Adopted - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 effective April 1, 2001. The Company believes that the adoption of SFAS 133 and SFAS 138 will not have a significant effect on the Company's financial statements as the Company does not use derivative financial instruments and is not involved in hedging activities.

     Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

3.   INVESTMENT IN NEXTERA THERAPEUTICS, INC.

     On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and certain other parties, formed NextEra to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin has provided funding of $1,350,000 to NextEra through March 31, 2000 to fund the scale-up of manufacturing and initiation of Phase I clinical trials. The Company contributed its rmCRP technology as well as use of its current laboratory facilities in exchange for 330,000 common shares of NextEra. During the three months ended December 31, 1999, the Company advanced $135,000 to NextEra to fund its operations.

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

     NextEra has incurred accumulated losses of approximately $1,896,000 since inception (July 8, 1998) through December 31, 2000. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of December 31, 2000, NextEra's current liabilities exceeded its current assets by approximately $1,477,000 and NextEra had a stockholders' deficiency of approximately $1,454,000.

     The Company owned approximately 43% and 44% of the issued and outstanding shares of NextEra common stock as of December 31, 2000 and March 31, 2000, respectively.

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

4.   INVESTMENT SECURITIES AVAILABLE FOR SALE

     The Company had no investment securities available for sale as of December 31, 2000 or at any time during the three months ended December 31, 2000. Proceeds from the sales of investment securities during the nine months ended December 31, 2000 were $1,565,105. Gross gains and gross losses of $212 and $3,154, respectively, were realized on such sales during the nine months ended December 31, 2000.

     The amortized cost and carrying value (fair value) of investment securities available for sale as of March 31, 2000 is summarized as follows:

                                                     GROSS              GROSS
                                 AMORTIZED         UNREALIZED         UNREALIZED           FAIR
                                   COST              GAINS              LOSSES             VALUE
                                 ----------        ----------         ----------         ----------

Corporate debt securities        $  933,759        $      119         $   (1,142)        $  932,736
Asset backed securities             427,230                                 (155)           427,075
                                 ----------        ----------         ----------         ----------

Total                            $1,360,989        $      119         $   (1,297)        $1,359,811
                                 ==========        ==========         ==========         ==========

     As of March 31, 2000, the net unrealized losses on investment securities available for sale were $1,178.

5.   COMMON STOCK, STOCK OPTIONS AND WARRANTS

     The Company had 5,955,245 shares and 5,282,334 shares of common stock outstanding as of December 31, 2000 and March 31, 2000, respectively.

     On October 12, 2000, the Company's stockholders approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities at a price of $11.50 per share, as part of a 2000 Stock Incentive Plan which provides for the issuance of up to 350,000 shares of common stock.

     The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options vest over periods ranging from 0 to 4 years and generally expire in ten years. As of December 31, 2000, there were 191,500 stock options available for grant.

     During the three months and nine months ended December 31, 2000, the Company issued 105,750 options to nonemployees. The Company recognized expense of approximately $276,000 and $410,000 during the three months and nine months ended December 31, 2000, respectively, related to these options and certain options issued to nonemployees in prior years, which generally vest over a four year service period. During the three months ended December 31, 1999, no options were issued to nonemployees. During the nine months ended December 31, 1999, the Company issued 2,176 options to nonemployees. The Company recognized expense of approximately $177,000 and $394,000 during the three months and nine months ended December 31, 1999, respectively, related to certain options issued to nonemployees in prior years, which generally vest over a four year service period. The expense was determined based on the estimated fair value of the options issued.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. There were 53,500 options issued to employees during the three months and nine months ended December 31, 2000. There were no options issued to employees during the three months and nine months ended December 31, 1999.

     The activity during the nine months ended December 31, 2000 for the Company's stock options is summarized as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                        NUMBER OF   STOCK OPTIONS      EXERCISE
                                         SHARES      PRICE RANGE        PRICE
                                        ---------   -------------     ---------

Outstanding as of April 1, 2000         416,048     $ 0.31-$1.74      $    0.63
  Granted                               158,500      10.50-11.50          11.24
  Exercised                             (88,661)      0.31- 0.59           0.48
  Expired                               (27,655)            0.59           0.59
                                       --------     -------------     ---------

Outstanding as of December 31, 2000     458,232     $ 0.31-$11.50     $    4.32
                                       ========     =============     =========

Exercisable as of December 31, 2000     319,505     $ 0.31-$11.50     $    2.10
                                       ========     =============     =========

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

     On July 31, 2000, the Company entered into an agreement (the "Agreement") with the principals of Stonegate Securities, Inc. ("Stonegate") for assistance to be provided by Stonegate in connection with raising additional equity capital for the consideration of warrants to purchase 200,000 shares of Company's common stock. Pursuant to a notice of termination of the Agreement dated December 8, 2000, 100,000 of the warrants shall not vest. The remaining 100,000 warrants expire on July 31, 2005 and have an exercise price of $12.06 per share. The Company recorded a general and administrative expense of $866,000 during the three months and nine months ended December 31, 2000, as the warrants were for compensation unrelated to the December 8, 2000 private placement offering. The expense was determined based on the estimated fair value of the 100,000 warrants issued.

     The following table summarizes information about common stock warrants outstanding as of December 31, 2000:

                                              WARRANTS
     EXERCISE PRICE                          OUTSTANDING       EXPIRATION DATE
     --------------                          -----------       ---------------

     $6.47 per share                             225,000        July 24, 2004
     $6.47 per share                             750,000        October 12, 2004
     $12.06 per share                            100,000        July 31, 2005
     $16.00 per share                            100,000        April 30, 2003
     $20.52 per share                            850,000        April 30, 2009
                                              ----------        ----------------

     Total warrants outstanding                2,025,000
                                               =========

     During the nine months ended December 31, 1999, certain warrant holders exercised warrants to purchase 69,300 shares of common stock at $5.00 per share. No warrants were exercised during the three months ended December 31, 1999. The warrants, which were issued during the year ended March 31, 1997, had an August 29, 1999 expiration date. Warrants to purchase 22,100 shares of common stock expired as of such date. In addition, on May 17, 1999, warrants to purchase 75,000 shares of common stock were exercised at $.10 per share.

6.   COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company has various collaborative research agreements with commercial and non-commercial enterprises. Under the terms of these arrangements, the Company has agreed to perform best efforts research and development and, in exchange, the Company may receive advanced cash funding and may also earn additional fees for the attainment of certain milestones. The Company may receive royalties on the sales of such products. The other parties generally receive exclusive marketing and distribution rights for certain products for set time periods in specific geographic areas.

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

     The Consortium Agreement contemplated that upon the completion of the Company's initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company and Pharm-Eco, with respect to the Current Compounds, and the Company and UNC (on behalf of the Consortium), with respect to the Future Compounds, will enter into license agreements for, or assignments of, the intellectual property rights relating to the Compounds held by Pharm-Eco and the Consortium, pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

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

     The Company is required to make quarterly research grants in the amount of $100,000 to UNC (on behalf of the Consortium) through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any Compounds or products. The Company expensed grant payments to UNC of $100,000 during each of the three months ended December 31, 2000 and 1999. During the nine months ended December 31, 2000 and 1999, the Company expensed grant payments to UNC of $300,000 and $550,000, respectively. Such payments were expensed as research and development costs.

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

     In August 1999, the Company received a Small Business Innovation Research ("SBIR") Grant for approximately $598,000 from the National Institutes of Health ("NIH") to research various infections. During the nine months ended December 31, 2000, the Company recognized revenue of approximately $236,000 from this grant and expensed payments to UNC (on behalf of the Consortium) for approximately $51,000 for contracted research related to such grant. During the three months and nine months ended December 31, 1999, the Company recognized revenue of approximately $18,000 and $73,000, respectively, for research related to this grant. The Company expensed a payment of $56,000 to Pharm-Eco during the nine months ended December 31, 1999 for their research related to this grant. During the nine months ended December 31, 1999, the Company recognized revenue of approximately $6,000 for research related to a specific research grant from the NIH and expensed payments to UNC (on behalf of the Consortium) of approximately $6,000 for contracted research related to such grant. There is no additional funding available to the Company under these grants.

     In August 2000, the Company received two additional SBIR research grants from the NIH aggregating approximately $831,000. During the three months ended December 31, 2000, the Company recognized revenue of approximately $86,000 from these grants. During the nine months ended December 31, 2000, the Company recognized revenue of approximately $189,000 from these grants. During the three months and nine months ended December 31, 2000, the Company expensed payments of approximately $64,000 to UNC (on behalf of the Consortium) for contracted research related to these grants.



                                   * * * * * *


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      Immtech International, Inc. (the "Company" or "Immtech"), a development stage enterprise, is a biopharmaceutical company focused on the discovery, development and commercialization of products for the treatment of patients afflicted with infectious diseases (such as fungal, parasitic, bacterial and viral diseases), compromised immune systems (such as HIV-infected persons), and cancer. Since formation in October, 1984, the Company has engaged in developing research programs, recruiting outside directors, scientific advisors and key scientists, negotiating and consummating technology licensing agreements, as well as sponsoring various research and development activities. The Company follows a business strategy of utilizing the expertise and resources of third parties in a number of areas, including the conduct of laboratory research and preclinical and human clinical trials, the manufacture of pharmaceutical and therapeutic compounds and products, and the execution of its corporate strategies, which may also include the marketing, sale and distribution of any products. The Company currently has the right to a worldwide license for patents and patent applications and other technologies from third parties that are integral to the Company's products and business.

      The Company has two programs for developing new drugs, a pharmaceutical program and a biological program. The Company's pharmaceutical program is the Company's main program and focuses primarily on the development and commercialization of drugs to treat fungal, parasitic, bacterial and viral diseases. This program is based on a technology for the design of a class of pharmaceutical compounds referred to as dications. The technology for developing dications is the result of a research program focused on understanding how dications bind to the DNA of infectious micro-organisms. Dicationic compounds have two positively charged ends held together by a chemical linker. The structure of the compounds, with positive charges on the ends (shaped like molecular barbells), allows them to bind to the negatively charged surface in certain areas of the organism's DNA (like a bandaid), preventing enzymes necessary to sustain the life of the organism from attaching to the DNA's active sites. Research has shown that once a site is occupied by one of these compounds, it blocks the critical enzyme and it kills the growth of the organism. The Company's biological program concentrates on developing products for treating cancer and related diseases. The Company's biological program is focused on the development of a naturally occurring protein called modified C-reactive protein ("mCRP"). The protein, when used as a therapy in both animal studies and human clinical trials, stimulated the production of the body's immune cells, which combat infectious diseases and cancer. This program is operated through a joint venture. There is currently litigation between the Company and its principal joint venture partner, which has caused the program to be delayed pending resolution of the litigation.

      On December 8, 2000, the Company completed a private placement offering which raised net proceeds of approximately $4,306,000 of additional net equity capital through the issuance of 584,250 shares of common stock.

      In November, 2000, the Bill & Melinda Gates Foundation (the "Foundation") awarded $15.1 million in a grant to The University of North Carolina at Chapel Hill ("UNC") to develop new drugs to treat African sleeping sickness ("Trypanosomiasis") and Leishmaniasis (a parasitic disease spread by a sandfly that affects over 12 million people in arid and tropical regions of the world) - two diseases that are infesting and killing millions of people in developing nations. The grant will fund a research consortium made up of many of the experts in these two diseases. Pursuant to an understanding between the Foundation and UNC, $9.8 million of such amount is expected to be paid by UNC to the Company in installments over a five year period, subject to certain terms and conditions, for the purpose of conducting Phase II and III human clinical trials on compound DB-289 and conducting animal pre-clinical studies on another compound selected due to its potential effectiveness against Leishmaniasis. The proceeds from the grant must be segregated from the Company's other funds, and may only be used for the specific purposes of developing drugs for these two diseases. The Company and UNC are presently negotiating an agreement to document and finalize this relationship. Upon the execution of such agreement, (a) $4.3 million is to be paid by UNC to the Company for Phase II clinical trials of compound DB-289 for use against Trypanosomiasis, (b) upon completion of such Phase II clinical trials, which are estimated to take approximately one and one-half years, an additional $3.4 million is to be paid by UNC to the Company for Phase III clinical trials of compound DB-289 for use against Trypanosomiasis, and (c) upon selection by the Company of a viable compound for use against Leishmaniasis, which is expected to take two to three years, but which must occur within five years, an additional $2.1 million is to be paid by UNC to the Company for manufacturing and pre-clinical studies prior to human trials.


      With the exception of certain research funding agreements and certain grants, the Company has not generated any revenue from operations. For the period from inception (October 15, 1984) to December 31, 2000, the Company incurred cumulative net losses of approximately $30,676,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to (i) research grants such as Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants; (ii) payments from foundations and other research collaborators under arrangements that may be entered into in the future; and (iii) borrowing or the issuance of securities. The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period, and may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

      Nine Months Ended December 31, 2000 Compared with Nine Months Ended December 31, 1999.

      Revenues under collaborative research and development agreements were approximately $425,000 and $79,000 in the nine months ended December 31, 2000 and 1999 respectively. For the nine months ended December 31, 2000 and 1999, all revenues were from grant revenues from the National Institutes of Health ("NIH").

      Interest income for the nine months ended December 31, 2000 and 1999, respectively, was approximately $152,000 and $259,000. Interest has been generated on the invested funds remaining from the proceeds of the April 26, 1999 initial public offering (the "IPO") and the December 8, 2000 private placement offering. There was no interest expense for the nine months ended December 31, 2000 and December 31, 1999.

      Research and development expenses decreased to approximately $5,095,000 in the nine months ended December 31, 2000 from approximately $8,284,000 in the nine months ended December 31, 1999. Research and development expenses for the nine months ended December 31, 1999 included a non-cash expense of approximately $6,113,000 related to the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North Carolina at Chapel Hill ("UNC"), acting on behalf of a consortium of universities including UNC, Duke University, Auburn University and Georgia State University (the "Consortium"). Research and development expenses for the nine month period ended December 31, 1999 exclusive of the non-cash charge were approximately $2,171,000 compared to approximately $5,095,000 of expenses for the nine months ended December 31, 2000. The increase is due primarily to increased direct spending on product development on the Company's lead pharmaceutical compounds, preparing for clinical trials, and start of clinical trials.

      General and administrative expenses increased in the nine months ended December 31, 2000 to approximately $3,243,000 from approximately $1,182,000 in the nine months ended December 31, 1999. General and administrative expenses for the nine months ended December 31, 2000 included a non-cash expense of approximately $866,000 related to the issuance of 100,000 warrants to Stonegate as compensation for terminated services with respect to raising additional equity capital. General and administrative expenses for the nine months ended December 31, 2000 exclusive of the non-cash charge were approximately $2,377,000 compared to approximately $1,182,000 for the nine months ended December 31, 1999. The increase was primarily due to expenses of approximately $920,000 for legal fees related to disputes with Pharm-Eco, Technikrom, Inc. ("Technikrom") and with our NextEra joint venture partner, and for general legal work.

      The Company incurred a net loss attributable to common stockholders of approximately $7,764,000 for the nine months ended December 31, 2000 as compared with a net loss of approximately $9,262,000 for the nine months ended December 31, 1999.

      Three Months Ended December 31, 2000 Compared with Three Months Ended December 31, 1999.

      Revenues under collaborative research and development agreements were approximately $86,000 and $18,000 for the three months ended December 31, 2000 and 1999, respectively. For the three months ended December 31, 2000, there were grant revenues of approximately $86,000 from SBIR grants from the National Institutes of Health ("NIH") while for the three months ended December 31, 1999 the grant revenue from an NIH grant was approximately $18,000.

      Interest income for the three months ended December 31, 2000 and December 31, 1999 was approximately $13,000 and $96,000, respectively. Interest has been primarily generated on the invested funds remaining from the proceeds of the April 26, 1999 IPO and the December 8, 2000 private placement offering. There was no interest expense for the three months ended December 31, 2000 and December 31, 1999.

      Research and development expenses increased to approximately $1,207,000 in the three months ended December 31, 2000 from approximately $972,000 in the three months ended December 31, 1999. The increase is due primarily to increased direct spending on product development on the Company's lead pharmaceutical compounds with regard to preparing for and starting clinical trials.

      General and administrative expenses increased for the three months ended December 31, 2000 to approximately $1,929,000 from approximately $418,000 for the three months ended December 31, 1999. General and administrative expenses for the three months ended December 31, 2000 included a non-cash charge of approximately $866,000 related to the issuance of 100,000 warrants to Stonegate as compensation for terminated services with respect to raising additional equity capital. General and administrative expenses for the three months ended December 31, 2000 exclusive of the non-cash charge were approximately $1,063,000 compared to approximately $418,000 for the three months ended December 31, 1999. The increase was primarily due to expenses of approximately $659,000 for legal fees related to disputes with Pharm-Eco, Technikrom, and with our NextEra joint venture partner, and for general legal work.

      The Company incurred a net loss of approximately $3,036,000 for the three months ended December 31, 2000 as compared with a net loss of approximately $1,411,000 for the three months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through December 31, 2000, the Company financed its operations from (i) the net proceeds from the issuance of debt and equity securities and cash contributed from stockholders, which in the aggregate, raised approximately $23,028,000, (ii) payments from research agreements, SBIR grants and STTR grants of approximately $2,782,000, and (iii) use of stock, options and warrants in lieu of cash compensation.

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

      As of December 31, 2000, the Company has expended approximately $465,000 in legal fees on the Pharm-Eco litigation matter (see Part II, Item 1). The Company has filed a motion for summary judgement in this litigation. If the court rules favorably on the Company's motion for summary judgement, it is unlikely that there will be any additional legal fees with regard to this matter. If the Company is unsuccessful on its motion for summary judgement, additional legal fees could be substantial.

      The Company is a party to sponsored research agreements with UNC which requires it to make quarterly research payments in the amount of $100,000 through April 30, 2002.

            UNC has been awarded $15.1 million in a research grant of which approximately $9.8 million is expected to be paid to the Company in installments over a five-year period subject to an agreement currently under negotiation between UNC and the Company. The approximately $9.8 million expected from UNC will be used by the Company pursuant to the agreement being negotiated to conduct human clinical trials and animal pre-clinical studies on selected compounds being developed to treat Trypanosomiasis and Leishmaniasis. The proceeds from the grant must be segregated from the Company's other funds and may only be used for the specific purposes of developing drugs for these two diseases.

      The Company believes its existing resources, but not including proceeds from any grant the Company may or is scheduled to receive, to be sufficient to meet the Company's planned expenditures through June 2001, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's business partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, the ability of the Company to maintain existing and establish new collaborative arrangements with other entities to provide funding to the Company to support these activities, the timely resolution of legal disputes, and other factors. In any event, the Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the forthcoming year include continuing efforts to obtain additional equity financing and research grants, and to enter into various research and development agreements with other entities.

SPECIAL NOTE - FORWARD - LOOKING STATEMENTS

      Certain statements contained in this report, including, without limitation, statements containing the words "believe," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's history of operating losses, the Company's need for substantial additional funds, the Company's ability to access the capital markets and/or to secure private sources of funding, the availability of grant money, the length of time until any of the Company's products may be available for sale, the uncertainties involved in clinical trials being performed on the products the Company is developing, the Company's dependence on third party relationships for the manufacture and the performance of clinical trials with regard to its products, the Company's lack of manufacturing capability, the intense competition and rapid technological changes in the Company's industry, the extensive and rigorous federal regulations of the Company's product candidates, the Company's dependence on key personnel, the Company's ability to protect its technology, patents and proprietary information, the disposition of certain legal actions, and other factors referenced in this report. Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                    PART II

Item 1.  Legal Proceedings

      On or about June 15, 2000, Technikrom, Inc. filed a claim against the Company with the American Arbitration Association in Chicago, Illinois ("Technikrom"). In that proceeding, Technikrom seeks to recover $124,000 in fees, interest and costs for certain method development services provided to the Company relating to the purification of a protein known as rmCRP. The Company intends to vigorously defend the action and has filed a Counterclaim against Technikrom for fraudulent inducement of contract which seeks compensatory damages of at least $225,000, plus interest and costs. The Company has also sought a declaratory judgment that Technikrom, inter alia, failed to use its best efforts to develop a purification method within the time parameters set by the parties. The parties have engaged an arbitrator, commenced discovery and set a tentative final hearing date for July 16-17, 2001.

      On August 18, 2000, the Company became a party to a legal proceeding in the Court of Chancery of the State of Delaware, in and for New Castle County by Pharm-Eco Laboratories, Inc., a California corporation ("Pharm-Eco"). Pharm-Eco amended its complaint on August 21, 2000, to add two individuals, David J. Wade ("Wade") and Richard Gabriel ("Gabriel"), as co-plaintiffs. Each of Wade and Gabriel are senior executives of Pharm-Eco and indirect beneficial owners of Pharm-Eco. Among other relief, Pharm-Eco seeks a declaration from the court that the shares of the Company's common stock that Pharm-Eco was issued in July, 1999 (collectively, the "Pharm-Eco Shares"), are freely tradable pursuant to Rule 144 under the Securities Act ("Rule 144"). The Pharm-Eco Shares were issued to Pharm-Eco pursuant to the Consortium Agreement. The Company believes that Pharm-Eco's claims are meritless and that the Pharm-Eco Shares are not yet tradable pursuant to Rule 144 because Pharm-Eco has failed to comply with the Consortium Agreement by failing to give the Company all of the consideration to which the Company is entitled. The Company is vigorously defending the proceeding, and has filed a counterclaim against Pharm-Eco and certain other parties. In December, 2000, the Company filed a Motion for Summary Judgment in the Delaware Chancery Court. The Company's Motion for Summary Judgment was heard on February 13, 2001. Based upon the course of the hearing, the Company believes it is likely to receive a favorable ruling on its Motion for Summary Judgment from the Vice Chancellor.

      Except as described in Note 3 to the Notes to the Condensed Financial Statements in Part I, Item 1 of this Form 10-QSB, the Company is not aware of any other impending litigation. In the opinion of management based on advice from legal counsel, the ultimate resolution of these actions will not have a material effect on the Company's financial statements.


Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

                                                                Shares of Common
Date        Exemption    Consideration          Holder            Stock Issued
- -------    ------------  -------------   --------------------   ----------------
12/8/00    Regulation S   $2,319,964     China Dragon Limited         290,000
12/8/00    Regulation S     $408,000     Vivienne Lee                  51,000
12/8/00    Regulation D     $200,000     Michael L. Keiser &           25,000
                                         Rosalind C. Keiser
                                         Charitable Trust
12/8/00    Regulation D    $200,000      Frederick W. Wackerlee        25,000
12/8/00    Regulation D    $160,000      Rick Kash                     20,000
12/8/00    Regulation S    $160,000      Lau Ching Yin Judy /          20,000
                                         Chan Chee Wing
12/8/00    Regulation S    $160,000      Chan Tak Chi William          20,000
12/8/00    Regulation D    $160,000      Bernard K. Chiu               20,000
12/8/00    Regulation D    $100,000      Jerome A. Grossman            12,500
12/8/00    Regulation D    $100,000      Falcone Ltd. Partnership      12,500
12/8/00    Regulation D    $100,000      Peter F. Drake                12,500
12/8/00    Regulation D     $96,000      Kevin Bowen                   12,000
12/8/00    Regulation S     $80,000      Happy Results Limited         10,000
12/8/00    Regulation D     $80,000      John M. Kelly                 10,000
12/8/00    Regulation S     $80,000      Cheung Shuk Kwan              10,000
12/8/00    Regulation D     $50,000      Stephen D. Chubb               6,250
12/8/00    Regulation D     $50,000      Robert H. Lessin               6,250
                                         Capital, LLC
12/8/00    Regulation D     $50,000      Robert D. Scallan              6,250
12/8/00    Regulation S     $32,000      Dr. Levi Hong Kaye Lee         4,000
12/8/00    Regulation S     $32,000      Cheng Ching Jung               4,000
12/8/00    Regulation S     $16,000      Lau Chu                        2,000
12/8/00    Regulation S     $16,000      Cheung Yuk Chor Dickie         2,000
12/8/00    Regulation S      $8,000      Chan Kin Man                   1,000
12/8/00    Regulation D      $8,000      Clarence E. McFeely            1,000
12/8/00    Regulation S      $8,000      Lee Shun Lung                  1,000
12/27/00   Option              $690      Robert L. Murphy, MD           2,226
12/27/00   Option              $310      Marc Blanchard                 1,000

      The total offering price for securities sold in the private placement under Regulation D of the Securities Act of 1933, as amended, was $1,354,000. The total offering price for securities sold in the private placement under Regulation S of the Securities Act of 1933, as amended, was $3,320,000. There were no underwriting discounts or commissions paid in either private placement. A broker's fee of $168,000 was paid in the private placement under Regulation S.

      On July 31, 2000, the Company entered into an agreement (the "Agreement") with the principals of Stonegate Securities, Inc. ("Stonegate") for assistance to be provided by Stonegate in connection with respect to raising additional equity capital for the consideration of warrants to purchase 200,000 shares of Company's common stock. Pursuant to a notice of termination of the Agreement dated December 8, 2000 (and unrelated to the Company's December 8, 2000 private placement offering), 100,000 of the warrants shall not vest. The remaining 100,000 warrants expire on July 31, 2005 and have an exercise price of $12.06 per share.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Shareholders of Immtech International, Inc. was held on October 12, 2000.

         (b) The matters voted on at the meeting and the voting of the Shareholders with respect thereto are as follows:

             (i) At the meeting, Shareholders elected the following individuals as Directors:

                                      Votes             Authority
                                       For              Withheld
                                    ---------          -----------

      T. Stephen Thompson           3,493,605            425,370
      Byron E. Anderson             2,088,672          1,830,303
      Emil Soika                    2,163,292          1,755,683
      Eric Sorkin                   3,416,755            502,220

             (ii) Also at the meeting, Shareholders approved the following proposal:

                                    Votes       Votes                 Broker
                                     For       Against    Abstain    Non-Votes
                                    -----      -------    -------    ---------
      Immtech International, Inc.
      2000 Stock Incentive Plan    2,655,169   470,114     90,420     703,272


Item 6.  Exhibits and Reports on Form 8-K

         (a) EXHIBITS

      The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

         (b) REPORTS ON FORM 8-K

      A Form 8-K was filed on December 19, 2000 with regard to the following items reported under Item 5: (i) the consummation of a Regulation S and a Regulation D private placement collectively resulting in the sale of 584,250 shares of common stock for gross proceeds of $4,674,000 and (ii) the award of a $15.1 million grant by the Bill & Melinda Gates Foundation to The University of North Carolina at Chapel Hill which included an understanding whereby the Company expects to receive approximately $9.8 million in installments, subject to terms and conditions pursuant to an agreement currently being negotiated between the Company and UNC, to develop new drugs to treat Trypanosomiasis and Leishmaniasis.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IMMTECH INTERNATIONAL, INC.



Date:  February 14, 2001               By:   /s/ T. Stephen Thompson
                                          --------------------------------------
                                          Name:  T. Stephen Thompson
                                          Title: Chief Executive Officer
                                                  and President



Date:  February 14, 2001               By:  /s/ Gary C. Parks
                                          --------------------------------------
                                          Name:  Gary C. Parks
                                          Title: Treasurer, Secretary and Chief
                                                   Financial Officer (Principal
                                                   Financial and Accounting
                                                   Officer)

                                 EXHIBIT INDEX



      Exhibit                  Description
      -------                  -----------

      10.1                     Form of Regulation D Subscription
                               Agreement
      10.2                     Form of Regulation S Subscription
                               Agreement