Form 10KSB
period 2001-03-31
IMMTECH INTERNATIONAL INC
filed 2001-07-02
CIK 882509

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON JULY 2, 2001,
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2001.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from [___] to [___].

                        Commission file number 000-25669

                           IMMTECH INTERNATIONAL, INC.
                           ---------------------------
              (Name of Small Business as specified in its Charter)

               Delaware                                 39-1523370
--------------------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer Identification
    incorporation or organization)                         No.)

    150 Fairway Drive, Suite 150,
        Vernon Hills, Illinois                            60061
--------------------------------------------------------------------------------
   (Address of principal executive                      (Zip Code)
               offices)


Issuer's telephone number: (847) 573-0033

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

            Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| _____ No |_|

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

            Issuer's revenues for its most recent fiscal year were $1,354,943.

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold, or the average bid and asked price of such Common Stock as of April 30, 2001, was $56,180,535. As of such date, the total number of shares of the registrant's Common Stock outstanding were 6,005,371 shares.

            Transitional Small Business Disclosure Format:
(Check One):   Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

            None.

                           IMMTECH INTERNATIONAL, INC.
                           ---------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I.

ITEM 1.       BUSINESS OF THE COMPANY........................................1
ITEM 2.       PROPERTIES....................................................35
ITEM 3.       LEGAL PROCEEDINGS.............................................35
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........37


PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................37
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................38
ITEM 7.       FINANCIAL STATEMENTS..........................................43
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................44


PART III.

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............44
ITEM 10.      EXECUTIVE COMPENSATION........................................46
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................48
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................51

SIGNATURES..................................................................57


PART IV.

ITEM 13.      EXHIBITS......................................................58

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

            Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believe," "anticipate," "expect" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:
(i) the Company's history of operating losses, (ii) the Company's need for substantial additional funds, (iii) the Company's ability to access the capital markets and/or to secure private sources of funding, (iv) the availability of grant money, (v) the length of time until any of the Company's product candidates may be available for sale, (vi) the uncertainties involved in clinical trials being performed on the product candidates the Company is developing, (vii) the Company's dependence on third party relationships for the manufacture of product candidate compounds and the performance of clinical trials with regard to its product candidates, (viii) the Company's lack of manufacturing capability, (ix) the intense competition and rapid technological changes in the Company's industry, (x) the extensive and rigorous federal and foreign regulations of the Company's testing, manufacturing and sale of its product candidates, (xi) the Company's dependence on key personnel and contributions from scientists, researchers and technicians from Consortium-member universities, (xii) the Company's ability to protect its technology, patents and proprietary information on which its business relies,
(xiii) the disposition of certain legal actions, and (xiv) other factors referenced in this report. Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                      PART I.

ITEM 1. BUSINESS OF THE COMPANY

                                    OVERVIEW
                                    --------

            Immtech International, Inc. (the "Company" or "Immtech") is a biopharmaceutical company focused on the discovery, development, and commercialization of drugs for the treatment of: (i) fungal and other infectious diseases such as tuberculosis, hepatitis, pneumonia, diarrhea and AIDS and (ii) cancer, through both the Company's pharmaceutical program and, operated by a joint venture company, NextEra Therapeutics, Inc., its biological program. Since its formation in October 1984, the Company has engaged in developing research programs, recruiting scientific advisors and scientists, negotiating and consummating technology licensing agreements, and engaging in and sponsoring drug research and development activities. The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials, and (iii) the manufacture of pharmaceutical and therapeutic compounds and products (pharmaceuticals are typically synthetic chemicals and therapeutics are typically naturally occurring proteins, generally delivered intravenously). The Company holds worldwide patents, licenses and rights to license worldwide patents and patent applications, and technologies from third parties that are integral to the Company's business. The Company currently does not have any commercially available products nor does it expect to have any commercially available products for at least 3 years.

            For the fiscal year ended March 31, 2001, the Company had revenues of $1,354,943 and a net loss of $9,863,284. A predecessor of the Company was incorporated under the laws of the State of Wisconsin on October 15, 1984, and subsequently merged into the current Delaware corporation on April 1, 1993. The Company's executive offices are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061, telephone number (847) 573-0033. The management of the Company believes it has sufficient capital for operations through August 2001. There is no guarantee that it will not need additional funds before then or that funds will be available to the Company after August 2001 sufficient to fund further operations.

            The Company has two disciplines for developing new drugs, a pharmaceutical program and a biological program. The Company's primary discipline, the pharmaceutical program, focuses on the discovery, development and commercialization of drugs to treat fungal, parasitic, bacterial and viral diseases. The pharmaceutical program is based on technology for developing a class of compounds known as dications. The technology is the result of a research program focused on understanding how dications bind to the deoxyribonucleic acid ("DNA") of infectious micro-organisms. Dications have two positively charged ends that are held together by a chemical linker. The structure of the dications, with positive charges on both ends (shaped like molecular barbells) allows dications to bind to the negatively charged active sites (sites where enzymes interact with DNA) in certain areas of an organism's DNA (like a band-aid). The bound dications prevent enzymes necessary to sustain the life of the infectious micro-organism from attaching to its DNA's active sites. Research has shown that once a site is occupied by a dication, enzymes critical to the life of the organism are blocked and the organism dies.

            The Company's biological program, operated through a joint venture with the Franklin Research Group in a Company called NextEra Therapeutics, Inc. ("NextEra"), concentrates on developing commercialization products for treating cancer and AIDS. The biological program is focused on the development of a synthetic protein to replace a protein usually found in human blood called modified C-reactive protein ("mCRP"). The Company's research has shown that mCRP is noticeably absent, or present at severely reduced levels, in the blood of patients with cancer and AIDS. Laboratory tests, in both animal studies and human clinical trials, showed that the synthetic mCRP caused the subjects to produce stronger cells which were able to combat cancer and infectious diseases associated with AIDS. This biological program was delayed in April 2000, when our joint venture partner, Franklin Research Group ("Franklin"), filed suit against the Company. The parties entered a Stipulation of Dismissal in May 2001, which resulted in a withdrawal of the suit without prejudice (See Item 3, Legal Proceedings). NextEra's research and development of its product candidates continues, but at a slowed pace while it seeks additional funding. The management of NextEra believes it has sufficient capital to fund operations through September 2001. There is no guarantee that it will not need additional funds before then or that the funds will be available to NextEra after September 2001 sufficient to fund further operations.

                                  RECENT EVENTS
                                  -------------

GRANTS AND FUNDING

Gates Foundation Grant
----------------------

            In November 2000, the Bill & Melinda Gates Foundation (the "Gates Foundation") awarded a $15.1 million grant to The University of North Carolina at Chapel Hill ("UNC") to develop, under a research agreement, new drugs to treat African sleeping sickness, also known as "Trypanosomiasis," and Leishmaniasis (a parasitic disease spread by a sandfly) - two diseases that are infecting and killing millions of people in developing nations. Trypanosomiasis is a parasitic disease that affects 55 million people in the sub-Sahara region. Existing treatments for Trypanosomiasis can be highly toxic to the patient and cannot be administered orally. If untreated, Trypanosomiasis is fatal. Leishmaniasis affects over 12 million people in arid and tropical regions of the world. UNC will use the Gates Foundation grant to fund research and development of potential treatments for these two diseases, through a group consisting of the Company, UNC, and five other universities and research centers around the world which are collectively considered to employ the foremost experts in one or both of these two diseases.

            Pursuant to a clinical research subcontract with the Company, UNC and the Gates Foundation, UNC is to pay $9.8 million of the $15.1 million grant to the Company in installments over approximately five years, subject to certain terms and conditions. For its part, the Company will oversee Phase II and Phase III human clinical trials (See Government Regulation, this Item) on a dication compound known as DB289 for potential use against Trypanosomiasis and pre-clinical animal studies on another dication compound, to be selected, for potential use against Leishmaniasis. The Company will select the compound to be researched for potential use against Leishmaniasis based on input from the scientists who conducted the pre-clinical animal studies and the Company's economic appraisals.

            As a condition of the clinical research subcontract, the Company is required to segregate grant funds from other Company funds and to use the grant proceeds only for developing drugs for treatment of Trypanosomiasis and Leishmaniasis. Pursuant to the research agreement between the Company and UNC, the Company has received and will receive Gates Foundation grant funds from UNC as follows: (a) $4.3 million has been received to pay for Phase II clinical trials to test DB289's effectiveness against Trypanosomiasis in 30 to 40 volunteers, (b) upon completion of the Phase II clinical trials (in approximately 18 months), $3.4 million is to be paid to the Company to fund Phase III clinical trials to test compound DB289's effectiveness against Trypanosomiasis on a larger, more diverse group of volunteers, and (c) $2.1 million of the grant is to be paid by UNC to the Company to oversee the manufacture, testing and pre-clinical studies upon selection of a compound to treat Leishmaniasis. The Company expects to select a compound for the Leishmaniasis tests within two to three years and the terms of the research agreement require Company to select this compound within five years or forfeit the payment.

            The Phase II Trypanosomiasis trial patients will be monitored to seek to determine DB289's safety, effectiveness and required dosage. Phase II monitoring generally includes EKG monitoring, blood sampling to check clinical chemistry and hematology parameters, and various other tests. The Phase III Trypanosomiasis trials are to be conducted on approximately 200 to 250 volunteer patients who will be monitored to gauge effectiveness of DB289 on a more diverse cross-section of the population. This trial will seek to determine if there are any adverse effects to specific groups of patients.

RESEARCH

Research Agreement with University Consortium
---------------------------------------------

            On January 15, 1997, the Company entered into an agreement with UNC and Pharm-Eco Laboratories, Inc. ("Pharm-Eco") (to which each of Duke University ("Duke"), Auburn University ("Auburn"), and Georgia State University ("Georgia State") agreed shortly thereafter to become a party). The four universities are collectively referred to as the "Consortium"). The Consortium Agreement provided for dications developed by Consortium-member personnel to be licensed to the Company for commercialization (as amended, the "Consortium Agreement"). To date, the Consortium members have designed approximately 1,200 dications and are continuing to develop more, using proprietary technology. One or more of the universities comprising the Consortium have patents covering the molecular structure of the dications as well as, in some cases, the use of a particular compound for potential treatment of a particular disease or infection. Pursuant to the Consortium Agreement, Pharm-Eco agreed to transfer to the Company the worldwide exclusive license to use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on dications developed by the Consortium prior to January 15, 1997 and previously licensed (together with related technology and patents) to Pharm-Eco. In March 2001, Pharm-Eco assigned the license to the Company. The Consortium Agreement also requires the Consortium to grant the Company a similar worldwide exclusive license covering products based on dications developed by the Consortium after January 15, 1997. In accordance with the Consortium Agreement, the Company and the Consortium are currently negotiating this license agreement. The Consortium Agreement has provided the Company with rights to the Consortium's library of approximately 1,200 existing dications and to future dications to be designed by the Consortium. Personnel of the universities of the Consortium are considered to be among the world's leading experts in infectious diseases, computer forecasting of pharmaceutical drugs and computer generated drug designs.

            Members of the Consortium have laboratory testing systems for screening dications for activity against specific micro-organisms (using both laboratory and animal models). The Company may profit by commercializing the products created. Georgia State has 16 years of experience in dication development and proprietary computer modeling technology which simulates the binding of dications to the DNA of infectious organisms. Georgia State's proprietary computer modeling technology facilitates designing dications to treat specific diseases. Patents for the dications and uses are issued to the scientist who "invents" the dication or use. Then, pursuant to the scientist's employment arrangements, the patents are assigned to the employing university, and, through the Consortium Agreement, the Company obtains the right to exclusively license the dication or use. If the Company receives a license on a dication, it becomes obligated to reimburse the patent holder for the cost of obtaining the patent and assumes liability for future costs to maintain and defend the patent so long as the Company chooses to retain the license.

JOINT VENTURES


NextEra
-------

            On July 8, 1998, the Company, Franklin Research Group ("Franklin") and Dr. Larry Potempa entered into a joint venture agreement pursuant to which they formed NextEra Therapeutics, Inc. ("NextEra"). The Company and Franklin did this to combine their resources to develop therapeutic products for treating cancer and related diseases. NextEra focuses on the development of a recombinant modified C reactive protein ("rmCRP").

            Pursuant to the joint venture agreement, Franklin invested $1,350,000 in NextEra to fund Phase I human clinical trials in exchange for 510,000 common shares of NextEra. Immtech contributed its rmCRP technology, including assignment of its relevant patents and know-how, as well as the use of laboratory facilities, in exchange for 330,000 common shares of NextEra. NextEra contracted with a third party to prepare a sufficient quantity of rmCRP to conduct the Phase I trials. NextEra has asked the manufacturer to stop production of the rmCRP until NextEra has adequate funding to continue the research. NextEra is seeking a minimum of $5,000,000 which it believes will support the rmCRP research for the next 18 to 24 months, through Phase II trials. Once the funds are assured, NextEra intends to reinstate its order for rmCRP and expects that delivery of the finished rmCRP product will take no longer than 6 months from the date of that order. The study will be designed to evaluate the safety and effectiveness of rmCRP in patients with different types of cancer.

            33,000 common shares of NextEra are held by Dr. Potempa, the Chief Scientific Officer of NextEra. NextEra has granted Dr. Potempa an option to purchase an additional 30,000 common shares.

            NextEra funded the operation of the Company's Illinois facility, including salaries related to work on rmCRP, rent and overhead associated with the project from July 1998 through December 1999. Since January 1, 2000, NextEra has funded only its own salary expenses and has ceased paying rent and overhead associated with the rmCRP project. NextEra has funded and is required to fund the cost of defending the patents that were assigned to it by the Company.

            NextEra has incurred accumulated losses of approximately $2,076,000 since inception (July 8, 1998) through March 31, 2001. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of March 31, 2001, NextEra's current liabilities exceeded its current assets by approximately $1,612,000 and NextEra had a stockholder's deficiency of approximately $1,590,000. The management of NextEra believes it has sufficient capital to fund its operations through September 2001. There is no guarantee that it will not need additional funds before then or that funds will be available to NextEra after September 2001 sufficient to fund further operations.

            As of March 31, 2000, and 2001, the Company owned approximately 44% and 43%, respectively, of the issued and outstanding shares of NextEra common stock.

Criticare
---------

            The Company and Criticare Systems, Inc. ("Criticare"), have entered into various transactions over the course of the Company's existence, most recently on July 2, 1998, when the Company transferred to Criticare certain of its intangible assets and 86,207 shares of the Company's common stock in exchange for Criticare's payment of $150,000. These intangible assets included
(1) a license for rmCRP as a therapy for treating sepsis (a bacterial infection which quickly overwhelms the immune system and can lead to sudden death), and
(2) rights to certain diagnostic products. (See Item 12. Certain Relationships And Related Transactions - Criticare Systems, Inc.)

            The license granted to Criticare for rmCRP included patents and know-how developed by the Company. NextEra has licensed the rights for producing rmCRP back to the Company for use with sepsis applications. Criticare assigned the technology to another party and the assignee had until July 2, 1999, to raise a minimum of $500,000 to fund both the development of the sepsis technology and the initiation of clinical trials. The Company has not received notification from the assignee as to whether or not the funds have been raised. The Company is required to pay the cost of maintaining and defending the patents until the initial financing is completed by the assignee.

            The rights transferred to Criticare for the diagnostic products included rights to the Company's diagnostic products for measuring hemoglobin A1c in diabetic patients and Carbohydrate Deficient Transferring ("CDT") as a marker in the blood for long-term alcohol consumption, as well as patents that have been issued for both technologies and exclusive worldwide rights from Northwestern University to develop and sell the products, which now inure to the benefit of Criticare. Criticare is responsible for the maintenance and prosecution of the patents for both technologies.

            As of April 30, 2001, Criticare owned approximately 7.91% of the outstanding shares of common stock of the Company. The former President of Criticare, Gerhard J. Von der Ruhr, served as Chairman of the Company's Board of Directors until his resignation in March 1999. The current President of Criticare, Emil Soika, served as a director of the Company from March 1999 to December 2000.

                                    PRODUCTS
                                    --------

PHARMACEUTICAL PRODUCTS - DICATIONS

            The platform technology licensed to the Company through the Consortium Agreement for developing dications is the result of the Consortium's research programs focused on understanding how dications bind to the DNA of infectious organisms. Pentamidine (a drug marketed by several pharmaceutical companies) was the prototype drug used by researchers at UNC to understand the mechanism by which dications interact with the DNA. Pentamidine, which can only be administered intravenously or via inhalation, is difficult to administer and distribute and has a narrow dosage margin of safety tolerance.

            Researchers at UNC discovered that most of Pentamidine's toxicity was due to by-products formed as the drug breaks down within the body. This discovery led the researchers to design a new class of compounds with a more stable molecular structure. Laboratory and animal testing has shown that the compound that the Company has chosen is less toxic than Pentamidine. These newly designed dications also proved in laboratory and animal tests to be more effective in some cases than Pentamidine. The methodology used by the UNC and other Consortium researchers to develop these new dications evolved into the Consortium's platform technology for designing dications. The Consortium is using this platform technology to design new treatments for a wide range of infectious diseases including, protozoan, fungal, bacterial and viral infections.

            The Company has recently completed the multi-dose Phase I human clinical trial of its lead dication, DB289. In this trial, DB289 was shown to be safe to humans at dosage levels expected to be effective. The Company plans a Phase II clinical trial of DB289 for treating Pneumocystis Carnii ("PCP") and Trypanosomiasis in the second half of 2001. In the Phase I study for DB289, of the 72 volunteers who completed the study, 26 were given a single dose, 24, multiple oral doses, and 22, a placebo. The study was designed to evaluate the safety and pharmacokinetics (a study of a drug's effect on the body from absorption until excretion) of three dose levels of DB289 administered twice a day for six days. In addition to the safety studies, 12 of the approximately 40 volunteers participated in a secondary study to determine whether food affected absorption by digestive membranes. The studies showed that DB289 easily passed through the digestive membranes, and the drug was active (as designed) for several hours in the bloodstream. In addition, volunteers at the highest doses tested in the multi-dose segment of the trial did not have any specific side-effects, and the post-test EKG's, clinical chemistry, and hematology parameters of the volunteers were within normal ranges. The drug levels in the blood were similar to levels that showed effectiveness in animal models on both PCP and Trypanosomiasis.

            Another dication we have ready for human trials is DB075. The Company believes DB075 may be a successful treatment for Cryptosporidium parvum, a parasite that causes diarrhea and wasting in immune-suppressed patients and for which no cure currently exists. DB075 uses dicationic technology differently than DB289. Since Cryptosporidium parvum is resident in the digestive tract, it is desirable that the drug not cross the digestive membrane into the bloodstream. With that result, the drug's effectiveness is maximized and side-effects minimized. DB075 is designed to be less likely to cross the digestive membranes. More than 90% of the DB075 molecules do not cross the digestive membranes.

            The Company believes DB289 and DB075 are suited to demonstrate the power and versatility of the dicationic technology platform. DB289, which works in the bloodstream, was developed with the Consortium's proprietary (patented) drug delivery method. This method temporarily reduces the drug's positive charges, allowing the drug to pass through the digestive membranes where the drug then attaches to the DNA of the infectious organism. DB075, developed to treat a parasite found only in the digestive tract, remains positively charged to minimize the transferal of the drug into bloodstream, retaining the majority of the drug in the digestive tract.

Oral Drug Delivery
------------------

            Consortium researchers have developed proprietary technology for making orally delivered dications effective in the bloodstream by enabling them to cross the digestive tract. Dications as a group are not readily absorbed by digestive membranes. The inability to deliver the drug across the digestive membrane into the bloodstream has reduced the effectiveness of dications as oral drugs for treatment of diseases via the body's bloodstream. Scientists from Consortium-member universities have patented several methods which temporarily mask or reduce the dication's positive charges while in the digestive system, permitting the drug to pass through the digestive membranes and into the bloodstream.

First Dication into Human Trials - DB289
----------------------------------------

            DB289, utilizing the Consortium's new oral delivery technology, is designed to deliver drugs to an infected site without toxic side-effects. Since DB289 can be given orally, it is anticipated that it will be self-administered, making it practical in developing countries and substantially less expensive than Pentamidine. In May 2001, the Company completed a Phase I safety trial of DB289 in human volunteers. The single and multi-dose trials demonstrated that DB289 was well tolerated by the volunteers. The drug reached blood levels in the Phase I volunteers that were equivalent to those shown to be effective in animal trials of disease treatment. In 2001 the Company plans the following three DB289 Phase IIa human trials.

---------------------------------------------------------------------------------------------------------------------
CLINICAL TRIAL                  TRIAL DESIGN / PHASE                        EXPECTED RESULT
---------------------------------------------------------------------------------------------------------------------

DB289
PCP                             o    Phase IIa                              o    Safety
(summer 2001)                   o    40 patients who failed Bactrim(TM)     o    Clearance of PCP from lungs
                                     (Roche)
                                o    Oral dosing up to 21 days
                                o    Multiple dose levels

DB289
Trypanosomiasis                 o    Phase IIa                              o    Safety
(summer 2001)                   o    30-40 patients - stage 1 disease       o    Clearance of parasite from blood
                                o    Oral dosing for 5-7 days               o    Prodrug activation in Central
                                o    Multiple dose levels                        Nervous System
DB289
Drug Resistant TB               o    Phase IIa (pilot)                      o    Safety
(fall 2001)                     o    30 patients who failed other drugs     o    Feasibility of testing long-term
                                o    Oral dosing for 10-14 days             o    Reduction in lung (sputum) bacterial
                                o    High dosage                                 count

            Follow on Phase IIb trials are anticipated at the conclusion of the Phase IIa trials using a larger volunteer group and less intensive medical monitoring. It is anticipated that the Phase IIb volunteer group for DB289 testing of PCP should include approximately 100 volunteers with no indication of disease. The Phase IIb volunteer group for DB289 testing of Trypanosomiasis will include approximately 200 to 250 volunteers in normal health.

OTHER PROGRAMS IN DEVELOPMENT
-----------------------------

DB075

            Cryptosporidiosis parvum is one of the most common infections of the intestinal tract. Cryptosporidium is the parasite which causes the disease. Currently, no drug is available in the market to treat Cryptosporidiosis. DB075 is designed to block a key enzyme from binding to the Cryptosporidium's DNA, thereby killing the organism. DB075 is unique because it will work directly in the digestive tract with limited absorption across the digestive membranes into the bloodstream. This substantially reduces the possibility of side-effects. The Company has specifically targeted finding a treatment such as DB075 for Cryptosporidiosis because the FDA permits a "fast-track" approval process for drugs that treat diseases for which there exists no acceptable treatment.

            The Company is seeking a sponsor to support a Phase I human trial of DB075 for treatment of Cryptosporidiosis. Subject to obtaining funding support, DB075 is scheduled to begin clinical trials in the second half of 2001, according to the parameters listed below.

--------------------------------------------------------------------------------
CLINICAL TRIAL        TRIAL DESIGN / PHASE         EXPECTED RESULT
--------------------------------------------------------------------------------

DB075
Diarrhea /            o  Phase I                    o  Safety
Cryptosporidiosis     o  50 normals                 o  Pharmacokinetics
(outside funding      o  Oral dosing - dose levels     (absorption and
required)             o  Single and Multiple dose      distribution in the body)
                         levels

ANTIFUNGAL PROGRAM

            Consortium scientists are screening targeted dications to find a candidate for a new antifungal drug with broad-spectrum activity (i.e. activity against the three most common strains of fungi: Candida Albican, Aspergillus, and Cryptococcus). Laboratory studies conducted at Duke University identified over 30 of the Consortium's dications that displayed broad antifungal activity, including activity against several strains of fungi known to be drug resistant. Duke has developed animal models for testing the best dication candidates for antifungal activity in laboratory and computer model studies.

            Information on the structure of the dications with low toxicity and broad antifungal activity in animals is being used to enhance the development of DB289. Chemists at Georgia State and UNC have advanced Duke's research with rational drug design methods (computer forecasting of pharmaceutical drugs and computer generated drug designs) to create compound variations. Georgia State and UNC have developed robotic drug testing machines which can create hundreds of variations of chemical compounds ("combinatorial chemistry"), using the criteria supplied by Duke's research results. The focus of the program is to use Duke's computer and laboratory modeling to design variations of existing dications in Georgia State and UNC's combinatorial chemistry laboratory to improve performance of the dications in animal model studies. The objective is to speed identification of effective antifungal dications, seeking to bring those dications most likely to succeed to pre-clinical trials by the end of 2001.

            The market for antifungal drugs used to treat fungal systemic disease (fungal diseases which enter the bloodstream and attack internal organs) was over $3 billion in 2000. The market is growing rapidly due to the increasing number of patients who are susceptible to fungal diseases, such as those patients suffering from cancer chemotherapy or HIV or who have undergone organ transplants. In addition, the frequency of nosocomial infection (a new disorder, unrelated to patient's primary condition, associated with being treated in a hospital) caused by fungal micro-organisms has increased drastically and is now the third most common cause of Sepsis, replacing Escherichia coli ("E. coli"). Sepsis is an infection which quickly overwhelms the immune system and can lead to sudden death. Strains of sepsis fungi have developed that are resistant to the drugs currently used to treat the disease. There is a significant opportunity for a new drug that has effectiveness across a broad-spectrum of fungal strains and that may be taken orally.

TUBERCULOSIS PROGRAM

            The World Health Organization (the "WHO") has declared Mycobacterium tuberculosis ("TB") a global public health emergency. TB is the world's number one killer among infectious diseases and is the cause of over 2 million deaths per year world-wide, according to the WHO and the U.S. Centers for Disease Control (the "CDC"). The CDC reports that about 2 billion people, including 15 million Americans, are infected with TB. The disease is spreading rapidly in countries in Asia, Africa, and South America, and is becoming increasingly problematic in developed countries. Japan recently declared TB as the country's most threatening disease because a large number of the Japanese population is affected by it. Even the United States is seeing an alarming increase in TB cases. The combination of the rapid spread of the disease and the appearance of multi-drug resistant strains of the TB organism make TB a major health threat throughout the world.

            The National Institutes of Health (the "NIH") and several large pharmaceutical companies have significantly increased research efforts to discover new drugs to treat TB. Their research is focused on developing oral dications that are effective against drug resistant strains of TB and the creation of therapies to shorten the treatment period required to eradicate the disease. Their overall target is to reduce the current 9 to 18 month treatment period down to a 2 to 6 month period.

            NIH researchers have been evaluating the Consortium's dications as potential treatments for TB. The NIH has screened over 500 of the Consortium's dications for activity against TB. Their screening test has identified approximately 10 to 15 dications with activity comparable, or superior, in performance to drugs currently available for the treatment of TB. Several of most promising dications are undergoing advanced animal model testing in the search for a quicker, more effective cure of chronic TB.

            TB is an elusive infection to treat. The organisms that cause the disease can "hide" inside white blood cells and tissues where the organisms avoid exposure to drugs. To be effective a drug must locate and eliminate the organisms inside those white blood cells and tissues.

            The market for drugs to treat TB is estimated by the Rockefeller Foundation to be over $700 million per year and to increase as new drugs against resistant strains are developed. The Rockefeller Foundation estimates that a new drug that shows excellent activity against drug-resistant strains of TB will add approximately $300 to $400 million in annual sales. While a number of companies currently sell drugs to treat TB, no new drug with a new means of attacking TB has been developed in 20 years. Current drugs include: Rifamate (rifampin and isoniazid) from Aventis, Mycobutin (rifabutin) from Pharmacia & Upjohn, a subsidiary of Monsanto, Capastat (capreomycin) from Elan Pharmaceutical, Streptomycin from Pfizer, and Trecator (ethionamide) and Pyrazinamide, both from subsidiaries of American Home Products Corp. These drugs are particularly ineffective against multi-drug resistant strains of TB. A normal case of non-drug resistant TB costs approximately $2,500 to treat and takes approximately 12 to 18 months to cure. If a person contracts drug-resistant TB, the treatment cost and the time required to treat the disease can increase to $250,000 and 18 to 24 months.

            Immtech has engaged Dr. Scott G. Franzblau of the University of Illinois-Chicago, a recognized expert in TB research, to test dications for effectiveness against TB. The Company will work with Dr. Franzblau to obtain new grants and has given a grant of $60,000 to the University of Illinois-Chicago to fund Dr. Franzblau's studies. Prior to joining the University of Illinois-Chicago, Dr. Franzblau led an NIH-funded anti-TB screening program at National Hansen's Disease Center at Louisiana State University for 6 years. Dr. Franzblau left Hansen's in May, 2000, to join the Institute for Tuberculosis Research at the University of Illinois-Chicago as its director. Immtech has agreed to fund a screening and research program to continue the study of dications for treating TB with Dr. Franzblau. Georgia State and UNC plan to use their combinatorial chemistry approach to focus on improving the performance and expediting Dr. Franzblau's selection of the best dications. The Company expects to continue monitoring the testing of dications and intends to seek to identify within the next 18 to 24 months a lead dication potent against TB and safe to the patient as an orally administered drug candidate.

HEPATITIS PROGRAM

            A study by the CDC found that 4.5 million people in the United States are infected with the hepatitis C virus (the "HCV"), the most common chronic blood-borne infection in the United States and a leading cause of liver disease. The World Health Organization (the "WHO") has estimated that 170 million people worldwide have chronic HCV infections and that 5 million people in Western Europe are chronically infected with the HCV. The prevalence of the disease is expected to remain high for several decades due to the lack of drugs to treat or a vaccine to prevent transmission of the disease, according to the Medscope Resource Center.

            Currently, no test exists which will accurately predict the effectiveness of a drug for treatment of HCV. Scientist at Auburn have developed patented laboratory screening tests using the bovine viral diarrhea virus ("BVDV") as a substitute for HCV to gauge the potential effectiveness of dications against HCV (a "surrogate assay"). BVDV is a virus that reacts to dications in a manner similar to HCV. Auburn scientists believe the surrogate assay results will be helpful to screen dications for potential activity against HCV.

            The Auburn scientists are advancing three lead candidates into a special animal (mouse) model that develops a chronic viral infection of BVDV. The results of this animal model will help the researchers determine which dications will be further studied or advance into Auburn's BVDV tests. Immtech is also working with two large pharmaceutical companies with expertise in HCV testing. Those pharmaceutical companies are screening the most active dications in their internal proprietary assays to assess the viability of joint ventures with Immtech as the test results become available.

TRYPANOSOMIASIS PROGRAM

            The WHO estimates that there are 300,000 to 500,000 active cases of human Trypanosomiasis in central Africa and another 55 million people there at risk of contraction the disease. A WHO survey suggests that an "epidemic situation" for Trypanosomiasis exists in the sub-Sahara region of Africa. Epidemic levels are also being approached in Angola, Sudan, Uganda and the Republic of Congo. If left untreated, Trypanosomiasis is fatal.

LEISHMANIASIS PROGRAM

            The United States military is interested in a new treatment for Leishmaniasis because U.S. soldiers go to places where the Leishmania parasite is prevalent and sometimes return home infected with it. As part of the Gates Foundation grant, the Company is working with The London School of Hygiene and Tropical Medicine in England ("The London School"), Ohio State University ("OSU"), UNC and Georgia State to develop a drug to treat Leishmaniasis. The military supported the initial work of the Leishmaniasis program with a grant of $80,000 to Georgia State to develop dications that were screened in the military's laboratory for effectiveness. The London School and OSU have sub-contracted with the Consortium to screen the drug candidates supplied by Georgia State. The London School researchers have screened 12 Consortium dications for effectiveness in animal tests and have identified approximately four dications that show promising preliminary test results. The four identified dications have shown effectiveness that is equivalent to or better than the drugs currently used to treat Leishmaniasis.

            UNC has established an animal model for testing dication effectiveness against Leishmaniasis. Immtech is responsible (under the clinical research subcontract in connection with the Gates Foundation grant) for the pre-clinical development of any new drug resulting from the Consortium research. The Company's duties include monitoring clinical trials, obtaining regulatory approvals and commercialization of the final product candidate.

CANCER PROGRAM

            The National Cancer Institute (the "NCI") has tested over 550 of the Consortium's dications for anti-cancer activity. The NCI reported that a significant number of the dications have either retarded or killed cancer cells. The NCI has identified 47 of the Consortium's dications as displaying specificity (effectiveness against specific cancer types) and potency as anti-cancer agents. Eighteen have been chosen by the NCI to advance to animal (mouse) model testing. Early test results show that specific dications may be effective against different cancer types and that most of the dications tested had some effectiveness even at low doses.

            The Company is seeking partners to jointly develop and commercialize the dications in its cancer program. The treatment of cancer is a highly specialized endeavor and outside of the scope of the Company's current expertise. Furthermore, while the Consortium's dications have shown effectiveness against cancer, the research is at an early stage.

BIOLOGICAL PRODUCTS - MODIFIED CRP

            The Company's biological program is operated through the joint venture company NextEra Therapeutics, Inc. ("NextEra"), formed in July 1998
(see Joint Venture and Certain Relationships and Related Transactions) by the Company, Franklin Research Group ("Franklin") and Dr. Larry Potempa, NextEra's Chief Science Officer. This program focuses on strengthening the body's natural immune system by (i) improving the structural environment around cells and (ii) reprogramming cancer cells to act normally. The immune system is the body's primary defense against disease. The Company entered into an agreement in 1998 with Franklin to obtain funding for NextEra to accelerate the biological program for the treatment of cancer and related diseases.

            Researchers have discovered that, as part of the immune system's response to disease, the blood protein C reactive protein "CRP" is modified by the body to form modified CRP ("mCRP"). Modified CRP strengthens tissues and their interconnective structures that work to increase the body's ability to resist disease and improve the effectiveness of the immune system. mCRP is found naturally in healthy tissues surrounding blood vessels, in the tissues in lymphatic organs, and in cells that secrete proteins or other cell products. In contrast, mCRP is absent (or present in greatly reduced amounts) in cancerous tissues found in the lung, breast or prostate.

            Cancers occur when normal cells grow uncontrollably. Rapidly dividing cancer cells produce enzymes which attack and weaken surrounding tissues, allowing cancer cells to grow unrestrained and become tumors. This unrestrained growth may destroy surrounding organs or impair physiological functions, often leading to death. The Consortium's scientists discovered that when cancerous cells come in contact with mCRP, cell behavior is markedly changed, abnormal rapid growth ceases and the cell returns to normal activity. NextEra's biological program focuses on replacing mCRP in areas where mCRP is deficient, thereby increasing barriers between cells to reduce the entry and propagation of diseases and enhancing immune reactions.

            In 1996, Immtech monitored a Phase I human clinical trial to evaluate the safety of its recombinant (synthetically made) mCRP ("rmCRP") product candidate in volunteers who were infected with HIV. The results showed that the drug was safe to administer and duplicated the results seen in animal pre-clinical tests. NextEra has signed a contract with a third party manufacturing company to produce rmCRP for Phase Ib human clinical trials (a pilot study of 30-40 cancer patients to evaluate safety and initial indications of effectiveness) in cancer patients.

            The biological program stalled in April 2000 when Franklin filed a complaint against Immtech in United States District Court for the Southern District of Ohio, Eastern Division in connection with the Funding and Research Agreement between Franklin, Immtech and NextEra. On March 23, 2001, Franklin voluntarily dismissed that action and filed a new complaint in the Court of Common Pleas, Franklin County, Ohio in which NextEra joined as a plaintiff with Franklin. In May 2001, Franklin and NextEra voluntarily dismissed the state action and entered negotiations with the Company to determine how the joint venture will be managed and funded going forward. Further clinical trials at a major cancer center to study effectiveness of rmCRP will begin if the Company and Franklin can reach an agreement and secure additional funding for NextEra. Dr. Potempa has reinstated some rmCRP research but clinical trails cannot be scheduled until the other matters are resolved.

                                    STRATEGY
                                    --------

            The Company's strategy is to develop drugs effective against infectious diseases and cancer by utilizing the dicationic platform technology developed by the Consortium's scientists. Infectious diseases have increased significantly during the past 20 years and are the most common cause of death worldwide according to the WHO. Relatively few new drugs for treatment of infectious diseases have been brought to market in that period. In 1997 the WHO estimated worldwide sales of drugs for infectious diseases were approximately $37 billion and constituted the third largest sales category in the drug industry.

            The Company intends to proceed with the development of dications pursuant to its agreements with the Consortium as follows:

      o Conclude Phase II trials of DB289 targeting PCP, Trypanosomiasis and TB, and seek "fast-track" FDA approval of DB289 for human use;

      o Identify additional dications to take into human clinical trials to further TB, antifungal and hepatitis C programs;

      o Co-develop the Company's pharmaceutical cancer program after choosing cancer program financial and technical partners;

      o Create joint ventures with pharmaceutical and biotechnology companies interested in exploiting the dicationic platform into other areas of medicine and to treat other diseases; and

      o Generate revenues through the commercialization of various drug products.

            Immtech's strategy is to commercialize dications first in niche markets by taking advantage of fast-track FDA approvals permitted in those areas. The Company believes that its first products will demonstrate the power of the dication platform technology. The Company will work on developing treatments for infectious diseases with substantial market sizes and which afflict large populations of people.

            The Company intends to continue to cooperate with and oversee the results of independent research and to use business-sponsored research programs, joint ventures and other forms of collaborative programs for product development, manufacturing and marketing. The Company considers its current collaborative relationships significant to the successful development of its business and believes that it will enter into additional arrangements in the future to develop, manufacture and market not only the product candidates on which it is currently focusing, but also those dications which the Consortium members are developing for future commercialization.

            NextEra's plan for its biological product candidates is to commercialize its rmCRP product candidates as a primary therapy against cancer and as a treatment in combination with chemotherapy in treating cancer and other diseases which affect immune suppressed patients.

TARGET MARKET

            The infectious disease market represents a major opportunity for Immtech. The WHO reported that in 1997 infectious diseases cause approximately 17 million deaths worldwide, 3.9 million from respiratory infections, 3.0 million from TB, 2.1 million from malaria, 1.5 million from AIDS, 1.2 million from hepatitis, and 5.3 million from other infections. In addition, approximately 2 million people will contract infections this year during a hospital stay, adding approximately 8 million days of extended hospital stay at an annual cost of $4.5 billion.

            According to a recent Glaxo-SmithKline report, the estimated worldwide sales of drugs to combat infectious diseases was approximately $39 billion in 1999. Seven individual anti-infective drugs each had sales of more than $1 billion in that year. Most prominent anti-infective drugs are targeted against specific bacterial and fungal infections. There is, however, an acute need to develop new drugs to treat not only primary infections but also opportunistic infections (i.e. infections that affect patients with compromised immune systems). The emergence around the world of drug-resistant strains of infectious micro-organisms has contributed to this need, as has the growing immuno-suppressed population created by disease (e.g., HIV) and the use of immunosuppressive drugs (e.g., chemotherapeutic agents), such as for organ transplant patients so that their immune system does not fight the transplanted organ.

            The market for the Company's product candidates consists of patients seeking to treat infectious diseases (such as fungal diseases, tuberculosis, hepatitis, pneumonia and diarrhea) and cancer. According to the U.S. Center for Disease Control ("CDC"), cancer and infectious diseases rank second and third, respectively, as causes of death in the United States. The American Cancer Society estimates that 552,000 Americans will die of cancer in 2001 (one of every four deaths). Over 1.2 million people are diagnosed with cancer every year, and one of every four Americans now living will eventually develop cancer. The NIH estimates the overall annual cost to treat cancer in the United States at $107 billion, with $37 billion due to direct medical costs (including drugs).

            Immtech is working with various pharmaceutical companies to evaluate the effectiveness of the Consortium's dications against human hepatitis C virus ("HCV"). We project that with good results in the mouse and primate trials, Immtech will enter human clinical trials overseas in 2002. Ultimately, the Company expects to generate sales internationally for a treatment for HCV by 2005. Currently, there are no drugs that are broadly effective or economical for the treatment of HCV.

            Estimated worldwide sales of drugs for treating HCV were $490 million in 1998 and are expected to reach $1.7 billion in 2002. RebetronTM combination therapy (capsules and injections) from Schering-Plough, the leading treatment for HCV, had sales of $675 million in 2000 and is projected to have sales in excess of $1.5 billion in 2002. RebetronTM, at a cost of $1,000 per month, has potentially severe side-effects and demonstrated positive results in only 30 to 50 percent of the patients who used the drug.

            Cancer patients account for the largest number of opportunistic infections (an estimated 500,000 patients in the United States and 1 billion worldwide in 1997). Of the approximately 800,000 to 900,000 patients living with HIV (the virus that causes AIDS) in the United States, one-fourth will develop opportunistic infections which become life-threatening. Before 1987, opportunistic infections generally occurred as single infections; today a significant percent of AIDS patients develop multiple opportunistic infections. The use of protease inhibitors (a class of drugs that prevent the production of protease enzymes, which are essential to the survival of the HIV virus) as antiviral therapy in patients with the HIV virus has reduced the number of opportunistic infections reported in HIV-positive patients in the United States. Protease drugs are often used in combination therapy made up of several different drugs in a cocktail. This cocktail therapy is very expensive, requires a rigid protocol for taking the drug, and is only available to patients who can afford the high cost of the regimen. Further, in recent meetings at the NIH, it has been reported that protease resistant strains of the HIV virus are developing in a significant number of patients. This trend suggests that over the next five years there will be an increase in opportunistic infections in the HIV patient population.

            In an April 2000 report sponsored by The Rockefeller Foundation, "Global Expenditures and Drug Sales in TB: A Market Failure?", it was reported that the market for private and government sales of TB drugs was greater than $700 million per year. The private market for TB medicines sold globally is estimated to be $300-500 million. This number does not include government tenders which would add an additional $300 million. Further, there is a bulk chemical market of $300 million sold to governments or corporations that manufacture TB medicines. The Company believes that a new drug based on the dication platform that shortens treatment time (used in combination with existing drugs) could increase the overall size of the TB drug market to well over a billion dollars per year.

            Another emerging opportunistic infection, Cryptosporidium parvum, occurs not only in AIDS patients but in patients with cancers and heart disease, and occasionally in the general population. An outbreak of Cryptosporidium parvum in Milwaukee in 1993 afflicted approximately 400,000 people and was fatal to approximately 100 people. This life-threatening ailment also affects a small percentage of AIDS patients, with greater prevalence in AIDS patients who reside outside the United States, where protease inhibitors are not readily available or affordable (approximately 2% to 5% in the United States and up to 10% outside of the United States). To date, there is no approved drug to treat Cryptosporidium parvum-associated diarrhea. Immtech's expects to have the first drug in human clinical trials by 2002 and to gain "fast-track" approval from the FDA for treatment of diarrhea.

                                  MANUFACTURING
                                  -------------

PHARMACEUTICAL PRODUCTS

            The Company has entered into an agreement with Regis Technologies, Inc. ("Regis") to produce large-scale, good manufacturing practices quantities of DB289 for clinical testing and early commercialization needs. Regis has agreed to manufacture sufficient quantities to complete pre-clinical studies and clinical trials of DB289 by August 2001.

            Regis is a full-service drug synthesis and chemical services company that has synthesized numerous compounds and advanced them into clinical testing. Regis is known internationally for providing quality contract manufacturing services to large pharmaceutical firms. Regis has experience in manufacturing pharmaceuticals under FDA guidelines.

BIOLOGICAL PRODUCTS

            The Company has developed a recombinant (synthetically made) form of the protein mCRP. Recombinant manufacturing involves the use of cloned genetic material (DNA) to produce proteins in large quantities. NextEra scientists have successfully cloned and expressed the gene from mCRP in Escherichia coli ("E. coli") (modified the DNA of an E. coli bacteria to resemble and behave as mCRP). NextEra has developed and patented methods to isolate rmCRP from E. coli and remove other cell debris produced in the fermentation process. NextEra scientists have determined that their synthetic protein has the same characteristics as the naturally occurring protein and has shown promising safety and effectiveness characteristics in an initial human trial. NextEra is continuously documenting the safety and effectiveness of rmCRP to expeditiously file an investigational new drug application ("IND") with the FDA in order to conduct Phase I & Phase IIa human clinical trials with its rmCRP product candidates (See "Government Regulation," this Section).

            NextEra has executed a contract with a third party manufacturer to manufacture a sufficient quantity of recombinant mCRP for its human clinical trials. NextEra has completed development of a formulation method that is suitable for sterile and ongoing clinical trials. The rmCRP has been ordered, the protein has been isolated, but the order to proceed with the purification process is on hold pending additional funding. NextEra is seeking a minimum of $5,000,000 which it believes will support the rmCRP research for the next 18 to 24 months, (through Phase II trials). Once the funds are assured, NextEra can reinstate its order to purify the rmCRP and expects that delivery of the finished product will take no longer than 6 months from that order.

                                   COMPETITION
                                   -----------

            Competition in the biopharmaceutical, biotherapeutic and biotechnology industries is intense. Factors such as scientific and technological developments, the procurement of patents, timely governmental approval for testing, manufacturing and marketing, availability of funds and the ability to commercialize product candidates in an expedient fashion play a significant role in determining our ability to effectively compete. Furthermore, these industries are subject to rapidly evolving technology that could result in the obsolescence of any product candidates developed by the Company. The Company competes with many specialized biopharmaceutical firms and a growing number of large pharmaceutical companies that are applying biotechnology to their operations and that are better capitalized. Many of our competitors have concentrated their efforts in the development of human therapeutics and developed or acquired internal biotechnology capabilities. These companies, as well as academic institutions, governmental agencies and other public and private organizations conducting research also compete with us in recruiting and retaining the highly qualified scientific personnel and consultants that are essential to our business and who may establish collaborative arrangements with our competitors.

            The Company's competition will be determined in part by the potential indications for which the Company's product candidates are developed and ultimately approved by regulatory authorities. The Company is relying on its collaborations with the Consortium members and NextEra Therapeutics, Inc. to enhance its competitive edge by providing manufacturing, testing and commercialization support.

                              PATENTS AND LICENSES
                              --------------------

            The Company's policy is to file patent applications or defend the patents licensed to us covering the technology we consider important to our business in all countries where such protection is available and feasible. We intend to file and defend patent applications we license or develop. We also rely on trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

            Although we pursue and encourage patent protection and defend our patents and those licensed to us, obtaining patents for biopharmaceutical products involves complex legal and factual questions and consequently involves a high degree of uncertainty. In addition, others may independently develop similar products, duplicate our potential products, or design around the claims of any of our potential products. Because of the time delay in patent approval and the secrecy afforded the U.S. patent applications, we do not know if other applications, which might have priority over our applications, have been filed.

            Pharmaceutical dications, including DB289 and DB075, are protected by patents secured by members of the Consortium. The Company has, pursuant to the Consortium Agreement, assumed the defense of all patents covering the dications we license. To date, the Company has obtained, or is negotiating exclusive licensing rights to 140 dication patents. As of June 2001, the Company had been issued 29 patents the U.S. and in various global markets, primarily covering the rmCRP product candidates.

PHARMACEUTICAL PATENTS

            Patents and patent applications for pharmaceutical compounds for the treatment of infections caused by Pneumocystis carinii, Mycobacterium tuberculoses, Cryptosporidium parvum, Giardia lamblia, Leishmania mexicana amazonesis, Trypanosoma brucei rhodesienes, various fungi, Plasmodium falciparum, HCV and HIV have been filed by the scientists of the Consortium members. The Company has exclusively licensed or has the right to exclusively license any of such patents for commercialization. The Company is obligated to reimburse or pay for patent protection of any such drugs which it licenses for commercialization. Pharmaceutical patents and patent applications also protect certain processes for making prodrugs and the uses of compounds to detect and treat specific diseases, as well as a patent for a new method for making chemical compounds that form dimmers when they are bound to DNA. (See Research and Development, this section)

A) PATENT LICENSES

            Pursuant to the Consortium Agreement, licenses and options to license patents for the dications developed by the Consortium prior to January 15, 1997, which were previously licensed or optioned to Pharm-Eco, were then transferred to Immtech by Pharm-Eco as of March 2001. In accordance with the terms of the Consortium Agreement, we have obtained license rights to the patents covering the technology platform for making dicationic pharmaceutical products and to treat certain microbial infections with such products. To date the Company has exclusively licensed 71 patents, which includes 38 U.S. patents, pursuant to the Consortium Agreement Consortium-member scientists on pharmaceutical product candidates and are exclusively licensed to. All of the patents on our pharmaceutical product candidates have been filed by UNC jointly with UNC and the other academic institutions of the Consortium.

B) PATENT RIGHTS

            Since January 1997, and pursuant to the Consortium Agreement, the Consortium, together with the Company, has filed approximately 49 patent applications, of which approximately 17 have been granted. The Consortium Agreement grants the Company the right to license for commercialization certain product candidates underlying the patents and patent applications for dications produced by the Consortium.

BIOLOGICAL PATENTS

            Most of our patents for biological product candidates were assigned to NextEra Therapeutics, Inc. ("NextEra"), our joint venture partner in June 1998. Pursuant to the joint venture agreement, Franklin Research Group ("Franklin") invested $1,350,000 to fund Phase I human clinical trials of rmCRP in return for 510,000 common shares of NextEra. The Company's contribution to NextEra was the assignment of our biological product patents and know-how of our rmCRP technology, as well as the use of our laboratory facilities in exchange for 330,000 common shares of NextEra.

            The Company filed 52 patent applications (29 of which have been issued and 23 are still pending) covering rmCRP for (1) treating cancer, viral infections, bacterial infections, thrombocytopenia, and immune complex disease,
(2) diagnostic imaging of tissue-based disease, (3) monoclonal antibodies which specifically bind rmCRP, (4) the production and isolation of rmCRP, and (5) immune stimulation. 19 of the 52 patent applications were filed in the U.S.

            Four of the 19 U.S. patent applications relating to rmCRP product candidates were filed jointly with Northwestern University or Rush Medical School, and the Company retained exclusive worldwide rights to use the technology covered by these patents pursuant to license agreements.

            Ten of the 19 U.S. rmCRP patent applications were filed solely by Immtech and 5 solely by NextEra. The Company assigned 11 rmCRP patents to NextEra pursuant to a Funding and Research Agreement, dated September 1998 between the Company and Franklin.

                              GOVERNMENT REGULATION
                              ---------------------

            The development, manufacture and commercialization of drug products is subject to extensive regulation by both United States and foreign governmental authorities in the areas in which the Company's drug product candidates are tested and manufactured, and in which potential products may be manufactured or sold.

            Products being developed by the Company for sale in the United States may be regulated by the FDA as drugs or biologics. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. The Company believes that drug products developed by it or its collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of biologics and drugs.

            Obtaining FDA approval has historically been a costly and time consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct pre-clinical studies in the laboratory and in animals to gain preliminary information on a drug candidate's effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug ("IND") application, which the FDA must review before human clinical trials of a drug candidate can start. The IND application includes a detailed description of the pre-clinical data and investigations to be undertaken.

            In order to commercialize any potential product, the Company or its collaborator must sponsor and file an IND, and be responsible for initiating and overseeing clinical studies which demonstrate the safety and effectiveness necessary to obtain FDA approval. For Company or collaborator-sponsored INDs, the sponsor will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over one year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side-effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. In total, clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients.

            If clinical trials of a new product are completed successfully, then the product sponsor may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application before commercial marketing can commence. If the product is classified as a new drug, then the Company must file a New Drug Application ("NDA") with the FDA and receive approval before commencing commercial marketing. The NDA or PLA must include detailed information about the drug or biologic and its manufacture and the results of product development, pre-clinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, then approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is always subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

            The Company's product candidates are also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs with respect to marketing outside the United States. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

                            RESEARCH AND DEVELOPMENT
                            ------------------------

            Immtech's future success will depend in large part on its ability to bring to market products based upon ongoing research and development based upon its platform technology for developing dications currently licensed through the Consortium Agreement and future dications for which the Company has the exclusive worldwide rights to license from the Consortium.

            In August 2000, the Company received two SBIR research grants from the NIH totaling $831,000. In November 2000, the Bill & Melinda Gates Foundation awarded $15,114,000 in a grant to UNC to develop new drugs to treat African sleeping sickness and Leishmaniasis. On March 29, 2001, UNC entered into an agreement with Immtech whereby $9,800,000 will be paid to the Company over a five year period to conduct certain studies. On March 29, 2001, the Company received the first installment of $4,300,000, of which approximately $791,000 was utilized for clinical and research purposes and expensed during the year ended March 31, 2001.

            The Company spent approximately $10,255,000 and $6,695,000 during fiscal year 2000 and 2001, respectively, on research and development activities. This included, in fiscal year 2000, a research and development non-cash charge of approximately $6,113,000 for the issuance of 611,250 common shares to Pharm-Eco and the Consortium (see item 12 Certain Relationships and Related Transactions - Pharmaceutical Products - Dications) for acquiring the rights to the platform technology and dications developed by the Consortium pursuant to an Agreement dated January 15, 1997. The increase in cash expenditures of approximately $2,553,000 from fiscal year 2000 to 2001 reflected the pre-clinical activity in preparation for, and carrying out the Phase 1 clinical trial that was ongoing at the end of fiscal year 2001 and which completed in May 2001.

            All the research and development funds for fiscal year 2000 and 2001 have been in support of the pharmaceutical effort. Immtech has no funding obligation for the NextEra biological program.

PHARMACEUTICAL PRODUCTS

            The Company conducts its own independent research and development and also a benefits from the research and development by the Consortium organized by Dr. Richard R. Tidwell of UNC. Many of the world's leading experts in opportunistic infections are affiliated with members of the Consortium, including:

      o Drs. Dave Boykin and Dave Wilson of Georgia State University (for the chemical design, synthesis, and molecular characterization of novel anti-infective drugs)

      o     Dr. John Perfect of Duke University (for fungal diseases)

      o Dr. James E. Hall of UNC (for Trypanosomiasis and Leishmaniasis diseases)

      o     Dr. Byron Blagburn of Auburn University (for parasitic diseases)

      o Dr. Christine Dykstra of Auburn University (for the molecular and biochemical effects of dications on DNA and for viral disease)

      o Dr. Scott G. Franzblau of University of Illinois at Chicago (for Tuberculosis disease)

      o Dr. Reto Brun, Swiss Tropical Institute (Trypanosomiasis, Leishmania, and Malaria diseases)

      o Dr. Simon Croft, London School of Hygiene & Tropical Medicine (Leishmania diseases)

      o     Dr. Christian Buri, Swiss Tropical Institute (Clinical Trials in
            Africa)

      o Dr. Carl Worboretz, Ohio State University (Screening compounds for Leishmania).

            The National Institutes of Health (the "NIH") has awarded two National Cooperative Drug Development Grants to the Consortium. The Consortium has collectively through its members and affiliates developed a library of approximately 1,200 dications tested in the laboratory and in animals against infectious disease agents. In August 2000, the Company received two Small Business Innovation Research Grants ("SBIR") research grants from the NIH aggregating approximately $831,000. During the year ended March 31, 2001, the Company recognized revenue of approximately $329,000 from these grants. During the fiscal year ended March 31, 2001, the Company expensed payments of approximately $164,000 to UNC (on behalf of the Consortium) for contracted research related to the SBIR grants.

            UNC received a research project grant from the NIH of approximately $1.2 million to continue work on screening dications for treatment of fungal activity (an "RO1 grant"). Included in the RO1 grant is support for work performed at Duke and Georgia State. In addition, Immtech, UNC, and Georgia State received a Phase II NIH SBIR grant of $800,000 to support pre-clinical work and manufacture of DB289 sufficient for enhanced trials of treating PCP. The Company, UNC, and Georgia State received approval for the funds to support the second year of a Phase II NIH SBIR grant ($270,000) to support pre-clinical studies of DB075 for treatment of Cryptosporidium. UNC also received a grant to continue their work on the AIDS CFAR ("Center For Aids Research"), which in part supports the purchase of new equipment for the Consortium member laboratories. Georgia State received a 3 year NIH RO1 grant ($550,000) for work on a new class of patented dications that form dimmers when bound to DNA. Dimmers are two identical chemical molecules that attach to a DNA's active site in series to cover a larger section (double) of the DNA ("Dimmers"). Dimmers potentially present great opportunities for advancement of drugs in gene therapy and pharmaceuticals.

            As noted above, UNC received a $15.1 million grant from the Gates Foundation to support research and clinical development of two programs in the tropical medicine area. One program is funded to support pre-clinical and clinical trials of DB289 to treat Trypanosomiasis. A second program is focused on the development of a new drug for treating Leishmaniasis. In accordance with the Consortium Agreement, Immtech received an initial payment of $4.3 million to support a Phase II human trial of DB289 for treating Trypanosomiasis, a second payment ($3.2 million) will be made for a Phase III study of DB289 in Trypanosomiasis, and a third payment of $2.3 million for the pre-clinical development of a new Leishmaniasis compound (Immtech is expected to receive a total of approximately $9.8 million under the grant based on attainment of specific milestones).

            The Company is seeking to further develop dications and to hasten their scientific advancement. Positive results from the Phase I trial of DB289 will pave the way for the Company to further develop its TB, hepatitis, antifungal, and cancer programs. DB289 and DB075 are produced under Good Manufacturing Practices conditions, designed to ensure that necessary materials are prepared for FDA approval requirements.

            The Company plans to conduct multiple clinical trials using dication drugs. Specifically:

      o The Company completed Phase I safety trial on DB289 as an orally active prodrug formulation to treat PCP. DB289 crosses the intestinal membrane to get into the bloodstream, where the neutralizing charges are stripped from the drug by natural occurring enzymes found in the bloodstream. Once activated, the drug kills the infectious organisms which cause pneumonia. The Company is pursuing an A-IND (an abbreviated IND) for rapid approval to test the drug on 30-40 patients with PCP in South America. The Company will also test its DB289 in PCP-infected AIDS patients who have failed treatment with Bactrim(TM) (Roche). Phase IIa tests of DB289 targeting Trypanosomiasis on 30 to 40 volunteers will be conducted in Angola, Africa, followed by a Phase IIb test on 200 to 250 volunteers scheduled to occur simultaneously in Congo and the Democratic Republic of Congo.

      o Subject to obtaining funds, the Company plans Phase I trial of DB075 safety l for oral treatment of patients afflicted with severe diarrhea caused by the intestinal parasite Cryptosporidium parvum. Final plans are in place for synthesis, final toxicology testing prior to human use, absorption, distribution, metabolism and excretion analyses, formulation for administration, and regulatory approvals of DB075. This study is intended to establish that DB075 reduces the duration of Cryptosporidium caused diarrhea, the associated weight loss, and the number of Cryptosporidium parvum organisms excreted in the patient's stool.

BIOLOGICAL PRODUCTS

            The Company completed two Phase I biological human clinical trials of its biological rmCRP product candidates. Biological trials conducted to date have had promising results:

      o In 1994, a proof-of-principle Phase I human clinical safety study of mCRP, conducted in a limited number of HIV-positive patients in Germany established that mCRP can be safely injected intravenously in multiple-injection protocols. During treatment, white blood cell counts of CD4+ and CD8+ cells increased (CD4+ and CD8+ cells are two principal classes of white blood cells which are important to fight infection, particularly in AIDS patients), HIV viral counts DECREASED, and platelet numbers and mass (size) increased significantly, all of which is beneficial to fight infection.

      o In 1995-1996, the Company developed rmCRP, which was tested in a follow-up human Phase I/IIa dose escalation clinical trial, also in Germany. Consistent with the initial trial in both safety and effectiveness, rmCRP enhanced the patient's immune system (i.e., lymphocytes increased and viral load decreased) and increased the circulating platelets.

            Subsequently, the Company joined with Franklin and others to form NextEra and assigned its rmCRP technology to the joint venture company.

            NextEra's must now test its rmCRP in a Phase I/IIa human clinical trial in cancer patients when a new financing of a minimum of $5 million is obtained. Initial studies will investigate the safety and anti-cancer activity of rmCRP as a primary therapy. Here, NextEra plans to enroll a group of 30 to 50 cancer patients with various malignancies . The anti-cancer effects of rmCRP will be monitored by changes in relative levels of blood markers of cancer, non-invasive diagnostic imaging techniques, and biopsy evaluations. NextEra has a contract with a third party manufacturer to produce for clinical trials rmCRP under GMP conditions, ensuring that necessary materials are prepared for FDA approval requirements.

                                    EMPLOYEES
                                    ---------

            The Company currently has thirteen employees, seven of whom hold advanced degrees. Through its agreement with the Consortium, approximately 35 researchers associated with UNC, Auburn, Duke and Georgia State are engaged in the research and development of the dications. Upon receipt of additional financing, the Company expects to hire several new employees in its regulatory and clinical development departments.

                                  RISK FACTORS
                                  ------------

THE COMPANY IS A DEVELOPMENT STAGE COMPANY, AND THERE IS NO ASSURANCE THAT THE COMPANY WILL SUCCESSFULLY DEVELOP A COMMERCIALLY VIABLE PRODUCT.

            The Company is at an early stage of clinical development activities required for drug approval and commercialization. Since its formation in October 1984, the Company has engaged in developing research programs, recruiting scientific advisors and scientists, negotiating and consummating technology licensing agreements, and sponsoring research and development activities. The Company has generated no revenue from product sales. The Company does not have any drug products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the research that the Company funds and manages will lead to the development of commercially viable products.

THE COMPANY HAS A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; THE COMPANY'S FUTURE PROFITABILITY IS UNCERTAIN.

            The Company has experienced significant operating losses since its inception and expects to incur additional operating losses for at least the next several years as the Company continues its research and development and clinical trial efforts. As of March 31, 2001, the Company had an accumulated deficit of approximately $32,775,000.

THE COMPANY HAS A NEED FOR SUBSTANTIAL ADDITIONAL FUNDS.

            The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical and clinical testing, responses to the Company's grant requests, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA regulatory process and other factors. In any of these circumstances the Company may require substantially more funds than it currently has available or currently intends to raise to continue its business. The Company may seek to satisfy its future funding requirements through public or private offerings of securities, by collaborative or other arrangements with major pharmaceutical companies, or from other sources. Additional financing may not be available when needed or may not be available on terms acceptable to the Company. If adequate financing is not available, the Company may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain of its research and development programs, to relinquish rights to certain of its technologies or product candidates, to forego desired opportunities, or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result.

SUBSTANTIAL DOUBT ABOUT COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN."

            The Company has a shortage of unrestricted working capital as of March 31, 2001 and has recurring losses from operations and negative cash flows from operations since its inception. These factors, among others discussed herein, raise substantial doubt about the Company's ability to continue as a going concern. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7. Financial Statements,--Notes to

Financial Statements and Independent Auditors' Report (which contains an explanatory paragraph relating to substantial doubt about the Company's ability to continue as a going concern)" and elsewhere in this Form 10-KSB for further information on the Company's financial position and results of operations. The Company's ability to continue to operate will ultimately depend upon the Company raising additional funds, attaining profitability and being able to attain profit and operate at a profit on a consistent basis will not occur for some time and may never occur. In such a situation, the Company will not be able to continue as a going concern.

ADDITIONAL RESEARCH GRANTS MAY NOT BE AVAILABLE.

            Immtech, NextEra and the Consortium members will continue to apply for new grants to support continuing research and development of the dication platform technology and/or the rmCRP product. The process of obtaining grants is extremely competitive and there can be no assurance that any of the grant applications will be acted upon favorably.

THE COMPANY'S ADVANCED PRODUCT CANDIDATES ARE IN EARLY STAGE CLINICAL TRIALS.

            All of the Company's product candidates, including DB289, require clinical testing, regulatory approval and development of marketing and distribution channels, all of which are expected to require substantial additional investment prior to commercialization. There can be no assurance that the Company's product candidates will be successfully developed, prove to be safe and effective in human clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed, or achieve market acceptance.

THERE ARE SUBSTANTIAL UNCERTAINTIES RELATED TO CLINICAL TRIALS.

            To obtain required regulatory approvals for the commercial sale of its product candidates, the Company must demonstrate through clinical trials that such product candidates are safe and effective for their intended uses.

            The Company may find, at any stage of its research and development, that product candidates which appeared promising in pre-clinical studies or Phase I and Phase II clinical trials do not demonstrate effectiveness in larger-scale clinical trials and therefore do not receive regulatory approvals. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in later clinical trials and large-scale testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even after promising results had been obtained in earlier stage trials. Completion of the clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, difficulty in securing sufficient supplies of clinical trial materials or adverse events occurring during clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty, and intended use of the product. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of the Company's development programs will be successfully completed, that any Investigational New Drug application filed with the FDA (or any foreign equivalent which may be filed with the appropriate foreign authorities) will become effective, or that additional clinical trials will be allowed by the FDA or other regulatory authorities, or that clinical trials will commence as planned. There have been delays in the Company's testing and development schedules to date and there can be no assurance that the Company's expected testing and development schedules will be met.

THE COMPANY HAS NO MANUFACTURING CAPABILITY.

            The Company's ability to conduct clinical trials and its ability to commercialize its product candidates will depend in part upon its ability to manufacture its product candidates either directly or through third parties at a competitive cost and in accordance with FDA and other regulatory requirements. The Company currently lacks the facilities and personnel to manufacture products. There can be no assurance that the Company will be able to acquire such resources either directly or through third parties at reasonable costs if it develops commercially viable products.

THE COMPANY IS DEPENDENT ON THIRD PARTY RELATIONSHIPS.

            The Company follows a business strategy of utilizing the expertise and resources of third parties in a number of areas, including the research and development of potential products, the manufacture of potential products for clinical trial purposes, the conduct of pre-clinical and clinical trials, and the future development and manufacture of commercialized drugs. This strategy creates risks to the Company by placing critical aspects of the Company's business in the hands of third parties whom the Company may not be able to control. If these third parties do not perform in a timely and satisfactory manner, the Company may incur costs and delays in the conduct of its business as it seeks alternate sources of such products and services, if available. Such costs and delays may have a material adverse effect on the Company.

            The Company has invested in NextEra Technologies, Inc. as a joint venture corporation with Franklin Research Group ("Franklin") and Dr. Larry Potempa by contributing technology, patent licenses and cash. The success of NextEra is partially dependent on the performance by Franklin of its obligations to NextEra and the results of Dr. Potempa's research. The Company has also entered into agreements to secure services and resources from the Consortium.

            The Company may seek additional third party relationships in certain areas, particularly in situations in which the Company believes that the clinical testing, marketing, manufacturing and other resources of a pharmaceutical company collaborator will enable the Company to develop particular products or geographic markets which are otherwise beyond the Company's resources and/or capabilities. There is no assurance that the Company will be able to obtain any such collaboration, or any other research and development, manufacturing, or clinical trial agreement. The inability of the Company to obtain and maintain satisfactory relationships with third parties may have a material adverse effect on the Company.

THE COMPANY IS UNCERTAIN ABOUT ITS ABILITY TO PROTECT OR OBTAIN NECESSARY PATENTS AND PROPRIETARY INFORMATION.

            There can be no assurance that any particular patent will be granted or that issued patents will provide the Company, directly or through licenses, with the protection contemplated. Patents and licenses of patents can be challenged, invalidated or circumvented. It is also possible that competitors will develop similar products simultaneously. The Company's breach of any license agreement or the failure to obtain a license to any technology or process which may be required to develop or commercialize one or more of its product candidates may have a material adverse effect on the Company.

            The pharmaceutical and biotechnology fields are characterized by a large number of patent filings, and a substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Third parties may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those that the Company is attempting to develop and commercialize. The Company may not be aware of all of the patents potentially adverse to the Company's interests that may have been issued to others. No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims relating to the Company's technology, products or processes. If patents have been or are issued to others containing preclusive or conflicting claims, then the Company may be required to obtain licenses to one or more of such patents or to develop or obtain alternate technology. There can be no assurance that the licenses that might be required for the Company's technology, processes or products would be available on commercially acceptable terms, or at all.

            Because of the substantial length of time and expense associated with bringing new products to the marketplace through the development and regulatory approval process, the biotechnology industry places considerable importance on patent and trade secret protection for new technologies, products and processes. Since patent applications in the United States are maintained confidential until patents are issued and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it (or any licensor) was the first to make the inventions covered by pending patent applications or that it (or any licensor) was the first to file patent applications for such inventions. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in pharmaceutical and biotechnology patents, or their enforceability, cannot be predicted. There can be no assurance that any patents under pending patent applications or any further patent applications will be issued. Furthermore, there can be no assurance that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents that have been issued or may be issued will be held valid if subsequently challenged, or that others, including competitors or current or former employers of the Company's employees, advisors and consultants, will not claim rights in, or ownership to, the patents and other proprietary rights held by the Company. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to the Company's proprietary information, or that others may not be issued patents that may require licensing and the payment of significant fees or royalties by the Company.

            The biotechnology industry has experienced extensive litigation regarding patent and other intellectual property rights. The Company could incur substantial costs in defending itself in suits that may be brought against the Company claiming infringement of the rights of others or in asserting the Company's patent rights in a suit against another party. The Company may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with the patent applications of the Company or other parties.

            Adverse determinations in litigation or interference proceedings could require the Company to seek licenses (which may not be available on commercially reasonable terms) or subject the Company to significant liabilities to third parties, and could therefore have a material adverse effect on the Company. Even if the Company prevails in an interference proceeding or a lawsuit, substantial resources of the Company, including the time and attention of its officers, will be required.

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

            The Company also relies on trade secrets, know-how and technological advancement to maintain its competitive position. Although the Company uses confidentiality agreements and employee proprietary information and invention assignment agreements to protect its trade secrets and other unpatented know-how, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

THE COMPANY'S BUSINESS HAS SIGNIFICANT COMPETITION; THE COMPANY'S PRODUCT CANDIDATES MAY BECOME OBSOLETE PRIOR TO COMMERCIALIZATION DUE TO ALTERNATIVE TECHNOLOGIES.

            The biopharmaceutical field is characterized by extensive research efforts and rapid technological progress. Competition from other biotechnology companies, pharmaceutical companies and research and academic institutions is intense. Other companies are engaged in research and product development for treatment of the same diseases as the Company. New developments in molecular cell biology, molecular pharmacology, recombinant DNA technology and other pharmaceutical processes are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete.

            The Company is cognizant of other companies and institutions dedicated to the development of therapeutics similar to those being developed by the Company, including Eli Lilly and Company, Hoffman-LaRoche, Chiron Corporation, Cubist, Inc., Schering-Plough Corporation, and Abbott Laboratories. Many of the Company's competitors, existing or potential, have substantially greater financial and technical resources and therefore may be in a better position to develop, manufacture, and market biopharmaceutical products. Many of these competitors are also more experienced with regard to pre-clinical testing, human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of the Company's product candidates.

THERE IS NO ASSURANCE THAT THE COMPANY WILL RECEIVE FDA APPROVAL FOR ANY OF ITS PRODUCT CANDIDATES; GOVERNMENT REGULATION MAY IMPEDE, DELAY OR PREVENT THE COMMERCIALIZATION OF THE COMPANY'S PRODUCT CANDIDATES.

            All new drugs and biologics, including the Company's product candidates, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the Federal Food, Drug and Cosmetic Act and other laws including, in the case of biologics, the Public Health Services Act, and by state, local and foreign governments. Such regulations govern, among other things, the development, testing, manufacture, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of such product candidates. If drug products are marketed abroad, they are subject to extensive regulation by foreign governments. Failure to comply with applicable regulatory requirements may subject the Company to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and FDA refusal to approve pending applications.

THE COMPANY HAS NOT RECEIVED REGULATORY APPROVAL IN THE UNITED STATES OR ANY FOREIGN JURISDICTION FOR THE COMMERCIAL SALE OF ANY OF ITS PRODUCT CANDIDATES.

            The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied. Furthermore, such approval process is extremely expensive and uncertain. There can be no assurance that the Company's product candidates will be cleared for commercial sale by the FDA or regulatory agencies in foreign countries. The regulatory review process can take many years and the Company will need to raise additional funds prior to completing such process for its current and future product candidates. The failure of the Company to receive FDA approval for its product candidates would preclude the Company from marketing and selling its products in the United States. Therefore, the failure to receive FDA approval would have a material adverse effect on the Company. Even if regulatory approval of a product is granted, there can be no assurance that the Company will be able to obtain the labeling claims necessary or desirable for the promotion of such product. FDA regulations prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for postmarketing studies if regulatory approval is obtained; the Company will then be subject to ongoing FDA obligations and continued regulatory review. In particular, the Company or its third party manufacturers will be required to adhere to regulations setting forth Good Manufacturing Practices, which require that the Company or third party manufacturers manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, the Company or its third party manufacturer must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side-effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product.

            Prior to the submission of an application for FDA approval, drugs developed by the Company must undergo rigorous pre-clinical and clinical testing which may take several years and the expenditure of substantial resources. Before commencing clinical trials in humans, the Company must submit to the FDA and receive clearance of an Investigational New Drug ("IND"). There can be no assurance that submission of an IND for future clinical testing of any product under development or other future products of the Company would result in FDA permission to commence clinical trials or that the Company will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Further, there can be no assurance that if such testing of products under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory body, or approved by the FDA for marketing in the United States or by any such foreign regulatory bodies for marketing in foreign jurisdictions. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of the Company's product candidates.

            Prior to the submission of an application for FDA approval, biologics developed by the Company or its joint venture, NextEra, must undergo rigorous pre-clinical and clinical testing which may take several years and the expenditure of substantial resources. Before commencing clinical trials in humans in the United States, the Company must submit to the FDA and receive clearance of an IND. If clinical trials of a new product are completed successfully, then the Company may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application before commercial marketing can commence. The PLA must include detailed information about the biologic and its manufacture and the results of product development, pre-clinical studies and clinical trials. PLAs submitted to the FDA can take, on average, two to five years to receive approval. The FDA may ultimately decide that the PLA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of the Company's biologic candidates.

THE COMPANY IS DEPENDENT ON KEY PERSONNEL.

            The Company's business depends to a significant degree on the continuing contributions of its key management, scientific and technical personnel, as well as, on the continued discoveries of scientists, researchers, and technicians at the Consortium-member universities. There can be no assurance that the loss of certain members of management or the scientists, researchers and technicians from the Consortium-member universities would not materially adversely affect the Company. The Company has no key man life insurance policy on any of its executives.

THERE IS UNCERTAINTY REGARDING THE AVAILABILITY OF HEALTH CARE REIMBURSEMENT FOR PURCHASERS OF THE COMPANY'S ANTICIPATED PRODUCTS; HEALTH CARE REFORM MAY NEGATIVELY IMPACT THE ABILITY OF PROSPECTIVE PURCHASERS OF POTENTIAL COMPANY PRODUCTS TO PAY FOR THE PRODUCTS.

            The Company's ability to commercialize any of its product candidates will depend in part on the extent to which reimbursement for the costs of the resulting drug will be available from government health administration authorities, private health insurers and others. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance of the availability of third-party insurance reimbursement coverage enabling the Company to establish and maintain price levels sufficient for realization of a profit on its investment in developing pharmaceuticals and biological products. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drug products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of the Company's products, the market acceptance of these products would be adversely affected.

            Health care reform proposals have previously been introduced in Congress and in various state legislatures and there is no guarantee that such proposals will not be introduced in the future. The Company cannot predict when any proposed reforms will be implemented, if ever, or the effect of any implemented reforms on the Company's business. There can be no assurance that any implemented reforms will not have a material adverse effect on the Company. Such reforms, if enacted, may affect the availability of third-party reimbursement for products developed by the Company as well as the price levels at which the Company is able to sell such products. In addition, if the Company is able to commercialize products in overseas markets, then the Company's ability to achieve success in such markets may depend, in part, on the health care financing and reimbursement policies of such countries.

CONFIDENTIALITY AGREEMENTS MAY NOT ADEQUATELY PROTECT THE COMPANY'S INTELLECTUAL PROPERTY.

            The Company requires its employees and consultants to execute confidentiality agreements upon the commencement of their relationship with the Company. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

THERE IS A RISK OF PRODUCT LIABILITY, AND UNCERTAINTY REGARDING THE AVAILABILITY OF PRODUCT LIABILITY INSURANCE ON ACCEPTABLE TERMS.

            The Company's business exposes it to substantial product liability risks. The Company plans to obtain product liability insurance covering the sale of its products prior to their commercial introduction; however, there can be no assurance that the Company will be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage now carried or subsequently obtained by the Company could have a material adverse effect on the Company.

DISCLOSURE REGARDING POTENTIAL FUTURE ACQUISITIONS OR BUSINESS COMBINATIONS.

            Although the Company has no current intentions to acquire other businesses or merge with or into other entities, the trend toward consolidating business operations, seeking economies of scale, diversifying product offerings and pursuing operating synergies is one that currently characterizes many industries, and the biopharmaceutical industry is no exception. If the Company decides to focus on these benefits, then it may decide to pursue an acquisition of another entity or some other form of business combination. If the Company does decide to pursue a transaction of this type, except as otherwise required by law, rules or regulations, the Company currently does not intend to provide stockholders with information concerning an acquisition or merger candidate and its business prior to consummation of the transaction. In addition, because the Company has a very large number of authorized but unissued shares of capital stock, the Company may decide to use shares of its capital stock to acquire other businesses. Unless otherwise required by the rules and regulations governing the Nasdaq National Market System, or the Delaware General Corporation Law (the "Delaware Law"), the Company may use shares of its capital stock to acquire businesses without stockholder approval.

POTENTIAL ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE.

            Sales of our common stock (including shares issued upon the exercise of outstanding options and warrants at exercise prices substantially below the closing bid price) in the public market could materially and adversely affect the market price of our shares. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

            As of March 31, 2001, the Company had 5,955,245 shares of common stock outstanding (not including 466,136 shares of common stock subject to outstanding options and 2,275,000 shares of common stock subject to outstanding warrants). Of the shares outstanding, 2,864,254 shares of common stock are freely tradable without restriction. All of the remaining 3,090,991 shares are restricted securities within the meaning of the Securities Act of 1933, as amended.

            The Company does not anticipate that an active trading market for the common stock will develop outside the United States. Therefore, any resales of common stock will likely occur on the Nasdaq National Market System.

POTENTIAL ADVERSE EFFECT OF OUTSTANDING COMMON STOCK OPTIONS AND WARRANTS.

            The Company has outstanding options and warrants for shares of its common stock which may adversely affect the Company's ability to consummate future equity financings. Further, the holders of such warrants and options may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. To the extent any such options and warrants are exercised, the Company's stockholders will be diluted.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ MARKET.

            If the market capitalization of our Common Stock falls below $50,000,000 for 10 consecutive trading days, we may be notified by Nasdaq that if either the market capitalization does not rise above $50,000,000 for 10 consecutive trading days within 30 days from such notice or if we fail to meet Nasdaq's net asset requirements, our stock may be delisted from the Nasdaq National Market System. Delisting of the Company's common stock may result in a reduced market for our common stock and consequently a reduced liquidity for our stockholders.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK MAY EXPERIENCE SIGNIFICANT VOLATILITY.

            The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have been and can be expected to be especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, delays in the Company's testing and development schedules, public concern as to the safety of vaccines or biological products and economic and other external factors, as well period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of our common stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.

THERE ARE LIMITATIONS ON THE LIABILITY OF THE COMPANY'S DIRECTORS, AND THE COMPANY MAY HAVE TO INDEMNIFY ITS OFFICERS AND DIRECTORS IN CERTAIN INSTANCES.

            The Company's Certificate of Incorporation limits, to the maximum extent permitted by the Delaware Law, the personal liability of directors for monetary damages for breach of their fiduciary duties as directors. The Company's Bylaws provide that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has entered into indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the Delaware Law. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms. Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The Delaware Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

ITEM 2. PROPERTIES

            The Company's administrative offices and research laboratories are located at 150 Fairway Drive, Suite 150 in Vernon Hills, Illinois. The Company occupies approximately 9,750 square feet of space under a lease that expires on March 14, 2005. As part of the joint venture with Franklin Research Group (See Certain Relationships and Related Transactions), the Company shares its facility, which includes space for research and development activities, with NextEra. The Company's annual rent for this facility is $12,100 per month through March 2003 and $12,800 from April 2003 through March 2005, plus a portion of the real estate taxes and common area operating expenses. The Company also pays approximately $8,500 per month on a month-to-month basis for approximately 2,500 square feet of space for its New York office. The Company believes its current facilities are adequate for its needs for the foreseeable future, and that in the opinion of its management, the facilities are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

Pharm-Eco Laboratories, Inc., David J. Wade and Richard Gabriel v. Immtech International, Inc.
--------------------------------------------------------------------------

            On August 18, 2000, the Company became a party to a legal proceeding in the Court of Chancery of the State of Delaware, in and for New Castle County commenced by Pharm-Eco Laboratories, Inc., a California corporation ("Pharm-Eco"). Pharm-Eco amended its complaint on August 21, 2000, to add two individuals, David J. Wade and Richard Gabriel (each of whom were then senior executives of Pharm-Eco and indirect beneficial owners of Pharm-Eco), as co-plaintiffs. The Company responded to the amended compliant by denying the allegations and filing a counter-claim against Pharm-Eco for breach of contract.

            On December 22, 2000, the Company filed a Motion for Summary Judgment. On February 21, 2001, the Vice Chancellor hearing the proceeding granted the Company's Motion for Summary Judgment. In his Memorandum Opinion, the Vice Chancellor dismissed all of The plaintiff's claims against the Company and held that Pharm-Eco had breached its contract with the Company by failing to grant or assign to the Company a certain license. On March 12, 2001, Vice

Chancellor Strine signed a Final Order and Judgment directing Pharm-Eco to execute and deliver to the Company an agreement granting or assigning to the Company the license. On March 27, 2001, Pharm-Eco executed and delivered to the Company an agreement assigning to the Company the license. No further claims against the Company remain in this proceeding, and on May 1, 2001, a Stipulation of Dismissal was filed with the Court.

Gerhard Von der Ruhr and Marc Von der Ruhr v. Immtech International, Inc., et
al.
-----------------------------------------------------------------------------

            On April 30, 2001, Mr. Gerhard Von der Ruhr ("Gerhard") and Mr. Marc Von der Ruhr filed suit in the Waukesha County Circuit Court in the State of Wisconsin against the Company and certain of its officers and directors alleging that (1) the Company had refused to authorize its transfer agent to remove the restrictive legends on their stock certificates, (2) the Company had refused to permit the Von der Ruhrs to sell their shares of the Company's stock as they claim is permitted under a lockup agreement they had entered into with the Company, and that therefore the Company has breached such agreement, (3) the Company had engaged in a scheme to extract an additional lockup agreement, and
(4) the Company failed to deliver to Gerhard a stock certificate upon his exercise of stock options, thereby violating its fiduciary duty to Gerhard. If the Von der Ruhrs were to prevail in court, then the Company could be liable for, among other things, the difference between the amount actually received for the sale of the shares and the amount the Von der Ruhrs would have received if the Company had permitted them to sell such shares when initially requested. The Company believes the claims are meritless, and intends to vigorously defend against this proceeding.

Technikrom, Inc. v. Immtech International, Inc.
-----------------------------------------------

            In June 2000, Technikrom, Inc. ("Technikrom") filed a claim against the Company with the American Arbitration Association in Chicago, Illinois. In that proceeding, Technikrom seeks to recover $124,000 in fees, interest and costs for certain method development services provided to the Company relating to the purification of a protein known as rmCRP. The Company has filed a counterclaim against Technikrom for fraudulent inducement of contract which seeks compensatory damages of at least $224,000, plus interest and costs. The Company has also sought a declaratory judgment that Technikrom, inter alia, failed to use its best efforts to develop a purification method within the time parameters set by the parties. The parties have engaged an arbitrator and are proceeding with the arbitration process. In the opinion of management, ultimate resolution will not have a material effect on the Company's financial statements.

Franklin Research Group v. Immtech International, Inc.
------------------------------------------------------

            On April 27, 2000, Franklin Research Group, Inc. ("Franklin") filed a complaint against Immtech International, Inc., ("Immtech") in the United States District Court for the Southern District of Ohio, Eastern Division alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing by Immtech in connection with a Funding and Research Agreement entered into between Franklin, Immtech and NextEra Therapeutics, Inc. ("NextEra") on September 30, 1998. NextEra was not a party to that lawsuit. The complaint sought compensatory damages, unquantified punitive damages, attorneys' fees, costs and expenses.

            On March 23, 2001, Franklin voluntarily dismissed its complaint against Immtech in the United States District Court for the Southern District of Ohio, Eastern Division, and filed a new complaint in the Court of Common Pleas, Franklin County, Ohio in which NextEra joined as a plaintiff with Franklin. Franklin alleged fraud, negligent misrepresentation, and breach of the implied covenant of good faith and fair dealing by Immtech in connection with the Funding and Research Agreement. NextEra alleged that Immtech tortuously interfered with an employment agreement between NextEra and Dr. Lawrence Potempa, NextEra's Chief Science Officer, and alleged breach of the implied covenant of good faith and fair dealing by Immtech in connection with the Funding and Research Agreement. The complaint sought compensatory damages, unquantified punitive damages, attorneys' fees, costs and expenses.

            On May 25, 2001, the parties executed a Stipulation of Dismissal dismissing the complaint, without prejudice. The parties have been involved in negotiations to resolve their differences, and the discussions are ongoing. The Stipulation of Dismissal does not prevent Franklin or NextEra from reinitiating their actions against Immtech. Immtech believes the basis for the complaint lacks merit and would defend those claims vigorously if they are reinitiated.

            The Company believes that the ultimate resolution of the Technikrom arbitration and the Von der Ruhr and Franklin litigations will not have a material effect on its financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the security holders in the quarter ended March 31, 2001.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

            The Company's common stock is quoted on the Nasdaq National Market System under the symbol "IMMT". Following are the reported high and low bid prices as reported by Nasdaq Online, IDC for each of the quarters set forth below since April 26, 1999.

                                           High           Low
                                           ----           ---

Quarter ended June 30, 1999              $ 30.938      $ 11.750

Quarter ended September 30, 1999         $ 23.375      $ 14.625

Quarter ended December 31, 1999          $ 34.875      $ 21.188

Quarter ended March 31, 2000             $ 33.750      $ 25.625

Quarter ended June 30, 2000              $ 28.500      $ 10.563

Quarter ended September 30, 2000         $ 22.375      $ 11.563

Quarter ended December 31, 2000          $ 17.500      $  8.625

Quarter ended March 31, 2001             $ 11.750      $  5.750

SHAREHOLDERS

            There were approximately 180 shareholders of record of the Company's Common Stock and the number of beneficial owners of shares of Common Stock was approximately 659 as of April 30, 2001. As of April 30, 2001, there were approximately 6,005,371 shares of Common Stock issued and outstanding.

DIVIDENDS

            The Company has never declared or paid dividends on its Common Stock and does not intend to declare or pay any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

            There were no sales of unregistered securities during the fiscal year ending March 31, 2001 that were not previously reported on the Company's Form 10-QSBs during the year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            Immtech, a development stage enterprise, is a biopharmaceutical company focused on the discovery, development and commercialization of products for the treatment of patients with infectious diseases (such as fungal, parasitic, bacterial and viral diseases), compromised immune systems (such as HIV and AIDS-infected persons), and cancer through its pharmaceutical program and through a biological program with NextEra Therapeutics, Inc. a joint venture partner. Since our formation in October, 1984, we have engaged in the development of research programs, development of pharmaceutical and therapeutic drugs, recruiting, negotiating technology licensing agreements and sponsoring research and development activities of pharmaceutical and therapeutic drugs. The Company's business strategy includes utilizing third parties in a number of areas, including laboratory research, pre-clinical and human clinical trials, the manufacture of drug compounds and product candidates. We currently hold patents and patent applications, exclusive licenses and rights to license many worldwide patents and patent applications, and have contractual rights to use technologies from third parties; all of which, including our business relationships, we consider integral to the Company's success.

PLAN OF OPERATION

            Immtech's plan of operation for the next twelve months includes the following activities:

            o continued research and development of our product candidates with a goal of receiving expedited government approvals and patent protections,


            o raising additional operating capital through grants, loans, and the sale of equity securities,

            o attracting, hiring and/or utilizing the top experts in the realms of infectious diseases and cancer in which our product candidates are targeted, and

            o developing and maintaining relationships with our partners and third party vendors.

            With the exception of certain research funding agreements and certain grants, the Company has not generated any revenue from operations. For the period from inception (October 15, 1984) to March 31, 2001, the Company incurred cumulative net losses of approximately $35,145,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to:

            o research grants such as Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants;

            o payments from foundations such as the Bill and Melinda Gates Foundation and other research collaborators under arrangements that may be entered into in the future; and

            o     borrowing or the issuance of securities.

            The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

            To keep the Company's overhead and cash burn-rate low, we rely heavily on outsourcing labor intensive and specialized services to partners or third-party vendors. Where possible, we may (i) condition payment to such service providers upon attainment of certain results or milestones, (ii) provide payment to the service provider partially or totally in the form of deferred payment or equity in the Company, or (iii) provide forms of payment to the service provider which cause the service provider to bear all or a portion of the risk of our success in exchange for a more lucrative future payment. As our product candidates continue to pass research milestones and we further the process of commercialization of our drugs we intend to add staff and facilities to enable the Company to perform some of the currently outsourced services where efficiencies can be gained.

            We will continue to value and exploit the resources and services of our partners and third party vendors. The Company considers its relationships with the Consortium, its other partners and vendors to be substantial assets. The Company believes that as our product candidates continue to develop and reach commercialization stage, we will be able to expand our relationships with our partners and vendors by increasing the volume of our orders yet narrowing the focus and scope of the outsourced work, providing a more efficient arrangement for both the Company and the service provider. Put another way, while we may decrease the number of functions that we outsource, our needs for the functions which remain outsourced will increase accordingly as our research and development, clinical trials and testing, and sales grow.

LIQUIDITY AND CAPITAL RESOURCES

            From inception through March 31, 2001, the Company has financed its operations with:

            o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $23,028,000

            o payments from research agreements, foundation grants and SBIR grants and STTR Program grants of approximately $3,712,000, and

            o the use of stock, options and warrants in lieu of cash compensation.

            On December 8, 2000, the Company completed a private placement offering which raised net proceeds of approximately $4,306,000 of additional net equity capital through the issuance of 584,250 shares of common stock.

            On April 26, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering ("IPO") resulting in net proceeds of approximately $9,173,000. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. Those warrants expire on April 30, 2003. The Company used $110,000 of the net proceeds of the IPO to repay amounts due to the State of Illinois and Northwestern University. Substantially all of the remaining net proceeds of the IPO were used to fund the Company's research and development efforts, including clinical and pre-clinical studies. Any net proceeds not applied to the Company's research and development efforts were used for working capital and general corporate purposes, including hiring additional employees.

            In July 1998, the Company completed a private placement equity offering of $1,000,000 (the "1998 Private Placement"). As a condition to this investment, the Company completed a recapitalization (the "Recapitalization") pursuant to which: (i) the Company effected a 0.645260-for-1 reverse stock split of all of the shares of common stock issued and outstanding immediately prior to the effectiveness of such stock split, resulting in the reduction in the number of issued and outstanding shares of common stock from 2,305,166 to 1,487,431 (the "First Reverse Stock Split"); (ii) the Company converted approximately $3,151,000 in indebtedness (consisting of stockholder advances, notes payable and related accrued interest and accounts payable) outstanding immediately prior to the effective date of the recapitalization into 1,209,962 shares of common stock (after giving effect to the First Reverse Stock Split) and approximately $203,000 in cash, (iii) 1,794,550 shares of Series A Preferred Stock issued and outstanding immediately prior to the effective date were converted into 1,157,931 shares of common stock (after giving effect to the First Reverse Stock Split), (iv) 1,600,000 shares of Series B Preferred Stock issued and outstanding immediately prior to the effective date were converted into 1,232,133 shares of common stock (after giving effect to the First Reverse Stock Split), (v) as a result of the First Reverse Stock Split, options outstanding immediately prior to the effective date and held by our employees or consultants to purchase an aggregate of 1,746,815 shares of common stock were automatically reduced into options to purchase 1,127,150 shares of common stock and the purchase prices thereof were adjusted proportionately, and (vi) the total number of authorized shares was increased to 35,000,000, consisting of 30,000,000 shares of common stock, $0.01 par value and 5,000,000 shares of Preferred Stock, $0.01 par value. In January 1999, the Company effected a 1-for-2 reverse stock split of all of the shares of Common Stock issued and outstanding immediately prior to the effectiveness of such stock split, resulting in the reduction in the number of issued and outstanding shares of Common Stock from 6,491,135 to 3,245,517.

            The Company's cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with the efforts of the Consortium and general and administrative expenses. Over the next several years, the Company expects to incur substantial additional research and development costs, including costs related to early-stage research in pre-clinical and clinical trials, increased administrative expenses to support research and development operations and increased capital expenditures for expanded research capacity, various equipment needs and facility improvements or relocation.

            Pursuant to the Consortium Agreement, the Company is required to fund certain Consortium research at an aggregate cost of approximately $100,000 per quarter from April 30, 1999 through April 30, 2002.

            As of March 31, 2001, the Company had federal net operating loss carryforwards of approximately $25,800,000 which expire from 2006 through 2021. The Company also has approximately $22,600,000 of state net operating loss carryforwards as of March 31, 2001, which expire from 2009 through 2021, available to offset certain future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of the Company's net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2001, the Company had federal income tax credit carryforwards of approximately $400,000 which expire from 2008 through 2021.

            The Company believes its existing resources but not including proceeds from any grants the Company may receive, to be sufficient to meet the Company's planned expenditures through August 2001, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to its present existing working capital to develop its product candidates and otherwise to meet its business objectives.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2001 COMPARED WITH YEAR ENDED MARCH 31, 2000.

            Revenues under collaborative research and development agreements were approximately $1,355,000 and $369,000 in the years ended March 31, 2001 and 2000, respectively. In 2001, the Company recognized revenues of approximately $791,000 relating to a clinical research subcontract agreement with UNC funded by a grant UNC received from the Gates Foundation and approximately $564,000 from SBIR grants while for 2000 there were grant revenues of approximately $369,000 from STTR and SBIR programs from the National Institutes of Health (the "NIH").

            Research and development expenses decreased from approximately $10,255,000 in 2000 to $6,695,000 in 2001. This is due primarily to 2000 expenses of approximately $6,113,000 for non-cash expenses for the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North Carolina at Chapel Hill ("UNC"), acting on behalf of the Consortium, a decrease of $250,000 of payments to the Consortium on the "Agreement", a decrease of non-cash compensation expenses for services related to research and development covered through the issuance of stock options totaling approximately $125,000, and pre-clinical, manufacturing, and contract services costs increasing by approximately $2,928,000.

            General and administrative expenses in 2001 were approximately $4,719,000 compared to $1,731,000 in 2000. The Company recorded approximately $1,288,000 as compensation expenses for services by Stonegate Securities, Inc. and the Kriegsman Group for warrants issued for advisory services performed during 2001. Incremental increases of general and administrative expenses in 2001 above 2000 consisted of approximately $1,322,000 relating to legal fees, $188,000 relating to marketing and the New York office, approximately $123,000 in additional contract services and professional fees, and approximately $67,000 non-cash compensation expenses for advisory services covered through the issuance of stock options.

            The Company incurred a net loss of approximately $11,434,000 for the year ended March 31, 2000 as compared with a net loss of approximately $9,863,000 for the year ended March 31, 2001. The primary component of the net loss in 2000 was the $6,113,000 non-cash expense incurred for the issuance of common stock to Pharm-Eco and the Consortium. In addition, there was a $135,000 loss recognized related to the Company's investment in NextEra.

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

            Research and development expenses increased from approximately $739,000 in 1999 to $10,255,000 in 2000. This is due primarily to expenses of approximately $6,113,000 for non-cash expenses for the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the University of North Carolina at Chapel Hill ("UNC"), acting on behalf of the Consortium, an increase of $350,000 of payments to the Consortium on the "Agreement", an increase of non-cash compensation expenses for services related to research and development covered through the issuance of stock options totaling approximately $276,000, and pre-clinical, manufacturing, and contract services costs increasing by approximately $2,774,000.

            General and administrative expenses in 2000 were approximately $1,731,000 compared to $2,685,000 in 1999. The Company recorded $2,220,000 as compensation expense for services by RADE Management Corporation for warrants issued for management consulting, market analysis and strategic advisory services performed during 1999. Underlying increases of general and administrative expenses in 2000 consisted of approximately $505,000 relating to marketing and the New York office, approximately $327,000 in additional contract services and professional fees, approximately $427,000 due to the increase of personnel related activities and support functions, and approximately $37,000 non-cash compensation expenses for advisory services covered through the issuance of stock options.

            The Company incurred a net loss of approximately $1,791,000 for the year ended March 31, 1999 as compared with a net loss of approximately $11,434,000 for the year ended March 31, 2000. The total non-cash stock compensation expense for services rendered in 1999 of $2,426,000 was offset by the extraordinary gain on extinguishment of debt of approximately $1,428,000. The primary component of the net loss in 2000 was the $6,113,000 non-cash expense incurred for the issuance of stock to Pharm-Eco and the Consortium. In addition, there was a $135,000 loss recognized in 2000 related to the Company's investment in NextEra.

ITEM 7. FINANCIAL STATEMENTS

            The Company's financial statements appear following Item 13 of this report. See Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

                                   PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, AND DIRECTORS

            The executive officers, and directors of the Company are as follows:

NAME                         AGE     POSITION
----                         ---     --------

T. Stephen Thompson          54      Director, President and Chief Executive
                                     Officer

Cecilia Chan                 38      Executive Vice President, Business
                                     Development

Gary C. Parks                51      Treasurer, Secretary and Chief Financial
                                     Officer

Byron E. Anderson, Ph.D.     59      Director

Harvey R. Colten, MD         62      Director

Eric L. Sorkin               41      Director

            T. Stephen Thompson, President, Chief Executive Officer and Director. Mr. Thompson has served as a Director since 1991. He joined Immtech in April 1991 from Amersham Corporation, where he was President and Chief Executive Officer. He was responsible for Amersham Corporation's four North American divisions: Life Sciences, Radiopharmaceuticals, Diagnostics, and Quality and Safety Products. In addition, he had direct responsibility for the Clinical Reagent (in vitro diagnostic) Division in the United Kingdom. He was employed by Amersham Corporation from 1986 to 1991. Mr. Thompson has 20 years' experience in healthcare with previous positions as President of a small diagnostic start-up, General Manager of the Infectious Disease and Immunology Business Unit in the Diagnostic Division of Abbott Laboratories from 1981 to 1986, and Group Marketing Manager for the Hyland Division of Baxter International Inc. from 1978 to 1981. Mr. Thompson is a member of the Board of Directors of Matritech, Inc. (Nasdaq: NMPS). Mr. Thompson holds a B.S. from the University of Cincinnati and an MBA from Harvard University.

            Cecilia Chan, Executive Vice President, Business Development. Ms. Chan joined Immtech in 1997. She is responsible for fund raising, evaluating joint venture opportunities, and licensing developments in addition to directing the Company's capital resources as the Company advances through its various stages of development. Prior to joining Immtech, Ms. Chan was a Vice President at Dean Witter Realty, Inc. until 1993. During her eight years at that firm Ms. Chan completed over $500 million in investments. Since 1993, Ms. Chan has created and funded investments in the United States and China. She graduated from New York University in 1985 with a B.S. in International Business.

            Gary C. Parks, Treasurer, Secretary and Chief Financial Officer. Mr. Parks joined Immtech in January 1994, having previously served at Smallbone, Inc. from 1989 until 1993, where he was Vice President, Finance. Mr. Parks was a Division Controller with International Paper from 1986 to 1989. Prior to that, he was Vice President, Finance of SerckBaker, Inc., a subsidiary of BTR plc, from 1982 to 1986 and a board member of SerckBaker de Venezuela. Mr. Parks holds a BA from Principia College and an MBA from the University of Michigan.

            Byron E. Anderson, Ph.D., Director. Dr. Anderson was a founder of Immtech and has served as a Director, member of the Audit Committee and Director of Research and Development since 1984. He is presently a Professor at Northwestern University Medical School in the Department of Cell, Molecular, and Structural Biology. He is a member of the American Association of Immunologists, the American Society of Molecular and Biological Chemists, the American Association for Advancement of Science, and several other biological and medical research societies. Dr. Anderson received his B.A. in Chemistry and Biology from Kalamazoo College in 1963 and a Ph.D. from the University of Michigan. He was a postdoctoral fellow of the Helen Hay Whitney Gates Foundation, a Senior Investigator of the Arthritis Gates Foundation, and a NIH Research Career Development Awardee. His research areas include peptide, protein and glycoprotein structure and function, as well as immunopathology of autoimmune and cancer diseases.

            Harvey Colten, MD, Director. Dr. Colten is currently the Executive Vice President of iMetrikus, Inc. a healthcare Internet company focused on improving the communication between the patient, physician and the medical industry. Prior to joining iMetrikus, Dr. Colten was the Dean of the Medical School and Vice President for Medical Affairs at Northwestern University. He previously served as the Harriet B. Spoehrer Professor and Chair of the Department of Pediatrics and Professor of Molecular Microbiology at Washington University School of Medicine, St. Louis, Mo., whose faculty he joined in 1986. He earned a B.A. at Cornell in 1959, an MD from Western Reserve University in 1963, and an M.A. (honorary) from Harvard in 1978. Following his clinical training he was a researcher at the National Institutes of Health from 1965-70. In 1970, he was appointed to the faculty at the Harvard Medical School, where he was named Professor of Pediatrics in 1979 and Chief of the Division of Cell Biology, Pulmonary Medicine, and Director of the Cystic Fibrosis Program at Children's Hospital Medical Center, Boston. He is a member of the Institute of Medicine and is Vice-Chair of its Council. He is a member of the American Society for Clinical Investigation, the Society for Pediatric Research, the Association of American Physicians, the American Pediatric Society, the American Association of Immunologists (former secretary and treasurer), and the American Society for Biochemistry and Molecular Biology. He is also a Fellow of the American Association for the Advancement of Science, the American Academy of Allergy and Immunology and the American Academy of Pediatrics. Dr. Colten is a Diplomat of the American Board of Pediatrics, served on the American Board of Allergy and Immunology, and was a member of the National Heart, Lung, and Blood Institute Advisory Council, serves on the Board of Directors of the Oasis Institute, the March of Dimes Scientific Advisory Council, in addition to many other Federal and private health groups that advise on scientific and policy issues. He also served as Vice Chairman of the Board of Directors of Parents as Teachers National Center. Dr. Colten has been on editorial boards and advisory committees of several leading scientific and medical journals, including the New England Journal of Medicine, Journal of Clinical Investigation, Journal of Pediatrics, Journal of Immunology, Annual Review of Immunology, Proceedings of the Association of American Physicians, and American Journal of Respiratory Cell and Molecular Biology.

            Eric L. Sorkin, Director. Mr. Sorkin is a private investor. Prior to 1994, Mr. Sorkin worked for eleven years at Dean Witter Realty, Inc., a wholly-owned subsidiary of Morgan Stanley, which grew to hold an investment portfolio of real estate and other assets of over $3 billion. He became a Managing Director in 1988 and was responsible for the negotiation, structuring, and debt placement of various investments including real estate, fund management and asset backed securities. Mr. Sorkin managed the Dean Witter Realty's retail (shopping center) portfolio of over 2 million square feet, and participated in the development of office, residential, industrial, and retail property and in the acquisition of over 5 million square feet of residential, retail, commercial and industrial properties. He is a graduate of Yale University with a Bachelor of Arts degree in Economics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Mr. Sorkin filed a change of beneficial ownership on Form 5 in May 2001, pursuant to Section 16(a) listing 2 transactions for purchases of shares of Common Stock that were required to be reported on Form 4 in April 2000, for March 2000, activity.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

            The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and its Chief Financial Officer for the fiscal years ended March 31, 1999, 2000, and 2001.

                                             ANNUAL          LONG-TERM
                                             COMPENSATION    COMPENSATION

                                     YEAR    SALARY ($)      OPTIONS/SARS (#)
                                     ----    ----------      ----------------

T. Stephen Thompson                  2001     $150,000              0
President, Chief Executive Officer,  2000     $143,750              0
and Director                         1999     $ 56,250              0

Gary C. Parks                        2001     $125,000              0
Secretary, Treasurer, and Chief      2000     $120,833              0
Financial Officer                    1999     $ 56,250              0
-----------------------------------------------------------------------------

OPTION/SAR GRANTS IN YEAR ENDED MARCH 31, 2001

                        NUMBER OF SECURITIES          % OF TOTAL OPTIONS/SARS         EXERCISE OR
                        UNDERLYING OPTIONS/SARS       GRANTED TO EMPLOYEES IN         BASE PRICE        EXPIRATION
NAME                    GRANTED                       FISCAL YEAR                     ($/SH)            DATE
----                    -----------------------       -----------------------         -----------       ----------

T. Stephen Thompson     0                             N/A                             N/A               N/A

Gary C. Parks           0                             N/A                             N/A               N/A
------------------------------------------------------------------------------------------------------------------

AGGREGATE OPTION/WARRANT EXERCISES IN YEAR ENDED MARCH 31, 2001 AND OPTION/WARRANT VALUES AT MARCH 31, 2001

                                                                                     Value of Un-Exercised
                                                  Number of Unexercised Options at   In-The-Money Options at
                                                  3/31/01 (#)                        3/31/01 ($)
                                                  --------------------------------   -----------------------
                       Shares
                       Acquired on   Realized
                       Ex (#)        Value        Exercisable      Un-exercisable    Exercisable      Un-exercisable
                       -----------   --------     -----------      --------------    -----------      --------------

T. Stephen Thompson         0             0           36,133              0            174,545(2)           0

Gary C. Parks             7,097       37,508(1)       28,390              0            132,003(3)           0
---------------------------------------------------------------------------------------------------------------------

(1) Based on the March 31, 2001, value of $5.75 per share, minus the average per share exercise price of $0.46 multiplied by the number of shares underlying the option/warrant.

(2) Based on the March 31, 2001, value of $5.75 per share, minus the average per share exercise price of $0.92 multiplied by the number of shares underlying the option/warrant.

(3) Based on the March 31, 2001, value of $5.75 per share, minus the average per share exercise price of $1.10 multiplied by the number of shares underlying the option/warrant.

EMPLOYMENT AGREEMENTS

            The Company entered into an employment agreement with Mr. Thompson in 1992, pursuant to which the Company retained Mr. Thompson as its President and Chief Executive Officer for an annual base salary of $150,000 (subject to annual adjustment by the Board), plus reimbursement for related business expenses. The agreement, which includes certain confidentiality and non-disclosure provisions, grants to Mr. Thompson the right to receive an annual bonus to be established by the Board in an amount not to exceed 60% of Mr. Thompson's annual base salary for the year and certain other fringe benefits. If the Company breaches the agreement or Mr. Thompson is terminated by the Company without cause, he is entitled to all payments which he would otherwise accrue over the greater of nine months from the date of termination or the remaining term under the agreement. Additionally, rights to all options granted to Mr. Thompson pursuant to the agreement vest immediately upon his termination without cause or a change of control of the Company. The term of Mr. Thompson's agreement expired on May 11, 1999, however, subject to automatic renewal for successive one-year terms unless terminated by either party upon 30 days notice. Except for $12,500 paid to Mr. Thompson during the fiscal year ended March 31, 1998, Mr. Thompson has waived any right to receive salary due under his employment agreement prior to June 30, 1998. Beginning July 1, 1998 and continuing until April 30, 1999, Mr. Thompson agreed to accept one-half of his annual salary as full satisfaction of the Company's salary obligation under his employment agreement. Mr. Thompson, effective May 1, 1999, has resumed his full salary rate of $150,000 per annum under his employment agreement, but will not be paid amounts previously waived.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of April 30, 2001, by
(i) each of the Company's Directors and Executive Officers, (ii) all directors and executive officers as a group, and (iii) each person known to be the beneficial owner of more than 5% of the shares.

                                      NUMBER OF SHARES OF
                                      COMMON STOCK            PERCENTAGE OF
                                      BENEFICIALLY OWNED      OUTSTANDING SHARES
NAME AND ADDRESS                      (1)                     OF COMMON STOCK

T. Stephen Thompson (2)               303,593 shares             5.04%
c/o Immtech international, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL 60061

Cecilia Chan (3)                      227,000 shares             3.64%
c/o Immtech International, Inc.
One North End Ave., Ste. 1111
New York, NY 10282

Gary C. Parks (4)                     35,777 shares              0.59%
c/o Immtech international, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL 60061

Byron Anderson, Ph.D. (5)             85,572 shares              1.42%
c/o Northwestern University Medical
School
303 East Chicago Avenue
Chicago, IL 60611

Harvey Colten, MD (6)                  21,088 shares              0.35%
c/o iMetrikus
5950 La Place Court, Ste. 250
Carlsbad, CA 92008

                                      NUMBER OF SHARES OF
                                      COMMON STOCK          PERCENTAGE OF
                                      BENEFICIALLY OWNED    OUTSTANDING SHARES
NAME AND ADDRESS                      (1)                   OF COMMON STOCK

Eric L. Sorkin (7)                    249,500 shares              4.00%
c/o Immtech International, Inc.
One North End Ave., Ste. 1111
New York, NY 10282

All directors and executive officers  922,530 shares              14.12%
as a group (6 persons)

James Ng (8)                          452,800 shares              7.01%
c/o RADE Management Corporation
New York Mercantile Exchange, Box 415
New York, NY 10282

Criticare Systems, Inc. (9)           474,956 shares              7.91%
20925 Crossroads Circle
Waukeoka, WI  53186

Johnson Matthey Public Limited        423,750 shares              7.06%
Company (10)

2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

Matthey Holdings Limited (10)          423,750 shares              7.06%
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

Matthey Finance Ltd. (10)              423,750 shares              7.06%
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

Johnson Matthey Investments, Ltd. (10) 423,750 shares              7.06%
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

                                      NUMBER OF SHARES OF
                                      COMMON STOCK          PERCENTAGE OF
                                      BENEFICIALLY OWNED    OUTSTANDING SHARES
NAME AND ADDRESS                      (1)                   OF COMMON STOCK

Johnson Matthey America Holdings        423,750 shares            7.06%
Limited (10)
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

Johnson Matthey Holdings, Inc. (10)     423,750 shares            7.06%
c/o Organization Service Inc.
103 Springer Building
3411 Silverside Road
Wilmington, Delaware  19810

Johnson Matthey Investments, Inc. (10)  423,750 shares            7.06%
c/o Organization Service Inc.
103 Springer Building
3411 Silverside Road
Wilmington, Delaware  19810

Johnson Matthey Pharmaceutical          423,750 shares            7.06%
Materials, Inc.(10)
c/o Organization Service Inc.
103 Springer Building
3411 Silverside Road
Wilmington, Delaware  19810

Pharm-Eco Laboratories, Inc. (10)       423,750 shares            7.06%
460 East Swedesford Road
Suite 2000
Wayne, PA  19087

(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.

(2) Includes 280,526 shares of Common Stock, and 23,067 shares of Common
Stock issuable upon the exercise of options as follows: option to purchase 8,872 shares of Common Stock at $0.46 per share by March 21, 2006; and option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008.

(3) Includes 2,000 shares of Common Stock, and 225,000 shares of Common
Stock issuable upon the exercise of warrants as follows: warrant to purchase 51,923 shares of Common Stock at $6.47 per share by July 24, 2004; and warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004.

(4) Includes 21,582 shares of Common Stock, and 14,195 shares of Common Stock issuable upon the exercise of options as follows: option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008.

(5) Includes 85,572 shares of Common Stock of which 8,711 shares of Common Stock are held by Dr. Anderson's wife.

(6) Includes 1,088 shares of Common Stock, and 20,000 shares of Common Stock issuable upon the exercise of options as follows: option to purchase 20,000 shares of Common Stock at $10.50 per share by December 29, 2005.

(7) Includes 24,500 shares of Common Stock, and 225,000 shares of Common
Stock issuable upon the exercise of warrants as follows: warrant to purchase 51,923 shares of Common Stock at $6.47 per share by July 24, 2004; and warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004.

(8) Includes 2,800 shares of Common Stock, and 320,000 shares of Common
Stock issuable upon the exercise of warrants as follows: warrant to purchase 73,845 shares of Common Stock at $6.47 per share by July 24, 2004; and warrant to purchase 246,155 shares of Common Stock at $6.47 per share by October 12, 2004. As beneficial owner of RADE Management Corporation ("RADE"), includes 130,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 30,000 shares of Common Stock at $6.47 per share by July 24, 2004; and warrant to purchase 100,000 shares of Common Stock at $6.47 per share by October 12, 2004.

(9) Includes 474,956 shares of Common Stock. Criticare Systems, Inc. (Nasdaq: CXIM) designs, manufacturers and markets globally patient monitoring systems and noninvasive sensors for a wide range of hospitals and alternate health care environments.

(10) As of April 20, 2001, Pharm-Eco Laboratories owns 423,750 shares of Common Stock. Johnson Matthey Public Limited Company is the ultimate parent company of Johnson Matthey Holdings Limited, Matthey Finance Ltd., Johnson Matthey Investments, Ltd., Johnson Matthey America Holdings Limited, Johnson Matthey Holdings, Inc., Johnson Matthey Investments, Inc., Johnson Matthey Pharmaceutical Materials, Inc., and Pharm-Eco Laboratories, Inc. According to a
Schedule 13G filed by Johnson Matthey Public Limited Company the aforementioned companies are members of a group, each of which has shared voting power and may be deemed to be beneficial owners of the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In addition to the transactions discussed in Item 6 under Liquidity and Capital Resources, the following related-party transactions are disclosed.

PHARMACEUTICAL PRODUCTS - DICATIONS

            The Company initially acquired rights to the platform technology and dications developed by the Consortium pursuant to an Agreement dated January 15, 1997 (as amended, the "Consortium Agreement") among the Consortium, Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the Consortium universities which are UNC, Duke, Auburn and Georgia State. The Consortium Agreement commits each party to the Consortium Agreement to research, develop, finance the research and development of, the technology and compounds owned by the Consortium and previously licensed or optioned to Pharm-Eco (the "Current Compounds"), and all technology and compounds developed by the Consortium after the date thereof through use of Immtech-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds"). The Consortium Agreement contemplates that Immtech and Pharm-Eco, with respect to the Current Compounds, and Immtech and the Consortium, with respect to Future Compounds, would enter into license agreements or assignments of the intellectual property rights held by Pharm-Eco and the Consortium; and that Pharm-Eco and the Company would enter into an arrangement relating to the manufacture of products derived from the Compounds.

            Under the Consortium Agreement, Immtech agreed to use its best efforts to complete an initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 or an alternative form of financing ("Alternative Financing") to raise at least $4,000,000 by April 30, 1999.

            Immtech completed its IPO on April 26, 1999 and received gross proceeds of at least $10,000,000. Pursuant to the terms of the Consortium Agreement, and as a result of the completion of the IPO, the Company:

      o used $5,000,000 of the IPO proceeds on research and development to develop dications,

      o issued an aggregate of 611,250 shares of Common Stock to Pharm-Eco or persons designated by Pharm-Eco, which number includes 137,500 shares issued in the aggregate to members of the Consortium, and

      o upon the filing by Immtech of a New Drug Application or an Abbreviated New Drug Application with the FDA with respect to any product covered by the Consortium Agreement under Current Compounds, is required to issue 100,000 shares of Common Stock to the Consortium.

            In addition, Immtech will pay UNC an aggregate royalty of 5% of net sales of any products derived from the Compounds, except that the royalty payable on any compound developed at Duke University will be determined by negotiation at the time such compound is marketed. In the event that Immtech sublicenses its rights with respect to the compounds, Immtech will pay UNC, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to Immtech pursuant to the sublicense agreement. As a result of the completion of the IPO: (a) Pharm-Eco was entitled to designate for appointment one representative to Immtech's Board of Directors (which was revoked pursuant to the settlement agreement dated May 1, 2001), (b)

UNC is entitled to designate one person as a non-voting observer of all meetings and other proceedings of Immtech's Board of Directors, (c) Immtech has begun making quarterly $100,000 Research Grants to UNC commencing April, 1999, and continuing every three months thereafter until, at a minimum, April, 2002 and
(d) Immtech will pay all costs to obtain, maintain and defend all patents and patent applications relating to any compounds or products. As of the filing of this report, UNC has not designated a non-voting observer.

            Because the gross proceeds of the IPO were at least $10,000,000, Pharm-Eco and UNC were required under the Consortium Agreement to grant Immtech an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Consortium's Current Compounds and Future Compounds.

            In exchange for UNC's and Pharm-Eco's permission to extend the period of time for Immtech to fulfill its obligations under the Consortium Agreement (such obligations having been satisfied upon completion of the IPO), Immtech has (i) provided financial support to Dr. Richard Tidwell's laboratory and research covered by the agreement, (ii) paid fees and expenses charged UNC by UNC's patent counsel during the period of the extension, (iii) replenished Dr. Tidwell's UNC Department of Pathology & Laboratory Medicine trust fund of all monies spent caused by the delay in receipt of the research grants, and (iv) provided each of UNC and Pharm-Eco with 25,000 shares of Common Stock of Immtech (included in the 611,250 shares described above).

            Recently, the Company entered into a Stipulation of Dismissal agreement with Pharm-Eco precipitated by an action brought by Pharm-Eco whereby the Company counter-sued for breach of contract with regard to the Consortium Agreement. (See Item 3, Legal Proceedings). Pursuant to the court decree in the Stipulation of Dismissal, the Company was relieved of any further payment obligations to Pharm-Eco.

FORMATION OF NEXTERA THERAPEUTICS, INC.

            The Company entered into a joint venture agreement with Franklin Research Group ("Franklin") on July 8, 1998, pursuant to which the parties formed NextEra Therapeutics, Inc. ("NextEra"), to develop therapeutic products for treating cancer and related diseases. NextEra has focused on the development of rmCRP. NextEra plans to fund the development of rmCRP through pre-clinical and clinical trials and early commercialization.

            The joint venture agreement committed Franklin to invest $1,350,000 to fund the Phase I human clinical trials using rmCRP in return for 510,000 common shares of NextEra. Immtech has contributed its rmCRP technology, including relevant patents and know-how, as well as the use of its laboratory facilities, for 330,000 common shares of NextEra. NextEra has contracted with a third party manufacturer to prepare drug substance and documents for a safety study in 30-50 cancer patients subject to additional financing of at least $5 million. The focus of the study is to evaluate the safety and early effectiveness of rmCRP in patients with different types of cancer.

            As of March 31, 2000 and 2001, the Company owned approximately 44% and 43%, respectively, of the issued and outstanding shares of NextEra common stock. In addition to the shares of NextEra that are held by Immtech and Franklin, 33,000 shares are held by Dr. Potempa, Chief Scientific Officer of NextEra, 100,000 shares will be reserved for issuance to employees of the Company, and Dr. Potempa has been granted an option to purchase an additional 30,000 common shares.

            The Company has, on the fifth anniversary of the formation of NextEra, a "put" option of NextEra stock. The exercise of the put will cause NextEra to purchase the stock owned by Immtech at the lower of an appraised value, at $5.00 per share. For purposes hereof, the "Put Period" shall be from July 8, 2003, through and including August 6, 2003.

            NextEra funded the operation of Immtech's primary facility, including compensatory costs related to work on rmCRP and overhead associated with the project from July, 1998, through December, 1999. NextEra will continue to fund scientific salaries and the maintenance of all patents that are part of the intellectual property transferred to NextEra by Immtech but will no longer fund the operation of Immtech's primary facility.

CONSULTING ARRANGEMENTS

            RADE Management Corporation ("RADE") has been engaged by the Company since July 1998 to assist in various aspects of the Company's ongoing operations, including analyzing the market potential of the Company's product candidates, developing a long term strategy for exploitation of the Company's product candidates and assisting in the negotiation of agreements with other parties which perform services for the Company. As compensation for the services which RADE has provided, in July and October of 1998, the Company granted to RADE warrants to purchase 225,000 shares of common stock and 750,000 shares of common stock, respectively, exercisable at $6.47 per share, subject to certain vesting conditions. In October, 1998, in recognition of RADE's continued efforts, the Company waived the conditions to vesting of the RADE warrants.

            The Company may continue to consult with RADE from time to time. The Company anticipates, however, that it will hire additional management personnel, eliminating the need to rely upon RADE to supplement its management personnel.

            RADE has agreed not to sell any of their common stock, warrants or underlying common stock for the twenty-four month period (the "Initial Twenty-four Month Period") commencing April 1999. RADE further has agreed not to sell or transfer any of their shares unless the sooner of (i) the Share market price, adjusted for splits and like transactions, closes at or above $20.00 per share for a period of 20 consecutive trading days, or (ii) April 2004. The 20 consecutive trading days above $20.00 per share has been met.

CRITICARE SYSTEMS, INC.

            Criticare Systems, Inc. ("Criticare"), a shareholder, advanced $597,722 to the Company as of June 30, 1998. The advance plus accrued interest of $66,474 were converted into an aggregate of 145,843 shares of Common Stock in July 1998.

            Criticare, the largest shareholder in Immtech at the time (June
1998), agreed to a private placement by New China Hong Kong Securities Limited ("NCHK"). In connection with the recapitalization and other related transactions, on July 2, 1998, the Company licensed to Criticare rmCRP as a therapy for treating Sepsis. Criticare assigned the Sepsis rmCRP technology to another party and the assignee had until July 2, 1999, to raise a minimum of $500,000 to fund both the development of the Sepsis technology and the initiation of clinical trials. The Company has not received notification from the assignee as to whether or not the funds have been raised. The Company is required to pay the cost of maintaining and defending the patents until the initial financing is completed by the assignee.

            On July 2, 1998, in connection with the license for rmCRP described above, Criticare paid Immtech $150,000 (which amount Immtech chose to apply toward extinguishing outstanding indebtedness of Immtech to a service vendor) in exchange for 86,207 shares of Common Stock and the following additional consideration: (i) all of Immtech's right, title and interest in the Patent #5,484,735, which is used in the development of a hemoglobin A1c ("HbA1c") assay to minor diabetics for long term diet and glucose control; (ii) all of Immtech's right, title and interest in the Patent #5,702,904 which is used in the development of a carbohydrate deficient transferring ("CDT") blood to screen individuals who abuse alcohol over a sustained period of time; (iii) all of Immtech's rights under the Sigma Diagnostics, Inc. ("Sigma") Agreement dated as of March 23, 1998, including up to $110,000 in license fees payable by Sigma upon Sigma's exercise of options to license technology to conduct research and evaluation; (iv) all of Immtech's rights with respect to the License agreements between Immtech and Northwestern University dated as of March 10, 1998 and as of October 27, 1994, the former license agreement involving certain patent rights and know-how relating to Immunoassay Constructs to Quantitate Glucosylated-Hemoglobin and other Glucosylated Serum Proteins (NU 8403) and the latter license agreement involving certain inventions in the field of Immunoassay for Identifying Alcoholics and Monitoring Alcohol Consumption (NU
9134); (v) an exclusive, royalty-free, world-wide license under Patent 5,405,832 to Potempa, granted as of April 11, 1995 to utilize rmCRP for the treatment of Sepsis; (vi) the right to sue for past infringement with respect to all of the foregoing; and (vii) all other rights reasonably required to make, use, sell and offer for sale products based on or related to the assigned assets.

            Under the agreement, Criticare did not assume any other liabilities or obligations of any nature or kind, including any of Immtech's liabilities for obligations to Northwestern University under the Northwestern NU 8403 License and the Northwestern NU 9134 License that occurred prior to the closing. Additionally for a period of three years following closing of the sale of the patents listed above, Immtech has agreed to make available to Criticare the part-time services of Dr. Potempa, Chief Scientific Officer of NextEra, to consult with and advise Criticare regarding research, testing, FDA compliance and approval, manufacture and commercialization of the products or applications covered by the above referenced patents. In exchange for Dr. Potempa's services, Criticare will reimburse Immtech for Immtech's out-of-pocket salary and employee benefit plan expenses, pro rata, with respect to Dr. Potempa. For a period of five years from the time of closing of the sale of the patents listed above, Criticare shall have the option of purchasing supplies of rmCRP from Immtech. Criticare also may manufacture rmCRP. If Criticare does decide to manufacture rmCRP, then Immtech will provide all necessary know-how and expertise to enable

Criticare to manufacture the molecule in commercially viable quantities. Subsequently the world-wide license referenced in (v) above has been assigned to a third party. Immtech is evaluating its options with respect to the technology.

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

OTHER RELATED-PARTY TRANSACTIONS

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

            RADE Management Corporation ("RADE"), a shareholder, provides consulting services to the Company on an as-needed basis. The Company, in addition to paying consulting fees, provides office space to RADE in its New York facility and does not charge RADE rent or overhead.

            Dr. Byron Anderson, a founder, shareholder and Director of the Company, exercised non-qualified stock options to purchase 21,777 of shares of the Company's common stock on April 12, 2000 for an aggregate purchase price of $12,848.43. The options were due to expire on April 13, 2000. The option strike price was $0.59 per share and the trading price on the date of purchase was $23.75 per share resulting in a substantial personal tax liability to Dr. Anderson. In May 2000, to assist with his tax burden, Dr. Anderson placed an order with a stock broker to sell 30,000 restricted common shares for an aggregate price of $396,001.25. After the sale, the stock broker requested the Company remove the restrictive legend on the 30,000 shares and the Company agreed to do so but required Dr. Anderson to repurchase 6,250 shares, resulting in a Section 16b violation. To remedy the Section 16b violation Dr. Anderson disgorged the profits of the sale by making a capital contribution of $13,825 to the Company on August 21, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IMMTECH INTERNATIONAL, INC.


Date:     6/29/01                       By: /s/ T. Stephen Thompson
     ----------------                      -----------------------------------
                                        T. Stephen Thompson
                                        Chief Executive Officer and
                                        President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                      DATE



/s/ T. Stephen Thompson                                     6/29/01
------------------------------------------     ---------------------------------
T. Stephen Thompson
Chief Executive Officer, President and
Director



/s/ Gary C. Parks                                           6/29/01
------------------------------------------     ---------------------------------
Gary C. Parks
Treasurer, Secretary and Chief Financial
Officer
(Principal Financial and Accounting
Officer)



/s/ Byron E. Anderson                                       6/29/01
------------------------------------------     ---------------------------------
Byron E. Anderson
Director




------------------------------------------     ---------------------------------
Harvey Colten
Director



/s/ Eric L. Sorkin                                          6/29/01
------------------------------------------     ---------------------------------
Eric L. Sorkin
Director

                                    PART IV.

ITEM 13. EXHIBITS

            (a) The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------

3.1 (4)               Certificate of Incorporation of the Company, as amended

3.2 (1)               By-laws of the Company

4.1 (5)               Form of Common Stock Certificate

4.2 (4)               Warrant Agreement relating to the Underwriters' Warrants

4.3 (4) Warrant Agreement, dated July 24, 1998, by and between the Company and RADE Management Corporation

4.4 (4) Warrant Agreement, dated October 12, 1998, by and between the Company and RADE Management Corporation

4.5 (1) Warrant Agreement, dated March 15, 2001, by and between the Company and The Kriegsman Group

4.6 (1) Warrant Agreement, dated July 31, 2000, by and between the Company and Griffith Shelmire Partners, Inc.

4.7 (1) Warrant Agreement, dated July 31, 2000, by and between the Company and Scott R. Griffith

4.8 (1) Warrant Agreement, dated July 31, 2000, by and between the Company and Jesse B. Shelmire

10.1 (3) Letter Agreement, dated January 15, 1997, by and between the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.1 (3) Consulting Agreement, dated May 15, 1998, by and between the Company and RADE Management Corporation

10.2 (3)              1993 Stock Option and Award Plan

10.3 (8)              2000 Stock Option and Award Plan

10.4 (3) Letter Agreement, dated May 29, 1998, between the Company and Franklin Research Group, In.

10.5 (3) Indemnification Agreement, dated June 1, 1998, between the Company and RADE Management Corporation

10.6 (3) Letter Agreement, dated June 24, 1998, between the Company and Criticare Systems, Inc.

10.7 (3) Letter Agreement, dated June 25, 1998, between the Company and Criticare Systems, Inc.

10.8 (4) Third Amendment to Letter Agreement, dated January 15, 1997, effective as of October 1, 1998, but executed January 28, 1999, between the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill.

10.9 (2) Office Lease, dated August 26, 1999, by and between the Company and Arthur J. Rogers & Co.

10.10 (1)             License Agreement, dated August 25, 1993, by and between
                      the University of North Carolina at Chapel Hill and
                      Pharm-Eco Laboratories, Inc.

10.11 (1)             Assignment Agreement, dated as of March 2001, by and
                      between the Company and Pharm-Eco Laboratories, Inc.

10.12 (1)             Clinical Research Subcontract, dated as of March 29,
                      2001, by and between The University of North Carolina at Chapel Hill and the Company

10.13 (3)             Material Transfer and Option Agreement, dated March 23,
                      1998, by and between the Company and Sigma Diagnostics, Inc.

10.14 (3)             License Agreement, dated March 10, 1998, by and between
                      the Company and Northwestern University

10.15 (3)             License Agreement, dated October 27, 1994, by and between
                      the Company and Northwestern University

10.16 (3)             Assignment of Intellectual Properties, dated June 29,
                      1998, between the Company and Criticare Systems, Inc.

10.18 (3)             Assignment Agreement, dated June 26, 1998, by and between
                      the Company and Criticare Systems, Inc.

10.19 (3)             Assignment Agreement, dated June 29, 1998, by and between
                      the Company and Criticare Systems, Inc.

10.20 (3)             International Patent, Know-How and Technology License
                      Agreement, dated June 29, 1998, by and between the Company and Criticare Systems, Inc.

10.21 (3) *           Employment Agreement, dated 1992, by and between the
                      Company and T. Stephen Thompson

10.22 (4)             Funding and Research Agreement, dated September 30, 1998,
                      by and among the Company, NextEra Therapeutics, Inc. and Franklin Research Group, Inc.

10.23 (7)             Two Year Plus 200% Lock-Up Agreement executed by James Ng

10.24 (7) *           Employment Agreement, dated 1998, by and between NextEra
                      and Lawrence Potempa.

10.25 (6)             Form of Regulation D Subscription Agreement for December
                      8, 2000 Private Placement

10.26 (6)             Form of Regulation S Subscription Agreement for December
                      8, 2000 Private Placement

      (1)   Filed herewith.

      (2) Incorporated by Reference to the Company's Annual Report on Form 10-KSB (File No. 000-25669), as filed with the Securities and Exchange Commission on June 26, 2000.

      (3) Incorporated by Reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on September 28, 1998.

      (4) Incorporated by Reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on February 11, 1999.

      (5) Incorporated by Reference to Amendment No. 2 the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on March 30, 1999.

      (6) Incorporated by Reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2001.

      (7) Incorporated by Reference to Exhibit 10.25 to the Company's Form 10-KSB for the year ended March 31, 1999 (File No. 001-14907), as filed with the Securities and Exchange Commission on June 29, 1999.

      (8) Incorporated by Reference to Annex A to the Company's Definitive Proxy Statement (File No. 000-25669), as filed with the Securities and Exchange Commission on August 25, 2000.

      (b)   Reports on Form 8-K

            The Company filed no reports on Form 8-K during the past quarter.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

FINANCIAL STATEMENTS AS OF MARCH 31,
2000 AND 2001, THE YEARS ENDED MARCH 31,
1999, 2000 AND 2001 AND FOR THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO
MARCH 31, 2001 (UNAUDITED) AND
INDEPENDENT AUDITORS' REPORT

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                                F1

FINANCIAL STATEMENTS AS OF MARCH 31,
 2000 AND 2001 AND FOR THE YEARS ENDED
 MARCH 31, 1999, 2000 AND 2001, AND FOR
 THE PERIOD FROM OCTOBER 15, 1984 (DATE
 OF INCEPTION) TO MARCH 31, 2001
 (UNAUDITED):

  Balance Sheets                                                            F2

  Statements of Operations                                                  F3

  Statements of Stockholders' Equity (Deficiency in Assets)                F4-F6

  Statements of Cash Flows                                                  F7

  Notes to Financial Statements                                           F8-F24

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Immtech International, Inc.
  (A Development Stage Enterprise):

We have audited the accompanying balance sheets of Immtech International, Inc. (a development stage enterprise) (the "Company") as of March 31, 2000 and 2001, and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company engaged in the discovery, development and commercialization of pharmaceutical and therapeutic drugs. As discussed in Note 1 to the financial statements, the Company's recurring losses since inception, negative cash flow and shortage of unrestricted working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Milwaukee, Wisconsin

May 25, 2001

IMMTECH INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
MARCH 31, 2000 AND 2001

-----------------------------------------------------------------------------------------------------------------------------------


ASSETS                                                          2000              2001

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                         $4,596,319         $2,097,718
  Restricted funds on deposit (Note 1)                        3,812,553
  Investment securities available for sale (Notes 1 and 4)    1,359,811
  Other current assets                                           11,200             28,289
                                                             ----------         ----------
           Total current assets                               5,967,330          5,938,560
                                                             ----------         ----------
PROPERTY AND EQUIPMENT (Notes 1 and 3):
  Research and laboratory equipment                             399,198            401,740
  Furniture and office equipment                                112,036            153,116
  Leasehold improvements                                          9,797             28,525
                                                             ----------         ----------

           Total - at cost                                      521,031            583,381

  Less accumulated depreciation and amortization                283,741            373,357
                                                             ----------         ----------

           Property and equipment - net                         237,290            210,024
                                                             ----------         ----------

OTHER ASSETS                                                     19,848             19,848


                                                             ----------         ----------
TOTAL                                                        $6,224,468         $6,168,432
                                                             ==========         ==========



See notes to financial statements.


                                      -F1-


--------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                   2000             2001

CURRENT LIABILITIES:
  Accounts payable (Note 7)                                              $1,531,011     $1,695,721
  Accrued liabilities                                                        33,904         70,862
  Deferred revenue (Notes 1 and 7)                                        3,509,194
                                                                                        ----------

           Total current liabilities                                      1,564,915      5,275,777

DEFERRED RENTAL OBLIGATION (Notes 1 and 8)                                   39,879         33,511
                                                                         ----------     ----------

           Total liabilities                                              1,604,794      5,309,288
                                                                         ----------     ----------

COMMITMENTS AND CONTINGENCIES
  (Notes 3, 7, and 8)

STOCKHOLDERS' EQUITY (Notes 2, 6, 7 and 9):

  Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and unissued
  Common stock, par value $0.01 per share, 30,000,000 shares authorized, 5,282,334 and 5,955,245 shares issued and

    outstanding as of March 31, 2000 and 2001, respectively                  52,823         59,552
  Additional paid-in capital                                             27,480,070     33,574,917
  Deficit accumulated during the developmental stage                    (22,912,041)   (32,775,325)
  Net unrealized loss on investment securities
    available for sale (Notes 1 and 4)                                       (1,178)
                                                                         ----------     ----------

           Total stockholders' equity                                     4,619,674        859,144
                                                                         ----------     ----------

TOTAL                                                                    $6,224,468     $6,168,432
                                                                        ===========     ==========



                                      -F2-



IMMTECH INTERNATIONAL, INC.
  (A Development Stage Enterprise)

  STATEMENTS OF OPERATIONS
  YEARS ENDED MARCH 31, 1999, 2000 AND 2001 AND THE PERIOD FROM
  OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2001 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                            October 15,
                                                                                                                1984
                                                                                                            (Inception)
                                                                           YEARS ENDED MARCH 31             to March 31,
                                                               ------------------------------------------       2001
                                                                  1999           2000           2001


  REVENUES (Notes 1and 7)                                      $    266,952    $   368,844    $ 1,354,943     $ 3,711,860
                                                                 ----------    -----------    -----------     -----------
  EXPENSES:

    Research and development (Notes 1, 6 and 7)                     738,762     10,255,301      6,694,546      24,543,054
    General and administrative (Notes 6 and 7)                    2,685,404      1,731,348      4,719,298      14,412,760
    Equity in loss of joint venture (Notes 1 and 4)                       2        135,000                        135,002
                                                                 ----------    -----------    -----------     -----------

             Total expenses                                       3,424,168     12,121,649     11,413,844      39,090,816
                                                                 ----------    -----------    -----------     -----------
  LOSS FROM OPERATIONS                                           (3,157,216)   (11,752,805)   (10,058,901)    (35,378,956)
                                                                 ----------    -----------    -----------     -----------

  OTHER INCOME (EXPENSE):
    Interest income                                                   5,680        318,879        198,559         523,118
    Interest expense                                                (67,543)                                   (1,129,502)
    Loss on sales of investment securities - net                                                   (2,942)         (2,942)
    Cancelled offering costs                                                                                     (584,707)
                                                                 ----------    -----------    -----------     -----------
             Other income (expense) - net                           (61,863)       318,879        195,617       (1,194,033)
                                                                 ----------    -----------    -----------     -----------
  LOSS BEFORE EXTRAORDINARY ITEM                                 (3,219,079)   (11,433,926)    (9,863,284)    (36,572,989)

  EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
    (Notes 2 and 9)                                               1,427,765                                     1,427,765
                                                                 ----------    -----------    -----------     -----------
  NET LOSS                                                       (1,791,314)   (11,433,926)    (9,863,284)    (35,145,224)

  CONVERSION OF REDEEMABLE PREFERRED STOCK
    (Notes 2 and 9)                                               3,713,334                                     3,713,334

  REDEEMABLE PREFERRED STOCK PREMIUM
    AMORTIZATION (Note 9)                                                                                         440,119

  REDEEMABLE PREFERRED STOCK DIVIDENDS (Note 9)                    (137,689)                                   (1,783,554)
                                                                 ----------    -----------    -----------     -----------
  NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                               $  1,784,331   $ (11,433,926)  $ (9,863,284)  $ (32,775,325)
                                                                 ----------    -----------    -----------     -----------
  NET INCOME (LOSS) PER SHARE ATTRIBUTABLE
    TO COMMON STOCKHOLDERS (Note 1):
    Loss before extraordinary gain                             $      (1.31)    $    (2.27)       $ (1.78)
    Extraordinary gain                                                 0.58
                                                                 ----------    -----------    -----------     -----------
    Net loss                                                          (0.73)         (2.27)         (1.78)
    Redeemable preferred stock conversion and dividends                1.46
                                                                 ----------    -----------    -----------     -----------
  NET INCOME (LOSS) PER SHARE ATTRIBUTABLE
    TO COMMON STOCKHOLDERS                                     $       0.73     $    (2.27)       $ (1.78)

  SHARES USED IN COMPUTING NET INCOME (LOSS) PER
    SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS                     2,446,297      5,036,405      5,545,190


  See notes to financial statements.


                                      -F3-


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
  YEARS ENDED MARCH 31, 1999, 2000 AND 2001 AND THE PERIOD FROM
  OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2001 (UNAUDITED)
  ----------------------------------------------------------------------------------------------------------------------------------


                                                                                                              Deficit
                                                        Common                                              Accumulated
                                                    Shares Issued         Common         Additional          During the
                                                         and               Stock          Paid-in           Development
                                                     Outstanding          Amount          Capital              Stage

October 15, 1984 (date of inception)
  Issuance of common stock to founders                    113,243         $ 1,132           $ 24,868
                                                         --------         --------         ----------
Balance, March 31, 1985                                   113,243           1,132             24,868
  Issuance of common stock                                 85,368             854            269,486
  Net loss                                                                                                      $ (209,569)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1986                                   198,611           1,986            294,354              (209,569)
  Issuance of common stock                                 42,901             429            285,987
  Net loss                                                                                                         (47,486)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1987                                   241,512           2,415            580,341              (257,055)
  Issuance of common stock                                  4,210              42             28,959
  Net loss                                                                                                        (294,416)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1988                                   245,722           2,457            609,300              (551,471)
  Issuance of common stock                                 62,792             628            569,372
  Provision for compensation                                                                 489,975
  Net loss                                                                                                        (986,746)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1989                                   308,514           3,085          1,668,647            (1,538,217)
  Issuance of common stock                                 16,478             165            171,059
  Provision for compensation                                                                 320,980
  Net loss                                                                                                        (850,935)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1990                                   324,992           3,250          2,160,686            (2,389,152)
  Issuance of common stock                                    218               2              1,183
  Provision for compensation                                                                   6,400
  Net loss                                                                                                        (163,693)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1991                                   325,210           3,252          2,168,269            (2,552,845)
  Issuance of common stock                                 18,119             181             85,774
  Provision for compensation                                                                 864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                          57,917
  Net loss                                                                                                      (1,479,782)
                                                         --------         -------          ---------          ------------
Balance, March 31, 1992                                   343,329           3,433          3,176,456            (4,032,627)
  Issuance of common stock                                195,790           1,958             66,839
  Provision for compensation                                                                 191,502
  Net loss                                                                                                      (1,220,079)
                                                         --------         -------          ---------          ------------
Balance, March 31, 1993                                   539,119           5,391          3,434,797            (5,252,706)
  Issuance of common stock                                107,262           1,073             40,602
  Provision for compensation                                                                  43,505
  Net loss                                                                                                      (2,246,426)
                                                         --------         -------          ---------          ------------
Balance, March 31, 1994                                   646,381           6,464          3,518,904            (7,499,132)
  Net loss                                                                                                      (1,661,677)
                                                         --------         -------          ---------          ------------
Balance, March 31, 1995                                   646,381           6,464          3,518,904            (9,160,809)
  Issuance of common stock for
    compensation                                           16,131             161              7,339
  Net loss                                                                                                      (1,005,962)
                                                         --------         -------          ---------          ------------

Balance, March 31, 1996                                   662,512           6,625          3,526,243           (10,166,771)
  Issuance of common stock                                 12,986             130              5,908
  Provision for compensation -
    employees                                                                                 45,086
  Provision for compensation -
    nonemployees                                                                              62,343
  Issuance of warrants to purchase
    common stock                                                                              80,834
  Net loss                                                                                                      (1,618,543)
                                                         --------         -------          ---------          ------------


                                                        Net Unrealized
                                                            Loss on              Total
                                                          Investment         Stockholders'
                                                          Securities             Equity
                                                           Available         (Deficiency in
                                                           for Sale             Assets)
October 15, 1984 (date of inception)
  Issuance of common stock to founders                                            $  26,000
                                                                                 ----------
Balance, March 31, 1985                                                              26,000
  Issuance of common stock                                                          270,340
  Net loss                                                                         (209,569)
                                                                                 ----------
Balance, March 31, 1986                                                              86,771
  Issuance of common stock                                                          286,416
  Net loss                                                                          (47,486)
                                                                                 ----------
Balance, March 31, 1987                                                             325,701
  Issuance of common stock                                                           29,001
  Net loss                                                                         (294,416)
                                                                                 ----------
Balance, March 31, 1988                                                              60,286
  Issuance of common stock                                                          570,000
  Provision for compensation                                                        489,975
  Net loss                                                                         (986,746)
                                                                                 ----------
Balance, March 31, 1989                                                             133,515
  Issuance of common stock                                                          171,224
  Provision for compensation                                                        320,980
  Net loss                                                                         (850,935)
                                                                                 ----------
Balance, March 31, 1990                                                            (225,216)
  Issuance of common stock                                                            1,185
  Provision for compensation                                                          6,400
  Net loss                                                                         (163,693)
                                                                                 ----------
Balance, March 31, 1991                                                            (381,324)
  Issuance of common stock                                                           85,955
  Provision for compensation                                                        864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                 57,917
  Net loss                                                                       (1,479,782)
                                                                                 ----------
Balance, March 31, 1992                                                            (852,738)
  Issuance of common stock                                                           68,797
  Provision for compensation                                                        191,502
  Net loss                                                                       (1,220,079)
                                                                                 ----------
Balance, March 31, 1993                                                          (1,812,518)
  Issuance of common stock                                                           41,675
  Provision for compensation                                                         43,505
  Net loss                                                                       (2,246,426)
                                                                                 ----------
Balance, March 31, 1994                                                          (3,973,764)
  Net loss                                                                       (1,661,677)
                                                                                 ----------
Balance, March 31, 1995                                                          (5,635,441)
  Issuance of common stock for
    compensation                                                                      7,500
  Net loss                                                                       (1,005,962)
                                                                                 ----------
Balance, March 31, 1996                                                          (6,633,903)
  Issuance of common stock                                                            6,038
  Provision for compensation -
    employees                                                                        45,086
  Provision for compensation -
    nonemployees                                                                     62,343
  Issuance of warrants to purchase
    common stock                                                                     80,834
  Net loss                                                                       (1,618,543)
                                                                                 ----------

                                                                                             (Continued)


                                    -F4-

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
  YEARS ENDED MARCH 31, 1999, 2000 AND 2001 AND THE PERIOD FROM
  OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2001 (UNAUDITED)
  ----------------------------------------------------------------------------------------------------------------------------------


                                                                                                              Deficit
                                                         Common                                              Accumulated
                                                      Shares Issued        Common         Additional         During The
                                                          And              Stock           Paid-in           Development
                                                      Outstanding          Amount          Capital              Stage

Balance, March 31, 1997                                  675,498          $ 6,755        $ 3,720,414        $(11,785,314)
  Exercise of options                                     68,167              682             28,862
  Provision for compensation -
    employees                                                                                 50,680
  Provision for compensation -
    nonemployees                                                                             201,696
  Contributed capital - common
    stockholders                                                                             231,734
  Net loss                                                                                                    (1,477,132)
                                                      ----------       ----------         ----------         -----------
Balance, March 31, 1998                                  743,665            7,437          4,233,386         (13,262,446)
  Issuance of common stock under
    private placement offering (Note 2)                  575,000            5,750            824,907
  Exercise of options (Note 6)                            40,650              406             12,944
  Provision for compensation -
    nonemployees (Note 6)                                                                  2,426,000
  Issuance of common stock to
    Criticare (Note 7)                                    86,207              862            133,621
  Conversion of Criticare debt to
    common stock (Note 9)                                180,756            1,808            856,485
  Conversion of debt to common stock
    (Notes 2 and 9)                                      424,222            4,242            657,555
  Conversion of redeemable preferred
    stock to common stock (Notes 2 and 9)              1,195,017           11,950          1,852,300           3,713,334
  Net loss                                                                                                    (1,929,003)
                                                      ----------       ----------         ----------         -----------
Balance, March 31, 1999                                3,245,517           32,455         10,997,198         (11,478,115)
  Comprehensive loss:
    Net loss                                                                                                 (11,433,926)
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale
      Comprehensive loss
  Issuance of common stock under
    initial public offering (Note 2)                   1,150,000           11,500          9,161,110
  Exercise of options and warrants
    (Note 6)                                             247,420            2,474            424,348
  Provision for compensation -
    nonemployees (Note 6)                                                                    509,838
  Issuance of common stock for
    compensation - nonemployees
    (Note 6)                                             611,250            6,113          6,106,387
  Issuance of common stock for
    accrued interest (Note 9)                             28,147              281            281,189
                                                       ---------        ---------          ---------         -----------


                                                  Net Unrealized
                                                     Loss on               Total
                                                     Investment        Stockholders'
                                                   Securities              Equity
                                                    Available          (Deficiency in
                                                    for Sale              Assets)

Balance, March 31, 1997                                             $ (8,058,145)
  Exercise of options                                                     29,544
  Provision for compensation -
    employees                                                             50,680
  Provision for compensation -
    nonemployees                                                         201,696
  Contributed capital - common
    stockholders                                                         231,734
  Net loss                                                            (1,477,132)
                                                                     -----------
Balance, March 31, 1998                                               (9,021,623)
  Issuance of common stock under
    private placement offering (Note 2)                                  830,657
  Exercise of options (Note 6)                                            13,350
  Provision for compensation -
    nonemployees (Note 6)                                              2,426,000
  Issuance of common stock to
    Criticare (Note 7)                                                   134,483
  Conversion of Criticare debt to
    common stock (Note 9)                                                858,293
  Conversion of debt to common stock
    (Notes 2 and 9)                                                      661,797
  Conversion of redeemable preferred
    stock to common stock (Notes 2 and 9)                              5,577,584
                                                                     -----------
  Net loss                                                            (1,929,003)
                                                                     -----------
Balance, March 31, 1999                                                 (448,462)
  Comprehensive loss:
    Net loss                                                         (11,433,926)
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale                   $(1,178)          (1,178)
                                                                     -----------
      Comprehensive loss                                             (11,435,104)
  Issuance of common stock under
    initial public offering (Note 2)                                   9,172,610
  Exercise of options and warrants
    (Note 6)                                                             426,822
  Provision for compensation -
    nonemployees (Note 6)                                                509,838
  Issuance of common stock for
    compensation - nonemployees
    (Note 6)                                                           6,112,500
  Issuance of common stock for
    accrued interest (Note 9)                                           281,470
                                                        -------      -----------

                                                                                                                         (Continued)


                                      -F5-


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) YEARS ENDED MARCH 31,
1999, 2000 AND 2001 AND THE PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO
MARCH 31, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                  Deficit
                                                            Common                                              Accumulated
                                                         Shares Issued        Common         Additional          During the
                                                             and              Stock           Paid-in           Development
                                                         Outstanding          Amount          Capital              Stage

Balance, March 31, 2000                                   5,282,334         $ 52,823       $ 27,480,070        $ (22,912,041)
  Comprehensive loss:
    Net loss                                                                                                      (9,863,284)
    Other comprehensive income:
      Unrealized loss on investment
        securities available for sale
      Reclassification adjustment for
        loss included in net loss
      Comprehensive loss
  Issuance of common stock under
    private placement offering (Note 2)                     584,250            5,843          4,299,806
  Exercise of options (Note 6)                               88,661              886             41,922
  Provision for compensation -
    nonemployees (Note 6)                                                                     1,739,294
  Contributed capital - common stockholder                                                       13,825
                                                                                           -----------

Balance, March 31, 2001                                   5,955,245         $ 59,552       $ 33,574,917        $ (32,775,325)
                                                         ==========        =========       ============        =============



IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) YEARS ENDED MARCH 31,
1999, 2000 AND 2001 AND THE PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO
MARCH 31, 2001 (UNAUDITED) (continued)
------------------------------------------------------------------------------------------------------------------------------------



                                                          Net Unrealized
                                                            Loss on               Total
                                                          Investment          Stockholders'
                                                          Securities              Equity
                                                           Available          (Deficiency in
                                                           for Sale              Assets)

Balance, March 31, 2000                                   $ (1,178)             $ 4,619,674
                                                                                -----------
  Comprehensive loss:
    Net loss                                                                     (9,863,284)
    Other comprehensive income:
      Unrealized loss on investment
        securities available for sale                       (1,764)                  (1,764)
      Reclassification adjustment for
        loss included in net loss                            2,942                    2,942
                                                            ------              ----------
      Comprehensive loss                                                         (9,862,106)
  Issuance of common stock under
    private placement offering (Note 2)                                           4,305,649
  Exercise of options (Note 6)                                                       42,808
  Provision for compensation -
    nonemployees (Note 6)                                                         1,739,294
  Contributed capital - common stockholder                                           13,825
                                                                                -----------

Balance, March 31, 2001                                       $  0                $ 859,144
                                                              ====              ===========


See notes to financial statements.                                                                                       (Concluded)




                                      -F6-


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 2000 AND 2001 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2001 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------




                                                                                               Years Ended March 31,
                                                                                            1999                  2000

OPERATING ACTIVITIES:
  Net loss                                                                                   $(1,791,314)          $(11,433,926)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation recorded related to issuance of common stock,
      common stock options and warrants                                                        2,426,000              6,622,338
    Depreciation and amortization of property and equipment                                       27,120                 40,341
    Deferred rental obligation                                                                                           39,879
    Equity in loss of joint venture                                                                    2                135,000
    Loss on sales of investment securities - net
    Amortization of debt discounts and issuance costs
    Extraordinary gain on extinguishment of debt                                              (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit
      Other current assets                                                                         5,270                 (2,836)
      Other assets                                                                                                      (19,848)
      Accounts payable                                                                           112,496              1,351,919
      Accrued liabilities                                                                         18,223                (16,447)
      Deferred revenue
                                                                                             -------------         ------------

           Net cash used in operating activities                                                (629,968)            (3,283,580)
                                                                                             -------------         ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                                                                 (1,603,473)
  Proceeds from sales and maturities of investment securities                                                           242,484
  Purchases of property and equipment                                                                                  (247,614)
  Investment in and advances to joint venture                                                         (2)              (135,000)
                                                                                             -------------         ------------

           Net cash used in investing activities                                                      (2)            (1,743,603)
                                                                                             -------------         ------------

FINANCING ACTIVITIES:
  Advances from (repayments of) stockholders and affiliates                                       50,000                (50,000)
  Proceeds from issuance of notes payable
  Principal payments on notes payable                                                            (11,000)              (110,000)
  Payments for debt issuance costs
  Payments for extinguishment of debt                                                           (203,450)
  Proceeds from issuance of preferred stock
  Net proceeds from issuance of common stock                                                     978,490              9,783,502
  Additional capital contributed by stockholders
  Payments for offering costs deferred                                                          (184,070)
                                                                                             -------------         ------------

           Net cash provided by financing activities                                             629,970              9,623,502
                                                                                             -------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   0              4,596,319

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         0                      0
                                                                                             -------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $ 0            $ 4,596,319
                                                                                             =============         ============

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)




                                                                                                                     OCTOBER 15,
                                                                                                                       1984
                                                                                                                     (INCEPTION)
                                                                                           Years Ended March 31,     TO MARCH 31,
                                                                                                  2001                   2001

OPERATING ACTIVITIES:
  Net loss                                                                                  $ (9,863,284)          $(35,145,224)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation recorded related to issuance of common stock,
      common stock options and warrants                                                        1,739,294             13,250,595
    Depreciation and amortization of property and equipment                                       89,616                444,867
    Deferred rental obligation                                                                    (6,368)                33,511
    Equity in loss of joint venture                                                                                     135,002
    Loss on sales of investment securities - net                                                   2,942                  2,942
    Amortization of debt discounts and issuance costs                                                                   134,503
    Extraordinary gain on extinguishment of debt                                                                     (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                                                             (3,812,553)            (3,812,553)
      Other current assets                                                                       (17,089)               (28,289)
      Other assets                                                                                                      (19,848)
      Accounts payable                                                                           164,710              2,024,861
      Accrued liabilities                                                                         36,958                733,875
      Deferred revenue                                                                         3,509,194              3,509,194
                                                                                             -------------         ------------

           Net cash used in operating activities                                              (8,156,580)           (20,164,329)
                                                                                             -------------         ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                                            (199,996)            (1,803,469)
  Proceeds from sales and maturities of investment securities                                  1,558,043              1,800,527
  Purchases of property and equipment                                                            (62,350)              (628,367)
  Investment in and advances to joint venture                                                                          (135,002)
                                                                                             -------------         ------------

           Net cash used in investing activities                                               1,295,697               (766,311)
                                                                                             -------------         ------------

FINANCING ACTIVITIES:
  Advances from (repayments of) stockholders and affiliates                                                             985,172
  Proceeds from issuance of notes payable                                                                             2,645,194
  Principal payments on notes payable                                                                                  (218,119)
  Payments for debt issuance costs                                                                                      (53,669)
  Payments for extinguishment of debt                                                                                  (203,450)
  Proceeds from issuance of preferred stock                                                                           3,330,000
  Net proceeds from issuance of common stock                                                   4,348,457             16,481,741
  Additional capital contributed by stockholders                                                  13,825                245,559
  Payments for offering costs deferred                                                                                 (184,070)
                                                                                             -------------         ------------

           Net cash provided by financing activities                                           4,362,282             23,028,358
                                                                                             -------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (2,498,601)             2,097,718

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 4,596,319                      0
                                                                                             -------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 2,097,718            $ 2,097,718
                                                                                             =============         ============

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)


See notes to financial statements.


                                      -F7-

IMMTECH INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------



1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business - Immtech International, Inc. (the "Company") is a biopharmaceutical company focusing on the discovery, development and commercialization of pharmaceutical and therapeutic drugs for the treatment of opportunistic diseases and cancer in patients with compromised immune responses. The Company has two separate platform technologies for developing drugs, one based on developing a new class of molecules as pharmaceuticals and a second for developing a series of biological proteins that work in conjunction with the immune system.

    The Company was incorporated in 1984. The Company is in the development stage and has directed its efforts toward research and development, hiring scientific and management personnel, arranging for facilities and conducting clinical trials. The Company does not have any products currently available for sale, and no products are expected to be commercially available for several years.

    Going Concern Presentation and Related Risks and Uncertainties - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    Since inception, the Company has incurred accumulated losses of approximately $35,145,000. Management of the Company expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The
    Company does not have any therapeutic products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development, pre-clinical and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

    On December 8, 2000, the Company completed a private placement offering which raised approximately $4,306,000 of additional net equity capital through the issuance of 584,250 shares of common stock. The net proceeds from the private placement offering are not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing unrestricted cash and cash equivalents, the $1,000,000 in proceeds from a legal settlement received on April 20, 2001 (see Note 7), the grants the Company has received or is in the process of receiving, will be sufficient to meet the Company's planned expenditures through August 2001, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

    Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

    Restricted Funds on Deposit - As of March 31, 2001, the Company had approximately $3,813,000 of cash on deposit at a bank which is restricted for use in accordance with an agreement entered into on March 29, 2001 with The University of North at Carolina Chapel Hill (see Note 7).

    Investment Securities - The Company classifies its investment in debt securities as available for sale. Securities available for sale are recorded at fair value, with unrealized gains (losses) recorded as a separate component of stockholders' equity (deficiency in assets). Gains (losses) on the sale of investment securities are recorded on the specific identification method.

    Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method (see Note 3). The investment balance is zero as of March 31, 2000 and 2001.

    Property and Equipment - Property and equipment are recorded at cost and depreciation and amortization are provided using primarily the straight-line method over estimated useful lives ranging from three to seven years.

    Long-Lived Assets - The Company periodically evaluates the carrying value of its property and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

    Deferred Rental Obligation - Rental obligations with scheduled rent increases are recognized on a straight-line basis over the lease term.

    Revenue Recognition - Revenue under grants and research and development agreements is recognized based on the Company's estimates of the stage of completion under the terms of the respective agreements. Amounts received in excess of completion under the terms of the respective agreements are recorded as deferred revenues.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This statement gives specific guidance and clarification on the conditions that must be met before an entity may recognize revenue. The Company adopted SAB No. 101 in fiscal 2001. The implementation of SAB No. 101 did not have an impact on the Company's results of operations and financial position.

    Research and Development Costs - All research and development costs are charged to operations as incurred.

    Income Taxes - The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, the valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carryforwards and other deferred income tax assets.

    Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share and diluted (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. Diluted net income (loss) per share was the same as the basic net income (loss) per share for the years ended March 31, 1999, 2000 and 2001, as the Company's common stock options and warrants were antidilutive.

    As of March 31, 1999, 2000 and 2001, potentially dilutive shares aggregating 1,657,992, 2,341,048 and 2,741,136, respectively, for common stock options and warrants, were not included in net income (loss) per share as their effect was antidilutive for the years then ended .

    Fair Value of Financial Instruments - The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, investment securities available for sale, accounts payable and accrued liabilities) approximates the fair value of such instruments as of March 31, 2000 and 2001.

    Segment Reporting - The Company is a development stage biopharmaceutical company that operates as one segment.

    Comprehensive Loss - Comprehensive loss for the years ended March 31, 2000 and 2001 includes net unrealized losses on investment securities available for sale. There was no income tax effect on the components of comprehensive loss. There were no differences between comprehensive loss and net loss for the year ended March 31, 1999.

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

    New Accounting Standard - In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is required to be adopted on April 1, 2001. The Company has evaluated the impact of this statement and has concluded that the adoption of this statement will not have a material impact on the Company's financial statements as the Company does not have any derivative financial instruments outstanding as of March 31, 2001.

    Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

2.  RECAPITALIZATION, PRIVATE PLACEMENTS, STOCK SPLITS AND INITIAL PUBLIC
    OFFERING

    On July 24, 1998 (the "Effective Date"), the Company (with stockholder approval) completed a recapitalization (the "Recapitalization") pursuant to which: (i) the Company effected a .645260-for-1 reverse stock split of all of the shares of common stock issued and outstanding immediately prior to the Effective Date, resulting in the reduction in the number of issued and outstanding shares of common stock from 2,305,166 to 1,487,431 (the "First Reverse Stock Split"); (ii) the Company's debtholders converted approximately $3,151,000 in stockholder advances, notes payable and related accrued interest and accounts payable outstanding immediately prior to the Effective Date into 1,209,962 shares of common stock (after giving effect to the First Reverse Stock Split) and approximately $203,000 in cash (see Note 7); (iii) the Company's Series A Preferred stockholders converted 1,794,550 shares of Series A Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,157,931 shares of common stock (after giving effect to the First Reverse Stock Split) (see Note 7); (iv) the Company's Series B Preferred stockholders converted 1,600,000 shares of Series B Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,232,133 shares of common stock (after giving effect to the First Reverse Stock Split) (see Note 7); (v) the Company converted options outstanding immediately prior to the Effective Date and held by employees of or consultants to the Company to purchase an aggregate of 1,746,815 shares of common stock into options to purchase 1,127,150 shares of common stock (after giving effect to the First Reverse Stock Split); and (vi) the total number of authorized shares was increased to 35,000,000, consisting of 30,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of preferred stock, $.01 par value.

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

    Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock for $1.74 per share, or aggregate consideration to the Company of $1,000,000 to certain accredited investors under a private placement offering. For services and expenses involved with this Recapitalization, the placement agent, New China Hong Kong Securities Limited ("NCHK") received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $.10 per share. On May 17, 1999, NCHK exercised their warrants. For advisory services in this transaction, RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement with RADE was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants expire July 24, 2004. The private placement offering resulted in net proceeds of approximately $831,000. The Company leases an office facility from RADE which is occupied by both the Company and RADE (see Note 8). During the years ended March 31, 2000 and 2001, the Company paid approximately $75,000 and $102,000, respectively, for the use of the facility. In addition, during the years ended March 31, 1999, 2000 and 2001, approximately $10,000, $131,000 and $41,000, respectively, was paid to RADE as reimbursement for certain administrative expenses paid on behalf of the Company.

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

    On December 8, 2000, the Company completed a private placement offering which raised approximately $4,306,000 of additional equity capital through the issuance of 584,250 shares of common stock.

3.  INVESTMENT IN NEXTERA THERAPEUTICS, INC.

    On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin"), and certain other parties, formed NextEra Therapeutics, Inc. ("NextEra"), to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin provided funding of $1,350,000 to NextEra to fund the scale-up of manufacturing for and initiation of Phase I clinical trials. The Company contributed its rmCRP technology as well as use of its current laboratory facilities for 330,000 common shares of NextEra. During the year ended March 31, 2000, the Company advanced $135,000 to NextEra to fund its operations. The Company did not advance any funds to NextEra in 2001.

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

    NextEra has incurred accumulated losses of approximately $2,076,000 since inception (July 8, 1998) through March 31, 2001. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of March 31, 2001, NextEra's current liabilities exceeded its current assets by approximately $1,612,000 and NextEra had a stockholders' deficiency of approximately $1,590,000.

    As of March 31, 2000 and 2001, the Company owned approximately 44% and 43%, respectively, of the issued and outstanding shares of NextEra common stock.

    On April 27, 2000, Franklin filed a complaint against the Company in the United States District Court for the Southern District of Ohio, Eastern Division alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. The complaint sought compensatory damages, unquantified punitive damages, attorneys' fees, costs and expenses. On March 23, 2001, Franklin voluntarily dismissed its complaint against the Company and together with NextEra filed a new complaint in the Court of Common Pleas, Franklin County, Ohio alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. In addition, NextEra alleged the Company tortuously interfered with an employment agreement between NextEra and the chief scientific officer of NextEra. The complaint sought compensatory damages, unquantified punitive damages, attorneys' fees, costs and expenses. On May 25, 2001, the case was dismissed without prejudice by the Court of Common Pleas, Franklin County, Ohio. The Company is currently in negotiations with Franklin and its designees to resolve certain issues, including the possible restructuring of the joint venture and relationship with NextEra to better position NextEra in its fund raising efforts.

    NextEra's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. NextEra's financial plans for the forthcoming year include the continuing efforts to obtain additional equity financing.

    The Company has recognized an equity loss in NextEra to the extent of the basis of its investment. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. As of March 31, 2000 and 2001, the Company's net investment in NextEra is zero.

    The following is summarized financial information for NextEra as of March 31, 1999, 2000 and 2001 and for the period from inception (July 8, 1998) through March 31, 1999 and for the years then ended:


                                            1999              2000               2001
                                            ----              ----               ----
Current assets                       $    66,000          $  32,000
Noncurrent assets                          5,000             25,000           $ 22,000
Current liabilities:
  Advances from Franklin                 441,000          1,084,000            872,000
  Advances from the Company                                 135,000            135,000
  Advances from other shareholder                            20,000            343,000
  Other                                    2,000             18,000            262,000
Stockholders' deficiency                (372,000)        (1,200,000)        (1,590,000)
Revenues                                                                        77,000
Net loss                                (397,000)        (1,019,000)          (660,000)
Net loss (inception to date)            (397,000)        (1,416,000)        (2,076,000)

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

    As of March 31, 2001 the Company did not have any investment securities available for sale. The amortized cost and carrying value (fair value) of investment securities available for sale as of March 31, 2000 is summarized as follows:



                                                  GROSS           GROSS
                                AMORTIZED        UNREALIZED    UNREALIZED         FAIR
                                  COST            GAINS          LOSSES           VALUE

Corporate debt securities      $  933,759         $119          $(1,142)       $ 932,736
Asset backed securities           427,230                          (155)         427,075
                               ----------        -----          --------      ----------
Total                          $1,360,989         $119          $(1,297)      $1,359,811
                               ==========        =====          ========      ==========

    As of March 31, 2000, the net unrealized losses on investment securities available for sale aggregated $1,178. Proceeds from the sales of investment securities during the year ended March 31, 2001 were $1,558,043. Gross gains and gross losses of $212 and $3,154, respectively, were realized on such sales during the year ended March 31, 2001.

5.  INCOME TAXES

    The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carryforwards and other deferred income tax assets.

    The Company has no significant deferred income tax liabilities. Significant components of the Company's deferred income tax assets are as follows:



                                                                    YEARS ENDED MARCH 31,
                                                       -------------------------------------------
                                                        1999            2000            2001
Deferred income tax assets:
  Federal net operating loss carryforwards             $ 2,552,000    $ 6,970,000      $ 8,772,000
  State net operating loss carryforwards                   259,000        880,000        1,085,000
  Federal income tax credit carryforwards                   89,800        126,500          400,000
  Deferred revenue                                                                       1,358,000
                                                        ----------     ----------      -----------
           Total deferred income tax assets            $ 2,900,800      7,976,500       11,615,000
                                                        ----------     ----------      -----------

Valuation allowance                                     (2,900,800)    (7,976,500)     (11,615,000)
                                                        ----------     ----------      -----------
Net deferred income taxes recognized
  in the accompanying balance sheets                   $        0     $        0       $         0
                                                        ==========     ==========      ===========




    As of March 31, 2001, the Company had federal net operating loss carryforwards of approximately $25,800,000 which expire from 2006 through 2021. The Company also has approximately $22,600,000 of state net operating loss carryforwards as of March 31, 2001, which expire from 2009 through 2021, available to offset future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of the Company's net operating loss carryforwards for federal income tax purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2001, the Company had federal income tax credit carryforwards of approximately $400,000 which expire from 2008 through 2021.

    The income tax provision was $0 for each of the years ended March 31, 1999, 2000 and 2001.

    A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:



                                                                                     YEARS ENDED MARCH 31,
                                                                             --------------------------------
                                                                               1999        2000         2001

Federal statutory income tax rate                                            (34.0)%     (34.0)%      (34.0)%
State income taxes                                                            (4.8)       (4.8)        (4.8)
Non-deductible compensation and expenses                                      29.2         1.7          6.8
Benefit of federal and state net operating loss and tax
  credit carryforwards and other deferred income tax assets
  not recognized                                                               9.6        37.1         32.0
                                                                             ------       ------     ------

           Effective income tax rate                                             0%          0%           0%
                                                                             ======       ======     ======

6.  COMMON STOCK OPTIONS AND WARRANTS

    On October 12, 2000, the Company's stockholders approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities as part of the 2000 Stock Incentive Plan which provides for the issuance of up to 350,000 shares of common stock, at a price equal to fair value at the date of grant.

    The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options vest over periods ranging from 0 to 4 years and generally expire at five or ten years. As of March 31, 2001, there were 181,500 stock options available for grant.

    During the year ended March 31, 1999, the Company issued 96,787 options to nonemployees and recognized expense of $206,000 related to such options, including approximately $196,000 of expense related to certain options issued during the year which vest over a four year service period. During the year ended March 31, 2000, the Company issued 2,176 options to nonemployees and recognized expense of approximately $37,000 related to such options and approximately $473,000 of expense related to certain options issued during the year ended March 31, 1999 which vest over a four year service period. During the year ended March 31, 2001, the Company issued 105,000 options to nonemployees and recognized expense of approximately $326,000 related to such options and approximately $126,000 of expense related to certain options issued during the year ended March 31, 1999 which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued.

    The activity during the years ended March 31, 1999, 2000 and 2001 for the Company's stock options is summarized as follows:


                                                                                   WEIGHTED
                                                   NUMBER OF    STOCK OPTIONS       AVERAGE
                                                    SHARES       PRICE RANGE      EXERCISE PRICE

Outstanding as of March 31, 1998                    480,030      $0.31-  1.74        $0.59
  Granted                                            96,787       0.46-  2.70         0.68
  Exercised                                         (40,650)      0.31-  0.34         0.33
  Expired                                           (19,175)      0.31-  0.59         0.39
                                                   ---------    -------------        ------
Outstanding as of March 31, 1999                    516,992       0.31-  2.70         0.64
  Granted                                             2,176              0.59         0.59
  Exercised                                        (103,120)      0.31-  2.70         0.71
                                                   ---------    -------------        ------
Outstanding as of March 31, 2000                    416,048       0.31-  1.74         0.63
  Granted                                           168,500       8.50- 11.50        11.05
  Exercised                                         (88,661)      0.31-  0.59         0.48
  Expired                                           (29,751)      0.31-  0.59         0.57
                                                   ---------    -------------        ------
Outstanding as of March 31, 2001                    466,136      $0.34- 11.50        $4.43
                                                   =========    =============        =====

Exercisable as of March 31, 1999                    446,014     $0.31-   2.70        $0.67
Exercisable as of March 31, 2000                    379,493      0.31-   1.74         0.64
Exercisable as of March 31, 2001                    330,885      0.34-  11.50         2.33



    The following table summarizes information about stock options outstanding as of March 31, 2001:



                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                         -------------------------------------------     -----------------------------
                                           WEIGHTED
                            SHARES         AVERAGE        WEIGHTED           SHARES         WEIGHTED
                           OUTSTANDING AT  REMAINING      AVERAGE          EXERCISABLE AT   AVERAGE
         RANGE OF          MARCH 31,       CONTRACTUAL    EXERCISE         MARCH 31,        EXERCISE
       EXERCISE PRICES       2001          LIFE-YEARS      PRICE              2001           PRICE

          $0.34               72,515           0.25         $ 0.34             72,515        $ 0.34
         0.46 to 0.59        169,631           5.52           0.46            150,820          0.47
           1.74               55,490           7.04           1.74             55,490          1.74
        8.50 to 11.50        168,500           7.73          11.05             52,060         11.16
                            --------          =====         ======            -------        ======
                             466,136           5.68         $ 4.43            330,885        $ 2.33
                            ========          =====        =======           ========       =======


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

    On July 31, 2000, the Company entered into an agreement with the principals of Stonegate Securities, Inc. ("Stonegate") for assistance to be provided by Stonegate in connection with raising additional equity capital for the consideration of warrants to purchase 200,000 shares of the Company's common stock. Pursuant to a notice of termination of the agreement dated December 8, 2000, 100,000 of the warrants shall not vest. The remaining 100,000 warrants expire on July 31, 2005 and have an exercise price of $12.06 per share. The Company recorded a general and administrative expense of $866,000 during the year ended March 31, 2001, as the warrants were for compensation unrelated to the December 8, 2000 private placement offering. The expense was determined based on the estimated fair value of the 100,000 issued and vested warrants.

    On March 15, 2001, the Company entered into a one year agreement with The Kriegsman Group ("Kriegsman") for assistance to be provided by Kriegsman to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions. This agreement may be terminated by either party after September 14, 2001, with 30 days notice. As compensation for these services, the Company is to pay a retainer fee to Kriegsman of $20,000 per month through February 2002. The Company has also granted Kriegsman warrants to purchase 250,000 shares of the Company's common stock at $10.75 per share. Warrants to purchase 100,000 shares vested immediately while the remaining 150,000 warrants vest when the Company's market capitalization reaches certain milestones. These warrants are exercisable over a five year period and contain a cashless exercise provision. The Company recorded a general and administrative expense of approximately $422,000 during the year ended March 31, 2001 for the estimated fair value of the 100,000 issued and vested warrants.

    The following table summarizes information about common stock warrants outstanding as of March 31, 2001:

                                                   WARRANTS
                         EXERCISE PRICE          OUTSTANDING          EXPIRATION DATE

$6.47 per share                                      225,000        July 24, 2004
$6.47 per share                                      750,000        October 12, 2004
$10.75 per share                                     250,000        March 15, 2006
$12.06 per share                                     100,000        July 31, 2005
$16.00 per share                                     100,000        April 30, 2003
$20.52 per share (see Note 7)                        850,000        April 30, 2009
                                                  ----------
Total warrants outstanding                         2,275,000
                                                  ==========


    The 850,000 common stock warrants with an exercise price of $20.52 per share were cancelled as of April 20, 2001 (see Note 7).

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

    During the year ended March 31, 2001, the Company issued 63,500 options to certain employees and directors. If the Company had recognized compensation expense for the options granted during the years ended March 31, 1999, 2000 and 2001, consistent with the method prescribed by SFAS No. 123, net income
    (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:


                                                               YEARS ENDED MARCH 31,
                                                  ----------------------------------------------
                                                    1999            2000            2001

Net income (loss) attributable to common
  stockholders - as reported                      $ 1,784,331     $(11,433,926)   $ (9,863,284)
Net income (loss) attributable to common
  stockholders - pro forma                        $ 1,781,318     $(11,440,266)   $ (9,939,284)
Net income (loss) per share attributable to
  common stockholders - as reported                    $ 0.73          $ (2.27)        $ (1.78)
Net income (loss) per share attributable to
  common stockholders - pro forma                      $ 0.73          $ (2.27)        $ (1.79)



    The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for grants during the year ended March 31, 2001: 1) expected dividend yield of 0%, 2) risk-free interest rate of 5.6%, 3) expected volatility of 74.1%, and
    4) expected option life of 8.2 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income (loss) or the future stock price of the Company. There were no stock options granted to any employees during the years ended March 31, 1999 and 2000. The weighted average estimated fair value of employee stock options granted during the year ended March 31, 2001 was $7.98 per share. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

    The pro forma effect on net income (loss) for the years ended March 31, 1999, 2000 and 2001 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation cost related to grants made prior to April 1, 1996.

7.  COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

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

    The Company initially acquired its rights to the platform technology and dications developed by a consortium of universities including The University of North Carolina at Chapel Hill ("UNC"), Duke University, Auburn University and Georgia State University (the "Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC on behalf of itself and the other academic institutions in the Consortium. The Consortium Agreement commits the parties to, collectively, research, develop, finance the research and development of, manufacture and market the technology and compounds owned by the Consortium and then licensed or optioned to Pharm-Eco (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Consortium after the date thereof through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

    The Consortium Agreement contemplated that upon the completion of the Company's initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company and Pharm-Eco, with respect to the Current Compounds, and the Company and UNC, (on behalf of the Consortium), with respect to Future Compounds, will enter into license agreements for, or assignments of, the intellectual property rights relating to the Compounds held by Pharm-Eco and the Consortium; pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

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

    As a result of the closing of the IPO, the Company issued an aggregate of 611,250 shares of common stock, of which 137,500 shares were issued to the Consortium and 473,750 shares were issued to Pharm-Eco or persons designated by Pharm-Eco. The Company recorded research and development costs of $6,112,500 during the three months ended June 30, 1999, based on the estimated fair value of the 611,250 shares issued.

    Pursuant to the Consortium Agreement, the Company may, subject to the satisfaction of certain conditions, be required to issue 100,000 shares of common stock shares of common stock to be issued to the Consortium upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product covered by the Consortium Agreement under Current Compounds. In addition, the Company will pay the Consortium an aggregate royalty of 5% of net sales derived from the Compounds, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay the Consortium, in addition to the royalty described above, 2.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement, and will pay to Pharm-Eco 2.5% of all signing, milestone and other nonroyalty payments made to the Company pursuant to the sublicense agreement.

    In June 1999, the Company entered into an agreement with Pharm-Eco to use reasonable efforts to form a joint venture to produce good manufacturing practices quality, as defined, dicationic drugs and products for clinical testing and for early commercialization. Pharm-Eco was unable to manufacture certain required compounds and the Company subsequently engaged alternate suppliers who successfully manufactured the compounds.

    In August 2000, Pharm-Eco and two of its senior executives filed suit in Delaware against the Company in connection with a dispute under the Consortium Agreement. The Company responded by denying the allegations and filing a counter-claim against Pharm-Eco for breach of contract.

    The Company filed a Motion for Summary Judgment, which was granted on February 21, 2001. In his Memorandum Opinion, the Vice Chancellor hearing the proceeding dismissed all of the plaintiffs' claims against the Company and held that Pharm-Eco had breached its contract with the Company by failing to grant or assign to the Company a certain license. On March 12, 2001, the Vice Chancellor signed a Final Order and Judgment directing Pharm-Eco to execute and deliver to the Company an agreement granting or assigning to the Company the license. On March 27, 2001, Pharm-Eco and the Company entered into an agreement assigning the license. No further claims against the Company remain in this proceeding, and on May 1, 2001, a Stipulation of Dismissal was filed with the Court.

    On April 20, 2001, the Company entered into a settlement agreement with Pharm-Eco and certain other parties resolving all remaining matters between them. Pursuant to this agreement, the Company received a cash payment of $1,000,000; an assignment from Pharm-Eco of various contract rights; and a termination of all of the Company's obligations to Pharm-Eco, including, without limitation, (a) the obligation to issue an aggregate of 850,000 warrants for shares of the Company's stock, (b) the obligation to issue shares of common stock upon the occurrence of a certain future event, (c) the obligation to pay a percentage of all non-royalty payments that the Company might receive under any sublicense that the Company might enter into with respect to certain compounds, and (d) certain accounts payable which Pharm-Eco claimed to be owed of approximately $160,000; and a release of any and all claims that Pharm-Eco may have had against the Company.

    The Company is required to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any Compounds or products. During the years ended March 31, 1999, 2000 and 2001, the Company expensed grant payments to UNC of $300,000, $650,000 and $400,000, respectively. Such payments were expensed as research and development costs.

    During the years ended March 31, 1999 and 2000, the Company recognized revenues of approximately $171,000 and $6,000, respectively, for research related to two specific research grants from the National Institutes of Health ("NIH") and expensed payments to UNC and other universities included in the Consortium of patient related costs and other contracted research of approximately $64,000 and $6,000, respectively, for contracted research related to such grants. There is no additional funding available to the Company under the aforementioned grants. In August 1999, the Company received a Small Business Innovation Research Grant
    ("SBIR") of approximately $598,000 from the NIH to research various infections. During the years ended March 31, 2000 and 2001, the Company recognized revenues of approximately $363,000 and $235,000, respectively, from this grant and expensed payments to UNC of approximately $56,000 and $51,000, respectively, for contracted research related to such grant.

    In August 2000, the Company received two additional SBIR research grants from the NIH aggregating approximately $831,000. During the year ended March 31, 2001, the Company recognized revenues of approximately $329,000 from these grants. During the year ended March 31, 2001, the Company expensed payments of approximately $164,000 to UNC and other universities included in the Consortium for contracted research related to these grants.

    During the years ended March 31, 1999, 2000 and 2001, the Company expensed approximately $104,000, $411,000 and $470,000, respectively, of other payments to UNC and other universities included in the Consortium for patent related costs and other contracted research. Total payments expensed to UNC and other universities included in the Consortium were approximately $468,000, $1,123,000 and $1,085,000 during the years ended March 31, 1999, 2000 and 2001, respectively. Included in accounts payable as of March 31, 2000 and 2001, were approximately $71,000 and $250,000, respectively, due UNC and other universities included in the Consortium.

    In November 2000, the Bill Melinda Gates Foundation awarded a $15,114,000 grant to UNC to develop new drugs to treat Human African Trypanosomiasis (sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. On March 29, 2001, the Company received the first installment of $4,300,000, of which approximately $791,000 was utilized for clinical and research purposes conducted and expensed during the year ended March 31, 2001. The Company recognized revenues of approximately $791,000 during the year ended March 31, 2001 for services performed under the agreement. The remaining amount (approximately $3,509,000) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

    In connection with obtaining the consent of Criticare Systems, Inc. ("Criticare"), a significant stockholder of the Company, to the private placement of stock by NCHK in 1998, the Company transferred to Criticare, on July 2, 1998, certain of its intangible assets and 86,207 shares of the Company's common stock for $150,000. These intangible assets included (1) a license for rmCRP as a therapy for treating sepsis (a bacterial infection which quickly overwhelms the immune system and can lead to sudden death), and (2) rights to certain diagnostic products. The shares issued were assigned a fair value of $134,483 and the remainder ($15,517) was recorded as revenue during the year ended March 31, 1999.

    The license granted to Criticare for rmCRP included patents and know-how developed by the Company. NextEra has licensed the rights for producing rmCRP back to the Company for use with sepsis applications. Criticare assigned the technology to another party and the assignee had until July 2, 1999, to raise a minimum of $500,000 to fund both the development of the sepsis technology and the initiation of clinical trials. The Company has not received notification from the assignee as to whether or not the funds have been raised. The Company is required to pay the cost of maintaining and defending the patents until the initial financing is completed by the assignee.

    The rights transferred to Criticare for the diagnostic products included rights to the Company's diagnostic products for measuring hemoglobin A1c in diabetic patients and Carbohydrate Deficient Transferring ("CDT") as a marker in the blood for long-term alcohol consumption, as well as patents that have been issued for both technologies and exclusive worldwide rights from Northwestern University to develop and sell the products, which now inure to the benefit of Criticare. Criticare is responsible for the maintenance and prosecution of the patents for both technologies.

    In March 1998, the Company entered into an option and worldwide exclusive license agreement with Sigma Diagnostics, Inc. ("Sigma") for hemoglobin Alc technology which the Company had the right to. The option part of the agreement allows Sigma to evaluate the technology for potential manufacturing and use on instrumentation developed by Sigma. The option agreement includes a series of payments as specific research milestones are met. The first two milestones were completed and payments by Sigma of $45,000 were received by the Company and recognized as revenue during the year ended March 31, 1999. Criticare, which on July 2, 1998 acquired the Company's rights to future payments from Sigma, is entitled to up to $110,000 of contingent milestone and license payments. In addition, if a license is purchased by Sigma and sales are made through commercial sales, Criticare is entitled to annual royalty payments. The Company will receive no ongoing revenues nor will it have any further obligations to Sigma.

8.  OTHER COMMITMENTS AND CONTINGENCIES

    Operating Leases - In December 1999, the Company began leasing its main office and research facility under an operating lease that requires lease payments starting in March 2000 of approximately $12,100 per month through March 2003 and $12,800 from April 2003 through March 2005. The Company is required to pay certain real estate and occupancy costs. In July 1999, the Company began leasing an additional office facility from RADE that is occupied by both the Company and RADE, on a month-to-month basis, for approximately $8,500 per month.

    As discussed in Note 3, NextEra paid a portion of the Company's lease obligation under a former operating lease agreement. This lease expired in December 1999, at which time NextEra discontinued making any lease payments on the Company's behalf. NextEra made approximately $43,000 and $35,000 of lease payments for the Company during the years ended March 31, 1999 and 2000, respectively.

    Total rent expense was approximately $6,000, $152,000 and $242,000 for all leases during the years ended March 31, 1999, 2000 and 2001, respectively.

    As of March 31, 2001, future minimum lease payments required under the aforementioned noncancellable operating lease approximated the following:


                 YEARS                                     LEASE
                ENDING                                   PAYMENTS
               MARCH 31,

                2002                                     $146,000
                2003                                      146,000
                2004                                      153,000
                2005                                      140,000
                                                         --------
                Total                                    $585,000


    Other Contingencies -

    In June 2000, Technikrom, Inc. ("Technikrom") filed a claim against the Company with the American Arbitration Association in Chicago, Illinois. In that proceeding, Technikrom seeks to recover $124,000 in fees, interest and costs for certain method development services provided to the Company relating to the purification of a protein known as rmCRP. The Company has filed a counterclaim against Technikrom for fraudulent inducement of contract which seeks compensatory damages of at least $224,000 plus interest and costs. The Company has also sought a declaratory judgment that Technikrom, inter alia, failed to use its best efforts to develop a purification method within the time parameters set by the parties. The parties have engaged an arbitrator and are proceeding with the arbitration process. In the opinion of management, ultimate resolution of this matter will not have a material effect on the Company's financial statements.


    The Company is involved in various other claims and litigation incidental to its operations. In the opinion of management, ultimate resolution of these actions will not have a material effect on the Company's financial statements.

9.  OTHER RETIRED OBLIGATIONS

    Advances from Stockholders and Affiliates - Criticare, a significant stockholder of the Company, who, as of March 31, 1998, owned 1,000,000 shares of Series A Preferred Stock, 1,200,000 shares of Series B Preferred Stock and 112,501 shares of common stock, had advanced $597,722 to the Company as of March 31, 1998. Interest on the advances accrued at a rate of 5%. The advances were payable on demand. On July 24, 1998, Criticare exchanged $597,722 of advances and $68,368 of accrued interest for 145,353 shares of common stock (see Note 2). The carrying value of the outstanding Criticare indebtedness under the advances in excess of the estimated fair value of the shares of common stock and cash exchanged was accounted for as additional paid-in capital.

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

    Notes Payable - Interest on a $100,000 loan to the State of Illinois stopped accruing during the year ended March 31, 1996, when the maximum interest of $281,470 from this loan was reached. The accrued interest obligation was settled with the issuance of 28,147 shares of common stock in May 1999.

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

    Redeemable Preferred Stock - On July 24, 1998, the Series A and B Preferred stockholders exchanged their preferred shares for an aggregate 1,195,017 shares of common stock (see Note 2). The holders of the Series A and Series B Preferred Stock had cumulative dividend preferences at the rate of 8% per annum, compounded daily, of the liquidation value thereof, plus accumulated and unpaid dividends thereon, in preference to any dividend on common stock, payable when and if declared by the Company's Board of Directors. Dividends accrued whether or not they had been declared and whether or not there were profits, surplus or other funds of the Company legally available for the payment of dividends.

    The difference between the initial estimated fair value of the Series A Preferred Stock and the aggregate redemption value of $440,119 was amortized by a credit to retained earnings (deficit accumulated during the developmental stage) and a debit to the carrying value of the redeemable preferred stock during the period from issuance to December 21, 1997, using the interest method.

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

10. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company did not pay any income taxes or interest during the years ended March 31, 1999, 2000 and 2001.

    NON-CASH FINANCING ACTIVITIES:

    During the years ended March 31, 1999, 2000 and 2001, the Company issued common stock, common stock options and warrants as compensation for services. During the year ended March 31, 1999, the Company increased the carrying value of the Series A and B Preferred Stock by amounts representing the value of dividends not currently declared or paid, but which are payable under mandatory redemption features. In connection with the Recapitalization (see Note 2) during the year ended March 31, 1999, the preferred stock, and certain debt, accrued interest, accounts payable and shareholder advances were converted to common stock. During the year ended March 31, 2000, the Company issued common stock as consideration for an accrued interest obligation.

    During the year ended March 31, 1999, the Company paid and deferred certain offering costs which were netted with the proceeds of an initial public offering during the year ended March 31, 2000. The amounts of these transactions are summarized as follows:



                                                                                YEARS ENDED MARCH 31,
                                                                   ----------------------------------------
                                                                      1999          2000           2001
Issuance of common stock, common stock options and warrants
   as compensation for services                                     $ 2,426,000    $6,622,338     $1,739,294
Common stock issued as consideration for payment of
  accrued interest                                                                    281,470
Offering costs paid and deferred in prior year netted with proceeds
  of initial public offering as a reduction of additional paid-in capital             184,070
Preferred stock dividends accrued                                       137,689
Conversion of preferred stock to common stock                         5,577,584
Conversion of debt, accrued interest and accounts payable to
  common stock                                                        1,702,110
Conversion of Criticare debt to common stock                            858,293
Conversion of shareholder advances to common stock                      387,450






                                   * * * * * *