Form 10KSB/A
period 2001-03-31
IMMTECH INTERNATIONAL INC
filed 2001-07-06
CIK 882509

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                               (Amendment No. 1)


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


            The Company has two disciplines for developing new drugs, a pharmaceutical program and a biological program. The Company's primary discipline, the pharmaceutical program, focuses on the discovery, development and commercialization of drugs to treat fungal, parasitic, bacterial and viral diseases. The pharmaceutical program is based on technology for developing a class of compounds known as dications. The technology is the result of a research program at several universities focused on understanding how dications bind to the deoxyribonucleic acid ("DNA") of infectious micro-organisms. Dications have two positively charged ends that are held together by a chemical linker. The structure of the dications, with positive charges on both ends (shaped like molecular barbells) allows dications to bind to the negatively charged active sites (sites where enzymes interact with DNA) in certain areas of an organism's DNA (like a band-aid). The bound dications prevent enzymes necessary to sustain the life of the infectious micro-organism from attaching to its DNA's active sites. Research has shown that once a site is occupied by a dication, enzymes critical to the life of the organism are blocked and the organism dies.



            The Company's biological program, operated through a joint venture with the Franklin Research Group in a company called NextEra Therapeutics, Inc. ("NextEra"), concentrates on the development and commercialization of products for treating cancer and AIDS. The biological program is focused on the development of a synthetic protein to replace a protein usually found in human blood called modified C-reactive protein ("mCRP"). The Company's research has shown that mCRP is noticeably absent, or present at severely reduced levels, in the tissues of patients with cancer. Laboratory tests, in both animal studies and human clinical trials, showed that the synthetic mCRP caused the subjects to produce larger quantities of CD4 & CD8 cells, which are two major classes of immune cells found in the bloodstream, thereby enhancing the potential immune response in patients with cancer or AIDS. This biological program was delayed in April 2000, when our joint venture partner, Franklin Research Group ("Franklin"), filed suit against the Company. The parties entered a Stipulation of Dismissal in May 2001, which resulted in a withdrawal of the suit without prejudice (See Item 3, Legal Proceedings). NextEra's research and development of its product candidates continues, but at a slowed pace while it seeks additional funding. The management of NextEra believes it has sufficient capital to fund operations through September 2001. There is no guarantee that it will not need additional funds before then or that funds will be available to NextEra after September 2001 sufficient to fund further operations.

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


            Pursuant to a clinical research subcontract between the Company and UNC, UNC is to pay to the Company $9.8 million of the $15.1 million grant in installments over approximately five years, subject to certain terms and conditions. For its part, the Company will oversee Phase II and Phase III human clinical trials (See Government Regulation, this Item) on a dication compound known as DB289 for potential use against Trypanosomiasis and pre-clinical animal studies on another dication compound, to be selected, for potential use against Leishmaniasis. The Company will select the compound to be researched for potential use against Leishmaniasis based on input from the scientists who conducted the pre-clinical animal studies and the Company's economic appraisals.

            As a condition of the clinical research subcontract, the Company is required to segregate grant funds from other Company funds and to use the grant proceeds only for developing drugs for treatment of Trypanosomiasis and Leishmaniasis. Pursuant to the clinical research subcontract, the Company has received and will receive Gates Foundation grant funds from UNC as follows: (a) $4.3 million has been received to pay for Phase II clinical trials to test DB289's effectiveness against Trypanosomiasis in 30 to 40 volunteers, (b) upon completion of the Phase II clinical trials (in approximately 18 months), $3.4 million is to be paid to the Company to fund Phase III clinical trials to test compound DB289's effectiveness against Trypanosomiasis on a larger, more diverse group of volunteers, and (c) $2.1 million of the grant is to be paid by UNC to the Company to oversee the manufacture, testing and pre-clinical studies upon selection of a compound to treat Leishmaniasis. The Company expects to select a compound for the Leishmaniasis tests within two to three years and the terms of the research agreement require Company to select this compound within five years or forfeit the payment.

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

RESEARCH

Research Agreement with University Consortium
---------------------------------------------


            On January 15, 1997, the Company entered into an agreement (as amended, the "Consortium Agreement") with UNC and Pharm-Eco Laboratories, Inc. ("Pharm-Eco") (to which each of Duke University ("Duke"), Auburn University ("Auburn"), and Georgia State University ("Georgia State") agreed shortly thereafter to become a party. The four universities are collectively referred to as the "Consortium"). The Consortium Agreement provided for dications developed by Consortium-member personnel to be licensed to the Company for commercialization. To date, the Consortium members have designed approximately 1,200 dications and are continuing to develop more, using proprietary technology. One or more of the universities comprising the Consortium have patents covering the molecular structure of the dications as well as, in some cases, the use of a particular compound for potential treatment of a particular disease or infection. Pursuant to the Consortium Agreement, Pharm-Eco agreed to transfer to the Company the worldwide exclusive license to use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on dications developed by the Consortium prior to January 15, 1997 and previously licensed (together with related technology and patents) to Pharm-Eco. In March 2001, Pharm-Eco assigned the license to the Company. The Consortium Agreement also requires the Consortium to grant the Company a similar worldwide exclusive license covering products based on dications developed by the Consortium after January 15, 1997. In accordance with the Consortium Agreement, the Company and the Consortium are currently negotiating this license agreement. The Consortium Agreement has provided the Company with rights to the Consortium's library of approximately 1,200 existing dications and to future dications to be designed by the Consortium. Personnel of the universities of the Consortium are considered to be among the world's leading experts in infectious diseases, computer forecasting of pharmaceutical drugs and computer generated drug designs.


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

JOINT VENTURES


NextEra
-------

            On July 8, 1998, the Company, Franklin Research Group ("Franklin") and Dr. Larry Potempa entered into a joint venture agreement pursuant to which they formed NextEra Therapeutics, Inc. ("NextEra"). The Company and Franklin did this to combine their resources to develop therapeutic products for treating cancer and related diseases. NextEra focuses on the development of a recombinant modified C-reactive protein ("rmCRP").

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


--------------------------------------------------------------------------------
CLINICAL TRIAL       TRIAL DESIGN / PHASE           EXPECTED RESULT
--------------------------------------------------------------------------------

DB075
Diarrhea /           o  Phase I                     o  Safety
Cryptosporidiosis    o  50 people in normal health  o  Pharmacokinetics
(outside funding     o  Oral dosing - dose levels      (absorption and
required)            o  Single and Multiple dose       distribution in the body)
                        levels


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

TRYPANOSOMIASIS PROGRAM


            The WHO estimates that there are 300,000 to 500,000 active cases of human Trypanosomiasis in central Africa and another 55 million people there at risk of contracting the disease. A WHO survey suggests that an "epidemic situation" for Trypanosomiasis exists in the sub-Sahara region of Africa. Epidemic levels are also being approached in Angola, Sudan, Uganda and the Republic of Congo. If left untreated, Trypanosomiasis is fatal.

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

            Researchers have discovered that, as part of the immune system's response to disease, the blood protein C-reactive protein "CRP" is modified by the body to form modified CRP ("mCRP"). Modified CRP strengthens tissues and their interconnective structures that work to increase the body's ability to resist disease and improve the effectiveness of the immune system. mCRP is found naturally in healthy tissues surrounding blood vessels, in the tissues in lymphatic organs, and in cells that secrete proteins or other cell products. In contrast, mCRP is absent (or present in greatly reduced amounts) in cancerous tissues found in the lung, breast or prostate.

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

TARGET MARKET


            The infectious disease market represents a major opportunity for Immtech. The WHO reported that in 1997 infectious diseases caused approximately 17 million deaths worldwide, comprised of 3.9 million from respiratory infections, 3.0 million from TB, 2.1 million from malaria, 1.5 million from AIDS, 1.2 million from hepatitis, and 5.3 million from other infections. In addition, approximately 2 million people will contract infections this year during a hospital stay, adding approximately 8 million days of extended hospital stay at an annual cost of $4.5 billion.


            According to a recent Glaxo-SmithKline report, the estimated worldwide sales of drugs to combat infectious diseases was approximately $39 billion in 1999. Seven individual anti-infective drugs each had sales of more than $1 billion in that year. Most prominent anti-infective drugs are targeted against specific bacterial and fungal infections. There is, however, an acute need to develop new drugs to treat not only primary infections but also opportunistic infections (i.e. infections that affect patients with compromised immune systems). The emergence around the world of drug-resistant strains of infectious micro-organisms has contributed to this need, as has the growing immunosuppressed population created by disease (e.g., HIV) and the use of immunosuppressive drugs (e.g., chemotherapeutic agents), such as for organ transplant patients so that their immune system does not fight the transplanted organ.


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


            Another emerging opportunistic infection, Cryptosporidium parvum, occurs not only in AIDS patients but also in patients with weakened or suppressed immune systems (which includes cancer patients on chemotherapy, transplant patients, and the elderly), and occasionally in the general population. An outbreak of Cryptosporidium parvum in Milwaukee in 1993 afflicted approximately 400,000 people and was fatal to approximately 100 people. This life-threatening ailment also affects a small percentage of AIDS patients, with greater prevalence in AIDS patients who reside outside the United States, where protease inhibitors are not readily available or affordable (approximately 2% to 5% of AIDS patients in the United States and up to 10% of AIDS patients outside of the United States). To date, there is no approved drug to treat Cryptosporidium parvum-associated diarrhea. Immtech's expects to have the first drug in human clinical trials by 2002 and to gain "fast-track" approval from the FDA for treatment of diarrhea.


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

BIOLOGICAL PRODUCTS

            The Company has developed a recombinant (synthetically made) form of the protein mCRP. Recombinant manufacturing involves the use of cloned genetic material (DNA) to produce proteins in large quantities. NextEra scientists have successfully cloned and expressed the gene for mCRP into Escherichia coli ("E. coli") (modified the DNA of an E. coli bacteria to resemble and behave as mCRP). NextEra has developed and patented methods to isolate rmCRP from E. coli and remove other cell debris produced in the fermentation process. NextEra scientists have determined that their synthetic protein has the same characteristics as the naturally occurring protein and has shown promising safety and effectiveness characteristics in an initial human trial. NextEra is continuously documenting the safety and effectiveness of rmCRP to expeditiously file an investigational new drug application ("IND") with the FDA in order to conduct Phase I & Phase IIa human clinical trials with its rmCRP product candidates (See "Government Regulation," this Section).


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


            Pursuant to the Consortium Agreement, licenses and options to license patents for the dications developed by the Consortium prior to January 15, 1997, which were previously licensed or optioned to Pharm-Eco, were then transferred to Immtech by Pharm-Eco as of March 2001. In accordance with the terms of the Consortium Agreement, we have obtained license rights to the patents covering the technology platform for making dicationic pharmaceutical products and to treat certain microbial infections with such products. To date the Company has exclusively licensed 71 patents, which includes 38 U.S. patents, pursuant to the Consortium Agreement. All of the patents on our pharmaceutical product candidates have been filed by UNC jointly with the other academic institutions of the Consortium.

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


SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN."


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

                                   PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, AND DIRECTORS

            The executive officers, and directors of the Company are as follows:

NAME                         AGE     POSITION
----                         ---     --------

T. Stephen Thompson          54      Director, President and Chief Executive
                                     Officer


Cecilia Chan                 38      Executive Vice President


Gary C. Parks                51      Treasurer, Secretary and Chief Financial
                                     Officer

Byron E. Anderson, Ph.D.     59      Director

Harvey R. Colten, MD         62      Director

Eric L. Sorkin               41      Director

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


            Cecilia Chan, Executive Vice President. Ms. Chan joined Immtech in 1997. She is responsible for fund raising, evaluating joint venture opportunities, and licensing developments in addition to directing the Company's capital resources as the Company advances through its various stages of development. Prior to joining Immtech, Ms. Chan was a Vice President at Dean Witter Realty, Inc. until 1993. During her eight years at that firm Ms. Chan completed over $500 million in investments. Since 1993, Ms. Chan has created and funded investments in the United States and China. She graduated from New York University in 1985 with a B.S. in International Business.

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

                          NUMBER OF SECURITIES        % OF TOTAL OPTIONS/SARS         EXERCISE OR
                        UNDERLYING OPTIONS/SARS       GRANTED TO EMPLOYEES IN          BASE PRICE       EXPIRATION
NAME                            GRANTED                     FISCAL YEAR                 ($/SH)             DATE
----                    -----------------------       -----------------------         -----------       ----------

T. Stephen Thompson               0                             N/A                       N/A               N/A

Gary C. Parks                     0                             N/A                       N/A               N/A
------------------------------------------------------------------------------------------------------------------

AGGREGATE OPTION/WARRANT EXERCISES IN YEAR ENDED MARCH 31, 2001 AND OPTION/WARRANT VALUES AT MARCH 31, 2001

                                                                                      Value of Un-Exercised
                                                  Number of Unexercised Options at   In-The-Money Options at
                                                             3/31/01 (#)                    3/31/01 ($)
                                                  --------------------------------   -----------------------
                         Shares
                       Acquired on    Realized
                       Exercise (#)     Value      Exercisable      Un-exercisable    Exercisable      Un-exercisable
                       ------------   --------     -----------      --------------    -----------      --------------

T. Stephen Thompson           0            0          36,133              0            174,545(2)           0

Gary C. Parks             7,097       37,508(1)       28,390              0            132,003(3)           0
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

                                      NUMBER OF SHARES
                                       OF COMMON STOCK           PERCENTAGE OF
                                        BENEFICIALLY          OUTSTANDING SHARES
NAME AND ADDRESS                          OWNED (1)            OF COMMON STOCK

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

                                      NUMBER OF SHARES
                                       OF COMMON STOCK           PERCENTAGE OF
                                        BENEFICIALLY          OUTSTANDING SHARES
NAME AND ADDRESS                          OWNED (1)            OF COMMON STOCK

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
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

                                      NUMBER OF SHARES
                                       OF COMMON STOCK           PERCENTAGE OF
                                        BENEFICIALLY          OUTSTANDING SHARES
NAME AND ADDRESS                          OWNED (1)            OF COMMON STOCK


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


            In addition, Immtech will pay the Consortium an aggregate royalty of 5% of net sales of any products derived from the Compounds, except that the royalty payable on any compound developed at Duke University will be determined by negotiation at the time such compound is marketed. In the event that Immtech sublicenses its rights with respect to the compounds, Immtech will pay the Consortium, in addition to the royalty described above, 12.5% of all signing, milestone and other non-royalty payments made to Immtech pursuant to the sublicense agreement, unless Immtech uses such payments which it receives to fund research and clinical development of any Compounds, in which case Immtech shall pay the Consortium only 2.5% of such payments. As a result of the completion of the IPO: (a) Pharm-Eco was entitled to designate for appointment one representative to Immtech's Board of Directors (which was revoked pursuant to the settlement agreement dated May 1, 2001), (b)

UNC is entitled to designate one person as a non-voting observer of all meetings and other proceedings of Immtech's Board of Directors, (c) Immtech has begun making quarterly $100,000 Research Grants to UNC commencing April, 1999, and continuing every three months thereafter until, at a minimum, April, 2002 and
(d) Immtech will pay all costs to obtain, maintain and defend all patents and patent applications relating to any compounds or products. As of the filing of this report, UNC has not designated a non-voting observer.

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


Date:     7/06/01                       By: /s/ T. Stephen Thompson
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


3.2 (1)               By-laws of the Company, with amendment


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

10.9 (2) Office Lease, dated August 26, 1999, by and between the Company and Arthur J. Rogers & Co.

10.10 (1)             License Agreement, dated August 25, 1993, by and between
                      the University of North Carolina at Chapel Hill and
                      Pharm-Eco Laboratories, Inc.


10.11 (1)             Assignment Agreement, dated as of March 27, 2001, by and
                      between the Company and Pharm-Eco Laboratories, Inc.


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

10.16 (3)             Assignment of Intellectual Properties, dated June 29,
                      1998, between the Company and Criticare Systems, Inc.

10.18 (3)             Assignment Agreement, dated June 26, 1998, by and between
                      the Company and Criticare Systems, Inc.

10.19 (3)             Assignment Agreement, dated June 29, 1998, by and between
                      the Company and Criticare Systems, Inc.

10.20 (3)             International Patent, Know-How and Technology License
                      Agreement, dated June 29, 1998, by and between the Company and Criticare Systems, Inc.

10.21 (3)             Employment Agreement, dated 1992, by and between the
                      Company and T. Stephen Thompson

10.22 (4)             Funding and Research Agreement, dated September 30, 1998,
                      by and among the Company, NextEra Therapeutics, Inc. and Franklin Research Group, Inc.

10.23 (7)             Two Year Plus 200% Lock-Up Agreement executed by James Ng

10.24 (7)             Employment Agreement, dated 1998, by and between NextEra
                      and Lawrence Potempa.

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




                                      -F1-

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          PAGE


INDEPENDENT AUDITORS' REPORT                                               F3

FINANCIAL STATEMENTS AS OF MARCH 31,
 2000 AND 2001 AND FOR THE YEARS ENDED
 MARCH 31, 1999, 2000 AND 2001, AND FOR
 THE PERIOD FROM OCTOBER 15, 1984 (DATE
 OF INCEPTION) TO MARCH 31, 2001
 (UNAUDITED):

  Balance Sheets                                                          F4-F5

  Statements of Operations                                                 F6

  Statements of Stockholders' Equity (Deficiency in Assets)               F7-F11

  Statements of Cash Flows                                               F12-F13

  Notes to Financial Statements                                          F14-F31




                                      -F2-

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


                                      -F3-

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
                                                             ==========         ==========



See notes to financial statements.



                                      -F4-


--------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY                                         2000          2001

CURRENT LIABILITIES:
  Accounts payable (Note 7)                                              $1,531,011     $1,695,721
  Accrued liabilities                                                        33,904         70,862
  Deferred revenue (Notes 1 and 7)                                                       3,509,194
                                                                         ----------     ----------


           Total current liabilities                                      1,564,915      5,275,777

DEFERRED RENTAL OBLIGATION (Notes 1 and 8)                                   39,879         33,511
                                                                         ----------     ----------

           Total liabilities                                              1,604,794      5,309,288
                                                                         ----------     ----------

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






                                      -F5-


IMMTECH INTERNATIONAL, INC.
  (A Development Stage Enterprise)

  STATEMENTS OF OPERATIONS
  YEARS ENDED MARCH 31, 1999, 2000 AND 2001 AND THE PERIOD FROM
  OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2001 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------


                                                                                                            October 15,
                                                                                                                1984
                                                                                                            (Inception)
                                                                          YEARS ENDED MARCH 31,             to March 31,
                                                               ------------------------------------------       2001
                                                                  1999           2000           2001


  REVENUES (Notes 1 and 7)                                     $    266,952    $   368,844    $ 1,354,943     $ 3,711,860
                                                               ------------   -------------   ------------   -------------
  EXPENSES:


    Research and development (Notes 1, 6 and 7)                     738,762     10,255,301      6,694,546      24,543,054
    General and administrative (Notes 6 and 7)                    2,685,404      1,731,348      4,719,298      14,412,760
    Equity in loss of joint venture (Notes 1 and 4)                       2        135,000                        135,002
                                                               ------------   -------------   ------------   -------------

             Total expenses                                       3,424,168     12,121,649     11,413,844      39,090,816
                                                               ------------   -------------   ------------   -------------
  LOSS FROM OPERATIONS                                           (3,157,216)   (11,752,805)   (10,058,901)    (35,378,956)
                                                               ------------   -------------   ------------   -------------

  OTHER INCOME (EXPENSE):
    Interest income                                                   5,680        318,879        198,559         523,118
    Interest expense                                                (67,543)                                   (1,129,502)
    Loss on sales of investment securities - net                                                   (2,942)         (2,942)
    Cancelled offering costs                                                                                     (584,707)
                                                               ------------   -------------   ------------   -------------
             Other income (expense) - net                           (61,863)       318,879        195,617       (1,194,033)
                                                               ------------   -------------   ------------   -------------
  LOSS BEFORE EXTRAORDINARY ITEM                                 (3,219,079)   (11,433,926)    (9,863,284)    (36,572,989)

  EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
    (Notes 2 and 9)                                               1,427,765                                     1,427,765
                                                               ------------   -------------   ------------   -------------
  NET LOSS                                                       (1,791,314)   (11,433,926)    (9,863,284)    (35,145,224)

  CONVERSION OF REDEEMABLE PREFERRED STOCK
    (Notes 2 and 9)                                               3,713,334                                     3,713,334

  REDEEMABLE PREFERRED STOCK PREMIUM
    AMORTIZATION (Note 9)                                                                                         440,119


  REDEEMABLE PREFERRED STOCK DIVIDENDS (Note 9)                    (137,689)                                   (1,783,554)
                                                               ------------   -------------   ------------   -------------
  NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                               $  1,784,331   $ (11,433,926)  $ (9,863,284)  $ (32,775,325)
                                                               ============   =============   ============   =============

  NET INCOME (LOSS) PER SHARE ATTRIBUTABLE
    TO COMMON STOCKHOLDERS (Note 1):
    Loss before extraordinary gain                             $      (1.31)    $    (2.27)       $ (1.78)
    Extraordinary gain                                                 0.58
                                                               ------------   -------------   ------------
    Net loss                                                          (0.73)         (2.27)         (1.78)
    Redeemable preferred stock conversion and dividends                1.46
                                                               ------------   -------------   ------------
  NET INCOME (LOSS) PER SHARE ATTRIBUTABLE
    TO COMMON STOCKHOLDERS                                     $       0.73     $    (2.27)       $ (1.78)
                                                               ============   =============   ============
  SHARES USED IN COMPUTING NET INCOME (LOSS) PER
    SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS                     2,446,297      5,036,405      5,545,190
                                                               ============   =============   ============



  See notes to financial statements.



                                      -F6-


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
  YEARS ENDED MARCH 31, 1999, 2000 AND 2001 AND THE PERIOD FROM
  OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2001 (UNAUDITED)
  ----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                  Deficit
                                                        Common                                                  Accumulated
                                                    Shares Issued         Common           Additional           During the
                                                         and              Stock             Paid-in             Development
                                                     Outstanding          Amount            Capital                Stage


October 15, 1984 (date of inception)
  Issuance of common stock to founders                    113,243         $ 1,132          $  24,868
                                                         --------         --------         ---------
Balance, March 31, 1985                                   113,243           1,132             24,868
  Issuance of common stock                                 85,368             854            269,486
  Net loss                                                                                                      $ (209,569)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1986                                   198,611           1,986            294,354              (209,569)
  Issuance of common stock                                 42,901             429            285,987
  Net loss                                                                                                         (47,486)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1987                                   241,512           2,415            580,341              (257,055)
  Issuance of common stock                                  4,210              42             28,959
  Net loss                                                                                                        (294,416)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1988                                   245,722           2,457            609,300              (551,471)
  Issuance of common stock                                 62,792             628            569,372
  Provision for compensation                                                                 489,975
  Net loss                                                                                                        (986,746)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1989                                   308,514           3,085          1,668,647            (1,538,217)
  Issuance of common stock                                 16,478             165            171,059
  Provision for compensation                                                                 320,980
  Net loss                                                                                                        (850,935)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1990                                   324,992           3,250          2,160,686            (2,389,152)
  Issuance of common stock                                    218               2              1,183
  Provision for compensation                                                                   6,400
  Net loss                                                                                                        (163,693)
                                                         --------         -------          ---------            ----------
Balance, March 31, 1991                                   325,210           3,252          2,168,269            (2,552,845)
  Issuance of common stock                                 18,119             181             85,774
  Provision for compensation                                                                 864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                          57,917
  Net loss                                                                                                      (1,479,782)
                                                         --------         -------          ---------          ------------
Balance, March 31, 1992                                   343,329           3,433          3,176,456            (4,032,627)
  Issuance of common stock                                195,790           1,958             66,839
  Provision for compensation                                                                 191,502
  Net loss                                                                                                      (1,220,079)
                                                         --------         -------          ---------          ------------
Balance, March 31, 1993                                   539,119           5,391          3,434,797            (5,252,706)
  Issuance of common stock                                107,262           1,073             40,602
  Provision for compensation                                                                  43,505
  Net loss                                                                                                      (2,246,426)
                                                         --------         -------          ---------          ------------
Balance, March 31, 1994                                   646,381           6,464          3,518,904            (7,499,132)
  Net loss                                                                                                      (1,661,677)
                                                         --------         -------          ---------          ------------
Balance, March 31, 1995                                   646,381           6,464          3,518,904            (9,160,809)
  Issuance of common stock for
    compensation                                           16,131             161              7,339
  Net loss                                                                                                      (1,005,962)
                                                         --------         -------          ---------          ------------

Balance, March 31, 1996                                   662,512           6,625          3,526,243           (10,166,771)
  Issuance of common stock                                 12,986             130              5,908
  Provision for compensation -
    employees                                                                                 45,086
  Provision for compensation -
    nonemployees                                                                              62,343
  Issuance of warrants to purchase
    common stock                                                                              80,834
  Net loss                                                                                                      (1,618,543)
                                                         --------         -------          ---------          ------------


                                      -F7-



                                                        Net Unrealized
                                                            Loss on              Total
                                                          Investment         Stockholders'
                                                          Securities             Equity
                                                           Available         (Deficiency in
                                                           for Sale             Assets)
October 15, 1984 (date of inception)
  Issuance of common stock to founders                                        $    26,000
                                                                              -----------
Balance, March 31, 1985                                                            26,000
  Issuance of common stock                                                        270,340
  Net loss                                                                       (209,569)
                                                                              -----------
Balance, March 31, 1986                                                            86,771
  Issuance of common stock                                                        286,416
  Net loss                                                                        (47,486)
                                                                              -----------
Balance, March 31, 1987                                                           325,701
  Issuance of common stock                                                         29,001
  Net loss                                                                       (294,416)
                                                                              -----------
Balance, March 31, 1988                                                            60,286
  Issuance of common stock                                                        570,000
  Provision for compensation                                                      489,975
  Net loss                                                                       (986,746)
                                                                              -----------
Balance, March 31, 1989                                                           133,515
  Issuance of common stock                                                        171,224
  Provision for compensation                                                      320,980
  Net loss                                                                       (850,935)
                                                                              -----------
Balance, March 31, 1990                                                          (225,216)
  Issuance of common stock                                                          1,185
  Provision for compensation                                                        6,400
  Net loss                                                                       (163,693)
                                                                              -----------
Balance, March 31, 1991                                                          (381,324)
  Issuance of common stock                                                         85,955
  Provision for compensation                                                      864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                               57,917
  Net loss                                                                     (1,479,782)
                                                                              -----------
Balance, March 31, 1992                                                          (852,738)
  Issuance of common stock                                                         68,797
  Provision for compensation                                                      191,502
  Net loss                                                                     (1,220,079)
                                                                              -----------
Balance, March 31, 1993                                                        (1,812,518)
  Issuance of common stock                                                         41,675
  Provision for compensation                                                       43,505
  Net loss                                                                     (2,246,426)
                                                                              -----------
Balance, March 31, 1994                                                        (3,973,764)
  Net loss                                                                     (1,661,677)
                                                                              -----------
Balance, March 31, 1995                                                        (5,635,441)
  Issuance of common stock for
    compensation                                                                    7,500
  Net loss                                                                     (1,005,962)
                                                                              -----------
Balance, March 31, 1996                                                        (6,633,903)
  Issuance of common stock                                                          6,038
  Provision for compensation -
    employees                                                                      45,086
  Provision for compensation -
    nonemployees                                                                   62,343
  Issuance of warrants to purchase
    common stock                                                                   80,834
  Net loss                                                                     (1,618,543)
                                                                              -----------


                                                                                                                 (Continued)



                                      -F8-

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


                                      -F9-



                                                  Net Unrealized
                                                     Loss on            Total
                                                   Investment        Stockholders'
                                                   Securities           Equity
                                                    Available       (Deficiency in
                                                    for Sale            Assets)

Balance, March 31, 1997                                             $ (8,058,145)
  Exercise of options                                                     29,544
  Provision for compensation -
    employees                                                             50,680
  Provision for compensation -
    nonemployees                                                         201,696
  Contributed capital - common
    stockholders                                                         231,734
  Net loss                                                            (1,477,132)
                                                                     -----------
Balance, March 31, 1998                                               (9,021,623)
  Issuance of common stock under
    private placement offering (Note 2)                                  830,657
  Exercise of options (Note 6)                                            13,350
  Provision for compensation -
    nonemployees (Note 6)                                              2,426,000
  Issuance of common stock to
    Criticare (Note 7)                                                   134,483
  Conversion of Criticare debt to
    common stock (Note 9)                                                858,293
  Conversion of debt to common stock
    (Notes 2 and 9)                                                      661,797
  Conversion of redeemable preferred
    stock to common stock (Notes 2 and 9)                              5,577,584
  Net loss                                                            (1,929,003)
                                                                     -----------
Balance, March 31, 1999                                                 (448,462)
  Comprehensive loss:                                                -----------
    Net loss                                                         (11,433,926)
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale                   $(1,178)          (1,178)
                                                                     -----------
      Comprehensive loss                                             (11,435,104)
  Issuance of common stock under
    initial public offering (Note 2)                                   9,172,610
  Exercise of options and warrants
    (Note 6)                                                             426,822
  Provision for compensation -
    nonemployees (Note 6)                                                509,838
  Issuance of common stock for
    compensation - nonemployees
    (Note 6)                                                           6,112,500
  Issuance of common stock for
    accrued interest (Note 9)                                           281,470
                                                        -------      -----------


                                                                                                                 (Continued)



                                      -F10-


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) YEARS ENDED MARCH 31,
1999, 2000 AND 2001 AND THE PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO
MARCH 31, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                  Deficit
                                                            Common                                              Accumulated
                                                         Shares Issued        Common         Additional          During the
                                                             and              Stock           Paid-in           Development
                                                         Outstanding          Amount          Capital              Stage


Balance, March 31, 2000                                   5,282,334         $ 52,823       $ 27,480,070        $ (22,912,041)
  Comprehensive loss:
    Net loss                                                                                                      (9,863,284)
    Other comprehensive income:
      Unrealized loss on investment
        securities available for sale
      Reclassification adjustment for
        loss included in net loss
      Comprehensive loss
  Issuance of common stock under
    private placement offering (Note 2)                     584,250            5,843          4,299,806
  Exercise of options (Note 6)                               88,661              886             41,922
  Provision for compensation -
    nonemployees (Note 6)                                                                     1,739,294
  Contributed capital - common stockholder                                                       13,825
                                                         ----------         --------       ------------        -------------


Balance, March 31, 2001                                   5,955,245         $ 59,552       $ 33,574,917        $ (32,775,325)
                                                         ==========         ========       ============        =============



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




                                      -F11-


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 2000 AND 2001 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2001 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------





                                                                                                    Years Ended March 31,
                                                                                                 --------------------------
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
                                                                                             =============         ============

SUPPLEMENTAL CASH FLOW INFORMATION (Note 10)


                                     -F12-


                                                                                                                     OCTOBER 15,
                                                                                                                       1984
                                                                                           Years Ended March 31,     (INCEPTION)
                                                                                           ---------------------     TO MARCH 31,
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


                                     -F13-

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



                                     -F14-

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

    Restricted Funds on Deposit - As of March 31, 2001, the Company had approximately $3,813,000 of cash on deposit at a bank which is restricted for use in accordance with an agreement entered into on March 29, 2001 with The University of North Carolina at Chapel Hill (see Note 7).

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



                                     -F15-

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

    As of March 31, 1999, 2000 and 2001, potentially dilutive shares aggregating 1,657,992, 2,341,048 and 2,741,136, respectively, for common stock options and warrants, were not included in net income (loss) per share as their effect was antidilutive for the years then ended.

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



                                     -F16-

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



                                     -F17-

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


                                     -F18-

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


                                     -F19-

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



                                     -F20-



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


                                     -F21-

    The activity during the years ended March 31, 1999, 2000 and 2001 for the Company's stock options is summarized as follows:

                                                                                    WEIGHTED
                                                   NUMBER OF    STOCK OPTIONS        AVERAGE
                                                    SHARES       PRICE RANGE      EXERCISE PRICE

Outstanding as of March 31, 1998                    480,030      $0.31-  1.74        $0.59
  Granted                                            96,787       0.46-  2.70         0.68
  Exercised                                         (40,650)      0.31-  0.34         0.33
  Expired                                           (19,175)      0.31-  0.59         0.39
                                                   ---------    -------------        ------
Outstanding as of March 31, 1999                    516,992       0.31-  2.70         0.64
  Granted                                             2,176              0.59         0.59
  Exercised                                        (103,120)      0.31-  2.70         0.71
                                                   ---------    -------------        ------
Outstanding as of March 31, 2000                    416,048       0.31-  1.74         0.63
  Granted                                           168,500       8.50- 11.50        11.05
  Exercised                                         (88,661)      0.31-  0.59         0.48
  Expired                                           (29,751)      0.31-  0.59         0.57
                                                   ---------    -------------        ------
Outstanding as of March 31, 2001                    466,136      $0.34- 11.50        $4.43
                                                   =========    =============        =====

Exercisable as of March 31, 1999                    446,014     $0.31-   2.70        $0.67
Exercisable as of March 31, 2000                    379,493      0.31-   1.74         0.64
Exercisable as of March 31, 2001                    330,885      0.34-  11.50         2.33


    The following table summarizes information about stock options outstanding as of March 31, 2001:

                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                         -------------------------------------------     -----------------------------
                                           WEIGHTED
                            SHARES         AVERAGE        WEIGHTED           SHARES         WEIGHTED
                           OUTSTANDING AT  REMAINING      AVERAGE          EXERCISABLE AT   AVERAGE
         RANGE OF          MARCH 31,       CONTRACTUAL    EXERCISE         MARCH 31,        EXERCISE
       EXERCISE PRICES       2001          LIFE-YEARS      PRICE              2001           PRICE


          $0.34               72,515           0.25         $ 0.34             72,515        $ 0.34
         0.46 to 0.59        169,631           5.52           0.46            150,820          0.47
           1.74               55,490           7.04           1.74             55,490          1.74
        8.50 to 11.50        168,500           7.73          11.05             52,060         11.16
                             -------           ----         ------            -------        ------
                             466,136           5.68         $ 4.43            330,885        $ 2.33
                             =======           ====         ======            =======        ======



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


                                     -F22-

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


                                     -F23-

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


                                     -F24-

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


                                     -F25-

    Pursuant to the Consortium Agreement, the Company may, subject to the satisfaction of certain conditions, be required to issue 100,000 shares of common stock to the Consortium upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product covered by the Consortium Agreement under Current Compounds. In addition, the Company will pay the Consortium an aggregate royalty of 5% of net sales derived from the Compounds, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay the Consortium, in addition to the royalty described above, 12.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement, unless Immtech uses such payments which it receives to fund research and clinical development of any Compounds, in which case Immtech shall pay the Consortium only 2.5% of such payments.

    In June 1999, the Company entered into a research and manufacturing agreement with Pharm-Eco for Pharm-Eco to produce good manufacturing practices quality, as defined, dicationic drugs and products for clinical testing and for early commercialization. Pharm-Eco was unable to manufacture certain required compounds and the Company subsequently engaged alternate suppliers who successfully manufactured the compounds.


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


    The Company is required to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any Compounds or products based on any Compounds. During the years ended March 31, 1999, 2000 and 2001, the Company expensed grant payments to UNC of $300,000, $650,000 and $400,000, respectively. Such payments were expensed as research and development costs.



                                     -F26-

    During the years ended March 31, 1999 and 2000, the Company recognized revenues of approximately $171,000 and $6,000, respectively, for research related to two specific research grants from the National Institutes of Health ("NIH") and expensed payments to UNC and other universities included in the Consortium of patient related costs and other contracted research of approximately $64,000 and $6,000, respectively, for contracted research related to such grants. There is no additional funding available to the Company under the aforementioned grants. In August 1999, the Company received a Small Business Innovation Research ("SBIR") grant of approximately $598,000 from the NIH to research various infections. During the years ended March 31, 2000 and 2001, the Company recognized revenues of approximately $363,000 and $235,000, respectively, from this grant and expensed payments to UNC of approximately $56,000 and $51,000, respectively, for contracted research related to such grant.


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


    In November 2000, the Bill & Melinda Gates Foundation awarded a $15,114,000 grant to UNC to develop new drugs to treat Human African Trypanosomiasis (sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000 of the grant funds, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies for these two diseases. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. On March 29, 2001, the Company received the first installment of $4,300,000, of which approximately $791,000 was utilized for clinical and research purposes conducted and expensed during the year ended March 31, 2001. The Company recognized revenues of approximately $791,000 during the year ended March 31, 2001 for services performed under the agreement. The remaining amount (approximately $3,509,000) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.


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


                                     -F27-

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


                                     -F28-

    As of March 31, 2001, future minimum lease payments required under the aforementioned noncancellable operating lease approximated the following:


                 YEARS                                     LEASE
                ENDING                                   PAYMENTS
               MARCH 31,


                2002                                     $146,000
                2003                                      146,000
                2004                                      153,000
                2005                                      140,000
                                                         --------
                Total                                    $585,000
                                                         ========


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


                                     -F29-

    As of March 31, 1999, NextEra and the Company's president had each advanced $25,000 to the Company. The advances were non-interest bearing and were repaid in May 1999.


    Notes Payable - Interest on a $100,000 loan from the State of Illinois stopped accruing during the year ended March 31, 1996, when the maximum interest of $281,470 from this loan was reached. The accrued interest obligation was settled with the issuance of 28,147 shares of common stock in May 1999.


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


                                     -F30-

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


    During the year ended March 31, 1999, the Company paid and deferred certain offering costs which were netted with the proceeds of an initial public offering during the year ended March 31, 2000. The amounts of these transactions are summarized as follows:


                                                                                          YEARS ENDED MARCH 31,
                                                                              ------------------------------------------
                                                                                1999             2000            2001
Issuance of common stock, common stock options and warrants
   as compensation for services                                               $ 2,426,000    $ 6,622,338     $ 1,739,294
Common stock issued as consideration for payment of
  accrued interest                                                                               281,470
Offering costs paid and deferred in prior year netted with proceeds
  of initial public offering as a reduction of additional paid-in capital                        184,070
Preferred stock dividends accrued                                                 137,689
Conversion of preferred stock to common stock                                   5,577,584
Conversion of debt, accrued interest and accounts payable to
  common stock                                                                  1,702,110
Conversion of Criticare debt to common stock                                      858,293
Conversion of shareholder advances to common stock                                387,450


                                   * * * * * *

                                      -F31-