Form 10-Q
period 2001-06-30
IMMTECH INTERNATIONAL INC
filed 2001-08-14
CIK 882509

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                   Commission file number: 000-25669

                           IMMTECH INTERNATIONAL, INC.
              ----------------------------------------------------
              (Name of Small Business as specified in its Charter)

                    Delaware                              39-1523370
         -------------------------------       ---------------------------------
         (State or other jurisdiction of         (I.R.S. Employer Identification
         incorporation or organization)                 Identification No.)

           150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (847) 573-0033

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2001, 6,005,371 shares of the Registrant's common stock, par value $0.01 ("Common Stock"), were outstanding.

Transitional Small Business Disclosure Format: (Check One):  Yes [ ]  No [X]

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION..................................................1

Item 1.  Condensed Financial Statements........................................1
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........16


PART II. OTHER INFORMATION....................................................16

Item 1.  Legal Proceedings....................................................16
Item 2.  Changes in Securities................................................17
Item 3.  Defaults Upon Senior Securities......................................18
Item 4.  Submission of Matters to a Vote of Security Holders..................18
Item 5.  Other Information....................................................18
Item 6.  Exhibits, and Reports on Form 8-K....................................18


SIGNATURES....................................................................19

                         PART I. FINANCIAL INFORMATION

                ITEM 1.  CONDENSED FINANCIAL STATEMENTS.


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                                          JUNE 30,        MARCH 31,
ASSETS                                                                      2001             2001
                                                                          --------        ---------

CURRENT ASSETS:
  Cash and cash equivalents                                             $  1,277,062    $  2,097,718
  Restricted funds on deposit                                              2,822,145       3,812,553
  Other current assets                                                         3,788          28,289
                                                                        ------------    ------------

           Total current assets                                            4,102,995       5,938,560

PROPERTY AND EQUIPMENT - Net                                                 249,638         210,024

OTHER ASSETS                                                                  19,848          19,848
                                                                        ------------    ------------

TOTAL                                                                   $  4,372,481    $  6,168,432
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  1,030,275    $  1,695,721
  Accrued liabilities                                                         75,862          70,862
  Deferred revenue                                                         2,645,048       3,509,194
                                                                        ------------    ------------

           Total current liabilities                                       3,751,185       5,275,777

DEFERRED RENTAL OBLIGATION                                                    31,921          33,511
                                                                        ------------    ------------

           Total liabilities                                               3,783,106       5,309,288
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and unissued
  Common stock, par value $0.01 per share, 30,000,000 shares authorized, 6,005,371 and 5,955,245 shares issued and outstanding
    as of June 30, 2001 and March 31, 2001, respectively                      60,054          59,552
  Additional paid-in capital                                              33,669,981      33,574,917
  Deficit accumulated during the developmental stage                     (33,140,660)    (32,775,325)
                                                                        ------------    ------------

           Total stockholders' equity                                        589,375         859,144
                                                                        ------------    ------------

TOTAL                                                                   $  4,372,481    $  6,168,432
                                                                        ============    ============


See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                   OCTOBER 15,
                                                                                      1984
                                                       THREE MONTHS ENDED        (INCEPTION) TO
                                                           JUNE 30,                   JUNE 30,
                                                 ----------------------------         2001
                                                      2001           2000

REVENUES                                         $  1,122,838    $    135,578    $  4,834,698
                                                 ------------    ------------    ------------

EXPENSES:

  Research and development                            544,294       2,177,118      25,087,348
  General and administrative                          969,397         595,996      15,382,157
  Equity in loss of joint venture                                                     135,002
                                                 ------------    ------------    ------------

           Total expenses                           1,513,691       2,773,114      40,604,507
                                                 ------------    ------------    ------------

LOSS FROM OPERATIONS                                 (390,853)     (2,637,536)    (35,769,809)
                                                 ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                      25,518          96,949         548,636
  Interest expense                                                                 (1,129,502)
  Loss on sales of investment securities - net                         (2,942)         (2,942)
  Cancelled offering costs                                                           (584,707)
                                                 ------------    ------------    ------------

           Other income (expense) - net                25,518          94,007      (1,168,515)
                                                 ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                       (365,335)     (2,543,529)    (36,938,324)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                                            1,427,765
                                                 ------------    ------------    ------------

NET LOSS                                             (365,335)     (2,543,529)    (35,510,559)

REDEEMABLE PREFERRED STOCK
  CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                        2,369,899
                                                 ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                            $   (365,335)   $ (2,543,529)   $(33,140,660)
                                                 ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.06)   $      (0.48)
                                                 ============    ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED LOSS PER SHARE                  5,998,834       5,344,119
                                                 ============    ============


See notes to condensed financial statements.


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                                                                 OCTOBER 15,
                                                                                                    1984
                                                                     THREE MONTHS ENDED         (INCEPTION) TO
                                                                          JUNE 30,                 JUNE 30,
                                                                 -----------------------             2001
                                                                       2001         2000
OPERATING ACTIVITIES:
  Net loss                                                       $   (365,335)   $ (2,543,529)   $(35,510,559)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Compensation recorded related to issuance of common
      stock, common stock options and warrants                         76,723          49,516      13,327,318
    Depreciation and amortization of property and equipment            22,380          26,083         467,247
    Deferred rental obligation                                         (1,590)         (1,592)         31,921
    Equity in loss of joint venture                                                                   135,002
    Loss on sales of investment securities - net                                        2,942           2,942
    Amortization of debt discounts and issuance costs                                                 134,503
    Extraordinary gain on extinguishment of debt                                                   (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                                     990,408                      (2,822,145)
      Other current assets                                             24,501          11,200          (3,788)
      Other assets                                                                                    (19,848)
      Accounts payable                                               (665,446)         51,667       1,359,415
      Accrued liabilities                                               5,000          10,546         738,875
      Deferred revenue                                               (864,146)                      2,645,048
                                                                 ------------    ------------    ------------

           Net cash used in operating activities                     (777,505)     (2,393,167)    (20,941,834)
                                                                 ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                                 (199,996)     (1,803,469)
  Proceeds from sales and maturities of investment securities                       1,558,043       1,800,527
  Purchases of property and equipment                                 (61,994)        (30,950)       (690,361)
  Investment in and advances to joint venture                                                        (135,002)
                                                                 ------------    -------------   ------------

           Net cash (used in) provided by investing activities        (61,994)      1,327,097        (828,305)
                                                                 ------------    ------------    ------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                           985,172
  Proceeds from issuance of notes payable                                                           2,645,194
  Principal payments on notes payable                                                                (218,119)
  Payments for debt issuance costs                                                                    (53,669)
  Payments for extinguishment of debt                                                                (203,450)
  Proceeds from issuance of redeemable preferred stock                                              3,330,000
  Net proceeds from issuance of common stock                           18,843          41,808      16,562,073
                                                                 ------------    ------------    ------------

           Net cash provided by financing activities                   18,843          41,808      23,047,201
                                                                 ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (820,656)     (1,024,262)      1,277,062

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,097,718       4,596,319
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  1,277,062    $  3,572,057    $  1,277,062
                                                                 ============    ============    ============


See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared by Immtech International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's previously filed Form 10-KSB/A (Amendment No. 1).

2.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (the "Company") is a biopharmaceutical company focusing on the discovery, development and commercialization of pharmaceutical and therapeutic drugs for the treatment of opportunistic diseases and cancer in patients with compromised immune responses. The Company has two separate platform technologies for developing drugs, one for developing a new class of molecules as pharmaceuticals and the other for developing (Through NextEra Therapeutics, Inc., a joint-venture among the Company, Franklin Research Group, Inc. and certain other parties. See Note 3.) a series of biological proteins that work in conjunction with the immune system.

      The Company was incorporated in 1984. The Company is in the development stage and has directed its efforts toward research and development, hiring scientific and management personnel, arranging for facilities and conducting laboratory and clinical trials of product candidates. The Company does not have any products currently available for sale, and no products are expected to be commercially available for several years.

      Going Concern Presentation and Related Risks and Uncertainties - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      Since inception, the Company has incurred accumulated losses of approximately $35,511,000. Management expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. The Company does not have any products currently available for sale, and none are expected to be commercially available for several years, if at all. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company will require substantial funds to conduct research and development and laboratory and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

      The Company's working capital is not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded and is awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through September 2001, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing their efforts to obtain additional equity and/or debt financing (see Note 7), obtain additional research grants and enter into various research and development agreements with other entities.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

      Restricted Funds on Deposit - Restricted funds on deposits consist of cash on deposit at a bank which is restricted for use in accordance with a clinical research subcontract agreement with The University of North Carolina at Chapel Hill (see Note 5).

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

      Comprehensive Loss - Comprehensive loss for the three months ended June 30, 2000 was as follows:

      Net loss                                                      $(2,543,529)
      Other comprehensive income (loss):
      Unrealized loss on investment securities available for sale        (1,764)
      Reclassification adjustment for loss included in net loss           2,942
                                                                     -----------
      Comprehensive loss                                            $(2,542,351)
                                                                     ===========


      There were no differences between comprehensive loss and net loss for the three months ended June 30, 2001.

      New Accounting Standards - In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, was adopted on April 1, 2001 and had no impact on the Company's financial statements.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and applies to all business combinations completed after June 30, 2001. There are also transition provisions that apply to purchase business combinations completed prior to June 30, 2001. SFAS No. 141 is effective immediately. SFAS No. 142 is effective for the Company beginning April 1, 2002, and applies to goodwill and other intangible assets recognized in the Company's balance sheet as of that date, regardless of when those assets were initially recognized. The Company has evaluated SFAS No. 142 and anticipates that SFAS No. 142 will have no impact on its financial statements when adopted.

      Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

3.    INVESTMENT IN NEXTERA THERAPEUTICS, INC.

      On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and certain other parties, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin provided funding of $1,350,000 to NextEra to fund the scale-up of manufacturing for and initiation of certain clinical trials of NextEra's product candidates. The Company contributed its rmCRP technology as well as use of its current laboratory facilities for 330,000 common shares of NextEra. During the year ended March 31, 2000, the Company advanced $135,000 to NextEra to fund its operations. The Company did not advance any funds to NextEra during the three months ended June 30, 2000 and 2001.

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

      NextEra has incurred accumulated losses of approximately $2,080,000 since inception (July 8, 1998) through June 30, 2001. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of June 30, 2001, NextEra's current liabilities exceeded its current assets by approximately $1,505,000 and NextEra had a stockholders' deficiency of approximately $1,484,000.

      As of June 30, 2001 and March 31, 2001, the Company owned approximately 29% and 43%, respectively, of the issued and outstanding shares of NextEra common stock.

      On April 27, 2000, Franklin filed a complaint against the Company in the United States District Court for the Southern District of Ohio, Eastern Division alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. The complaint sought compensatory damages, unquantified punitive damages, attorneys' fees, costs and expenses. On March 23, 2001, Franklin voluntarily dismissed its complaint against the Company and together with NextEra filed a new complaint in the Court of Common Pleas, Franklin County, Ohio alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. In addition, NextEra alleged the Company tortuously interfered with an employment agreement between NextEra and the chief scientific officer of NextEra. The complaint sought compensatory damages in excess of $25,000, unquantified punitive damages, attorneys' fees, costs and expenses. On May 25, 2001, the case was dismissed without prejudice by the Court of Common Pleas, Franklin County, Ohio. The Company is currently in negotiations with Franklin and its designees to resolve certain issues, including the possible restructuring of the joint venture and relationship with NextEra to better position NextEra in its fund raising efforts, and increasing the Company's ownership in NextEra as consideration for servcies provided to NextEra, expenses the Company previously incurred on behalf of NextEra and funds previously advanced to NextEra.

      NextEra's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. NextEra's financial plans for the forthcoming year include continuing efforts to obtain additional equity financing.

      The Company has recognized an equity loss in NextEra to the extent of the basis of its investment and the investment balance is zero as of June 30, 2001 and March 31, 2001. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

4.    COMMON STOCK OPTIONS AND WARRANTS

      On October 12, 2000, the Company's stockholders approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities as part of the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides for the issuance of up to 350,000 shares of common stock in the form of incentive stock options and non-qualified stock options. The incentive stock options must be granted at a price at least equal to fair market value at the date of grant.

      The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. As of June 30, 2001, there were 171,500 shares available for grant, including 24,000 shares which are reserved for issuance under certain consulting agreements with nonemployees.

      During the three months ended June 30, 2001, the Company issued options to purchase 12,000 shares of common stock to nonemployees and recognized expense of approximately $77,000 related to these options and certain options issued during prior years which vest over a four year service period. During the three months ended June 30, 2000, the Company did not issue any options to nonemployees and recognized expense of approximately $50,000 related to certain options issued during the year ended March 31, 1999 which vest over a four year service period.

      On March 15, 2001, the Company entered into a one year agreement with The Kriegsman Group ("Kriegsman") for assistance to be provided by Kriegsman to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions. This agreement has been terminated by the Company effective as of September 14, 2001. As compensation for these services, the Company pays a retainer fee to Kriegsman of $20,000 per month for the term of the engagement. The Company has also granted Kriegsman warrants to purchase 250,000 shares of the Company's common stock at $10.75 per share. Warrants to purchase 100,000 shares vested immediately while the remaining 150,000 warrants will not vest unless the Company's market capitalization reaches certain milestones. No such milestones have been met as of June 30, 2001. The warrants are exercisable over a five year period and contain a cashless exercise provision.

5.    COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

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

      The Company initially acquired its rights to the platform technology and dications developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Duke University, Auburn University and Georgia State University (the "Consortium") pursuant to an agreement dated January 15, 1997 (as amended, the "Consortium Agreement"), among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the

      Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to, collectively, research, develop, finance the research and development of, manufacture and market the technology and compounds owned by the Consortium and then licensed or optioned to Pharm-Eco (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Consortium after the date thereof through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

      The Consortium Agreement contemplated that upon the completion of the Company's initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company and Pharm-Eco, with respect to the Current Compounds, and the Company and UNC, (on behalf of the Consortium), with respect to Future Compounds, would enter into license agreements for, or assignments of, the intellectual property rights relating to the Compounds held by Pharm-Eco and the Consortium; pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

      The Company completed its IPO on April 26, 1999, with gross proceeds in excess of $10,000,000. Pursuant to the Consortium Agreement, both Pharm-Eco and the Consortium then became obligated to grant or assign to the Company an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

      As a result of the closing of the IPO, the Company issued an aggregate of 611,250 shares of common stock, of which 137,500 shares were issued to the Consortium and 473,750 shares were issued to Pharm-Eco or persons designated by Pharm-Eco.

      Pursuant to the Consortium Agreement, the Company may, subject to the satisfaction of certain conditions, be required to issue 100,000 shares of common stock to the Consortium upon the filing by the Company of a new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to any product covered by the Consortium Agreement under Current Compounds. In addition, the Company will pay the Consortium an aggregate royalty of 5% of net sales derived from the Compounds, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay the Consortium, in addition to the royalty described above, 12.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement, unless the Company uses such payments which it receives to fund research and clinical development of any Compounds, in which case the Company shall pay the Consortium 2.5% of such payments.

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

      The Company filed a Motion for Summary Judgment, which was granted on February 21, 2001. In his Memorandum Opinion, the Vice Chancellor hearing the proceeding dismissed all of the plaintiffs' claims against the Company and held that Pharm-Eco had breached the Consortium Agreement by failing to grant or assign to the Company a license for the Current Compounds. On March 12, 2001, the Vice Chancellor signed a Final Order and Judgment directing Pharm-Eco to execute and deliver to the Company an agreement granting or assigning to the Company the license. On March 27, 2001, Pharm-Eco and the Company entered into an agreement assigning the license. No further claims against the Company remain in this proceeding, and on May 1, 2001, a Stipulation of Dismissal was filed with the Court.

      On April 20, 2001, the Company entered into a settlement agreement with Pharm-Eco and certain other parties resolving all remaining matters between them. Pursuant to this agreement, the Company received a cash payment of $1,000,000; an assignment from Pharm-Eco of various contract rights; and a termination of all of the Company's obligations to Pharm-Eco, including, without limitation, (a) the obligation to issue an aggregate of 850,000 warrants for shares of the Company's stock, (b) the obligation to issue shares of common stock upon the occurrence of a certain future event, (c) the obligation to pay a percentage of all non-royalty payments that the Company might receive under any sublicense that the Company might enter into with respect to certain compounds, and
      (d) certain accounts payable which Pharm-Eco claimed to be owed of approximately $159,000; and a release of any and all claims that Pharm-Eco may have had against the Company. The cash payment received and the accounts payable obligations which were forgiven, aggregating approximately $1,159,000, was recorded as a credit to (reduction of) research and development expense during the three months ended June 30, 2001; as the Company had previously expensed the estimated fair value of the shares of common stock issued to Pharm-Eco at the time of the IPO and the accounts payable obligations, as research and development expense.

      The Company is required to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any products based on any Compounds. During each of the three month periods ended June 30, 2001 and 2000, the Company expensed grant payments to UNC of $100,000. Such payments were expensed as research and development costs.

      In August 1999, the Company received a Small Business Innovation Research ("SBIR") grant of approximately $598,000 from the National Institutes of Health ("NIH") to research various infections. During the three months ended June 30, 2000, the Company recognized revenues of approximately $136,000 from this grant and expensed payments to UNC of approximately $38,000 for contracted research related to such grant. There is no additional funding available to the Company under the aforementioned grant.

      In August 2000, the Company received two additional SBIR grants from the NIH aggregating approximately $831,000. During the three months ended June 30, 2001, the Company recognized revenues of approximately $259,000 from these grants. During the three months ended June 30, 2001, the Company expensed payments of approximately $75,000 to UNC and certain other Consortium universities for contracted research related to these grants. There is additional funding available to the Company under the aforementioned grants of approximately $244,000 as of June 30, 2001.

      During the three months ended June 30, 2001 and 2000, the Company expensed approximately $68,000 and $31,000, respectively, of other payments to UNC and certain other Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $244,000 and $169,000 during the three months ended June 30, 2001 and 2000, respectively. Included in accounts payable as of June 30, 2001 and March 31, 2001, were approximately $185,000 and $250,000, respectively, due to UNC and certain other Consortium universities.

      In November 2000, the Bill & Melinda Gates Foundation awarded a $15,114,000 grant to UNC to develop new drugs to treat Human African Trypanosomiasis (sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. On March 29, 2001, the Company received the first installment of $4,300,000, of which approximately $864,000 was utilized for clinical and research purposes conducted and expensed during the three months ended June 30, 2001. The Company has recognized aggregate revenues of approximately $1,665,000 through June 30, 2001 for services performed under the agreement, including approximately $864,000 during the three months ended June 30, 2001. The remaining amount (approximately $2,645,000) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

6.    CONTINGENCIES

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

7.    SUBSEQUENT EVENT

      On July 24, 2001, the Company entered into an agreement with H.C. Wainwright & Co., Inc. ("Wainwright"), an investment banker, to seek investors for a private placement of up to $10,000,000 in gross proceeds of debt, equity and/or warrant securities of the Company. The Company is obligated to grant to Wainwright, upon the closing of any private placement offering of the Company's securities arranged by Wainwright, warrants to purchase 10% of the amount of securities sold in the private placement offering. The terms of the warrants shall include an exercise price equal to the price at which the securities are sold in the private placement offering, a five year exercise period, and registration rights on any underlying shares, among other items. In addition, Wainwright is entitled to a fee of 7.5% of the aggregate cash consideration received by the Company through their sources in connection with the private placement offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report and in the documents incorporated by reference herein, including, without limitation, statements containing the words "believe," "anticipate," "expect" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: (i) the Company's history of operating losses, (ii) the Company's need for substantial additional funds, (iii) the Company's ability to access the capital markets and/or to secure private sources of funding, (iv) the availability of grant money, (v) the length of time until any of the Company's product candidates may be available for sale, (vi) the uncertainties involved in clinical trials being performed on the product candidates the Company is developing, (vii) the Company's dependence on third party relationships for the manufacture of product candidates and the performance of clinical trials with regard to its product candidates, (viii) the intense competition and rapid technological changes in the Company's industry, (ix) the extensive and rigorous federal and foreign regulations of the Company's testing, manufacturing and sale of its product candidates, (x) the Company's dependence on key personnel and contributions from scientists, researchers and technicians from Consortium-member universities, (xi) the Company's ability to protect the technology, patents and proprietary information on which its business relies,
(xii) the disposition of certain legal actions, and (xiii) other factors referenced in this report. Given these uncertainties, readers of this report are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

         Immtech International, Inc. ("Immtech" or the "Company") has not generated any revenue from operations and does not anticipate generating any revenue from operations for the foreseeable future. The Company has funded, and plans to continue to fund, its operations through research funding agreements and grants, and the sale of debt and equity securities. For the period from inception (October 15, 1984) to June 30, 2001, the Company incurred cumulative net losses of approximately $35,511,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future.

         Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000.

         Revenues under collaborative research and development agreements were approximately $1,123,000 and $136,000 for the three months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 there were revenues recognized of approximately $864,000 relating to a clinical research subcontract agreement between the Company and The University of North Carolina at Chapel Hill ("UNC") and grant revenues of approximately $259,000 from Small Business Innovative Research ("SBIR") grants from the National Institutes of Health ("NIH"), while for the three months ended June 30, 2000, revenues consisted of an NIH grant of approximately $136,000. The clinical research subcontract agreement relates to a grant from the Bill & Melinda Gates Foundation to UNC.

         Interest income for the three months ended June 30, 2001 was approximately $26,000. Interest income in the three months ended June 30, 2000 was approximately $97,000. The decrease is due to a reduction in funds invested. There was no interest expense for the three months ended June 30, 2001 and June 30, 2000.

         Research and development expenses decreased to approximately $544,000 in the three months ended June 30, 2001 from approximately $2,177,000 in the three months ended June 30, 2000. The decrease is due primarily to a settlement agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), whereby Immtech received from Pharm-Eco a cash payment of $1,000,000. Certain accounts payable obligations to Pharm-Eco of approximately $159,000 were also forgiven. The cash payment received and the accounts payable obligation forgiven were recorded as a credit to (reduction of) research and development expenses during the three months ended June 30, 2001 because we had previously expensed in research and development the estimated fair value of the shares of our common stock received by Pharm-Eco at the time of our initial public offering on April 26, 1999 and the accounts payable obligations. This decrease for the period is also attributable to reduced spending on product development.

         General and administrative expenses increased for the three months ended June 30, 2001 to approximately $969,000 from approximately $596,000 for the three months ended June 30, 2000. The increase was primarily due to an increase in legal fees from approximately $79,000 in the three months ended June 30, 2000 to approximately $392,000 in the three months ended June 30, 2001. The increased legal fees for the three months ended June 30, 2001 was primarily attributable to ongoing legal proceedings and other corporate matters.

         We incurred a net loss of approximately $365,000 for the three months ended June 30, 2001 as compared with a net loss of approximately $2,544,000 for the three months ended June 30, 2000. Were it not for the $1,159,000 settlement from Pharm-Eco, the net loss for the three months ended June 30, 2001 would have been approximately $1,524,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company had approximately $1,277,000 of cash and cash equivalents, substantially all of which were invested in a money market mutual fund.

         Equipment expenditures for the three months ended June 30, 2001 totaled approximately $62,000 as compared to approximately $31,000 for the same period last year. No significant purchases of equipment are anticipated by the Company during the next three months.

         The Company periodically receives cash from the exercise of common stock options. During the three months ended June 30, 2001, the exercise of common stock options provided the Company with approximately $19,000 as compared to approximately $42,000 for the same period last year.

         We believe our existing resources, but not including proceeds from any grants we may receive, to be sufficient to meet our planned expenditures through September 2001, although there can be no assurance we will not require additional funds.

         We have engaged H.C. Wainwright & Co., Inc., an investment banker, to seek investors for a private placement of the Company's debt, equity and/or warrants for gross proceeds of approximately $10,000,000 in the aggregate. We believe such amount, if obtained, will be sufficient to fund our operations through November 2002, although there can be no assurance we will not require additional funds before such time.

         To date, we have financed our operations with:

         o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $23,047,000;

         o payments from research agreements, foundation grants and SBIR grants and Small Business Technology Transfer Program grants of approximately $4,835,000; and

         o the use of stock, options and warrants in lieu of cash compensation.

         Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with development of product candidates under an agreement dated January 15, 1997, as amended (the "Consortium Agreement"), among the Company, The University of North Carolina at Chapel Hill ("UNC"), and Pharm-Eco Laboratories, Inc. (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium"), and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to early-stage research in pre-clinical (laboratory) and clinical trials, administrative expenses to support our research and development operations and capital expenditures for expanded research capacity, various equipment needs and facility improvements or relocation.

         Pursuant to the Consortium Agreement, we are required to fund certain research of the Consortium at an aggregate cost of approximately $100,000 per quarter through April 30, 2002.

         Our future working capital requirements will depend upon numerous factors, including the progress of research and development programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the engagement or development of manufacturing capabilities, the ability of the Company to maintain existing and to establish new collaborative arrangements with other companies to provide funding to the Company to support these activities, and other factors. In any event, we will require substantial funds in addition to the present existing working capital to develop product candidates and otherwise to meet our business objectives.

         Our ability to continue as a going concern is dependent upon our ability to generate sufficient funds to meet obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing their efforts to obtain additional financing and research grants, and to enter into various research and development agreements with other entities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars. The Company does not have any other exposure to market risk. The Company will develop policies and procedures to manage market risk in the future as circumstances may require.

                           PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.

GERHARD VON DER RUHR AND MARC VON DER RUHR V. IMMTECH INTERNATIONAL, INC., T. STEPHEN THOMPSON, GARY C. PARKS, AND ERIC L. SORKIN:

         A description of the general background and prior developments concerning this matter is contained in the Company's annual report on Form 10-KSB/A (Amendment No. 1) filed with the Securities and Exchange Commission on July 6, 2001.

         On June 28, 2001, the Company and certain affected officers and directors filed a notice of removal with the United States District Court for the Eastern District of Wisconsin requesting that the Von der Ruhr action be removed to that court. The action is now pending in that court. On July 6, 2001, the Company and those officers and directors filed a motion in that court to dismiss the Von der Ruhr complaint for lack of personal jurisdiction, failure to plead the fraud allegation with required specificity and failure to state a claim upon which relief may be granted. On August 6, 2001, plaintiffs filed in that court a brief in response to defendants' motion to dismiss. Defendants will file a reply brief by August 20, 2001, rebutting plaintiffs' arguments. The Company believes the claims are meritless and intends to vigorously defend against this proceeding.

         Except as noted above and in Note 3 and Note 6 of the Notes to the Condensed Financial Statements set forth in Part I, Item 1, Condensed Financial Statements, of this Form 10-Q, and in Part I, Item 3, Legal Proceedings, of the Form 10-KSB/A (Amendment No. 1) filed on July 6, 2001, the Company is not aware of any impending litigation.

         ITEM 2. CHANGES IN SECURITIES.

         The following individuals have exercised options granted to them under the Company's stock option plan. As such, the securities are exempt from registration pursuant to Rule 701 of the Securities Act of 1933, as amended. The Company will use the proceeds of the sales for general corporate purposes.


                                              CONSIDERATION                                  NUMBER OF SHARES
       DATE              DESCRIPTION           RECEIVED BY                NAME OF             OF COMMON STOCK
                                               THE COMPANY             OPTION HOLDER              ISSUED
--------------       ---------------          -------------         -----------------        ----------------
4/09/01              Option exercise            $6,600.00        Gary C. Parks                     14,195
4/09/01              Option exercise            $2,598.75        Lawrence A. Potempa                7,621
4/09/01              Option exercise            $4,455.00        T. Stephen Thompson               13,066
4/20/01              Option exercise            $2,227.50        Lyman Davis                        6,533
4/23/01              Option exercise            $2,961.74        Jean L. Anderson                   8,711



         Pursuant to the terms of an engagement agreement entered into on July 24, 2001, with H.C. Wainwright & Co., Inc. ("Wainwright"), the Company is obligated to grant to Wainwright, upon the closing of any private placement of the Company's securities arranged by Wainwright, a warrant to purchase such number of the Company's securities as is equal to ten percent of the amount of securities sold in the private placement. The terms of the warrant shall include an exercise price equal to the price at which the securities are sold in the private placement, a five year exercise period, and registration rights on the underlying securities.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

         ITEM 5. OTHER INFORMATION.

         None.

         ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             None.

         (b) Reports On Form 8-K.

             A report on Form 8-K was filed on April 27, 2001 announcing a favorable ruling on the Company's motion for summary judgment in regard to litigation with Pharm-Eco Laboratories, Inc. ("Pharm-Eco") and the receipt of $1,000,000 in resolution of various matters relating to Pharm-Eco.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2001             IMMTECH INTERNATIONAL, INC.



                                   By: /s/ T. Stephen Thompson
                                       -----------------------------------------
                                         T. Stephen Thompson
                                         President and Chief Executive Officer



Date:  August 14, 2001             By: /s/ Gary C. Parks
                                       -----------------------------------------
                                         Gary C. Parks
                                         Treasurer, Secretary and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)