Form 10-Q
period 2001-09-30
IMMTECH INTERNATIONAL INC
filed 2001-11-14
CIK 882509

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission file number: 000-25669

                        IMMTECH INTERNATIONAL, INC.
        ------------------------------------------------------------
          (Exact Name of Registrant as specified in its Charter)

                 Delaware                        39-1523370
        ---------------------------      ---------------------------
             (State or other                  (I.R.S. Employer
             jurisdiction of                 Identification No.)
             incorporation or
              organization)

        150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061
        ------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)


              Registrant's telephone number:  (847) 573-0033

Check whether the Registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 31, 2001, 6,005,371 shares of the Registrant's common stock, par value $0.01 ("Common Stock"), were outstanding.

                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION................................................1

Item 1.     Condensed Financial Statements...................................1
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................12
Item 3.     Quantitative and Qualitative Disclosures about Market Risk......16


PART II. OTHER INFORMATION..................................................16

Item 1.     Legal Proceedings...............................................16
Item 2.     Changes in Securities...........................................17
Item 3.     Defaults Upon Senior Securities.................................17
Item 4.     Submission of Matters to a Vote of Security Holders.............17
Item 5.     Other Information...............................................17
Item 6.     Exhibits, and Reports on Form 8-K...............................18


SIGNATURES..................................................................19

                         PART I. FINANCIAL INFORMATION

            Item 1. Condensed Financial Statements.


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  SEPTEMBER 30,           MARCH 31,
                                                                                      2001                  2001
                                                                                  ------------          ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $    530,770          $  2,097,718
  Restricted funds on deposit                                                         2,252,239             3,812,553
  Other current assets                                                                   50,000                28,289
                                                                                   ------------          ------------
           Total current assets                                                       2,833,009             5,938,560

PROPERTY AND EQUIPMENT - Net                                                            224,157               210,024

OTHER ASSETS                                                                             19,848                19,848
                                                                                   ------------          ------------
TOTAL                                                                              $  3,077,014          $  6,168,432
                                                                                   ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable                                                                 $  1,434,380          $  1,695,721
  Accrued expenses                                                                       50,862                70,862
  Deferred revenue                                                                    1,987,925             3,509,194
                                                                                   ------------          ------------
           Total current liabilities                                                  3,473,167             5,275,777

DEFERRED RENTAL OBLIGATION                                                               30,329                33,511
                                                                                   ------------          ------------
           Total liabilities                                                          3,503,496             5,309,288
                                                                                   ------------          ------------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
  Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and unissued
  Common stock, par value $0.01 per share, 30,000,000 shares authorized,
    6,005,371 and 5,955,245 shares issued and outstanding
    as of September 30, 2001 and March 31, 2001, respectively                            60,053                59,552
  Additional paid-in capital                                                         33,755,083            33,574,917
  Deficit accumulated during the developmental stage                                (34,241,618)          (32,775,325)
                                                                                   ------------          ------------
           Total stockholders' equity (deficiency in assets)                           (426,482)              859,144
                                                                                   ------------          ------------
TOTAL                                                                              $  3,077,014          $  6,168,432
                                                                                   ============          ============


See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                    OCTOBER 15,1984
                                                           THREE MONTHS ENDED                SIX MONTHS ENDED        (INCEPTION) TO
                                                               SEPTEMBER 30,                   SEPTEMBER 30,          SEPTEMBER 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000            2001            2000            2001
REVENUES                                               $    836,584    $    203,380    $  1,959,422    $    338,958    $  5,671,282
                                                       ------------    ------------    ------------    ------------    ------------

EXPENSES:

  Research and development                                1,236,779       1,710,759       1,781,073       3,887,877      26,324,127
  General and administrative                                711,605         718,705       1,681,002       1,314,701      16,093,762
  Equity in loss of joint venture                                                                                           135,002
                                                       ------------    ------------    ------------    ------------    ------------

           Total expenses                                 1,948,384       2,429,464       3,462,075       5,202,578      42,552,891
                                                       ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                     (1,111,800)     (2,226,084)     (1,502,653)     (4,863,620)    (36,881,609)
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                            10,842          41,548          36,360         138,497         559,478
  Interest expense                                                                                                       (1,129,502)
  Loss on sales of investment securities - net                                                               (2,942)         (2,942)
  Cancelled offering costs                                                                                                 (584,707)
                                                       ------------    ------------    ------------    ------------    ------------

           Other income (expense) - net                      10,842          41,548          36,360         135,555      (1,157,673)

LOSS BEFORE EXTRAORDINARY ITEM                           (1,100,958)     (2,184,536)     (1,466,293)     (4,728,065)    (38,039,282)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                                                                              1,427,765

NET LOSS                                                 (1,100,958)     (2,184,536)     (1,466,293)     (4,728,065)    (36,611,517)


REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                                                              2,369,899
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                   $(1,100,958)    $(2,184,536)    $(1,466,293)    $(4,728,065)   $(34,241,618)
                                                       ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE                       $      (0.18)   $      (0.41)   $      (0.24)   $      (0.88)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED LOSS PER SHARE                        6,005,371       5,367,769       6,002,121       5,356,009
                                                       ============    ============    ============    ============


See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                                                       OCTOBER 15,
                                                                                                                           1984
                                                                THREE MONTHS ENDED            SIX MONTHS ENDED        (INCEPTION) TO
                                                                   SEPTEMBER 30,                SEPTEMBER 30,          SEPTEMBER 30,
                                                           ---------------------------   ---------------------------
                                                               2001           2000           2001           2000           2001
OPERATING ACTIVITIES:
  Net loss                                                 $ (1,100,958)  $ (2,184,536)  $ (1,466,293)  $ (4,728,065)  $(36,611,517)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Compensation recorded related to issuance of common
      stock, common stock options and warrants                   85,101         85,152        161,824        134,668     13,412,419
    Depreciation and amortization of property and
     equipment                                                   25,481         25,108         47,861         51,191        492,728
    Deferred rental obligation                                   (1,592)        (1,592)        (3,182)        (3,184)        30,329
    Equity in loss of joint venture                                                                                         135,002
    Loss on sales of investment securities - net                                                               2,942          2,942
    Amortization of debt discounts and issuance costs                                                                       134,503
    Extraordinary gain on extinguishment of debt                                                                         (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                               569,906                     1,560,314                    (2,252,239)
      Other current assets                                      (46,212)                      (21,711)        11,200        (50,000)
      Other assets                                                                                                          (19,848)
      Accounts payable                                          404,105       (438,935)      (261,341)      (387,268)     1,763,520
      Accrued expenses                                          (25,000)        42,865        (20,000)                      713,875
      Deferred revenue                                         (657,123)                   (1,521,269)        53,411      1,987,925
                                                           ------------   ------------   ------------   ------------   ------------
           Net cash used in operating activities               (746,292)    (2,471,938)    (1,523,797)    (4,865,105)   (21,688,126)
                                                           ------------   ------------   ------------   ------------   ------------
INVESTING ACTIVITIES:
  Purchases of investment securities                                                                        (199,996)    (1,803,469)
  Proceeds from sales and maturities of investment
   securities                                                                                              1,558,043      1,800,527
  Purchases of property and equipment                                          (22,451)       (61,994)       (53,401)      (690,361)
  Investment in and advances to joint venture                                                                              (135,002)
                                                           ------------   ------------   ------------   ------------   ------------
           Net cash (used in) provided by investing
            activities                                                         (22,451)       (61,994)     1,304,646       (828,305)
                                                           ------------   ------------   ------------   ------------   ------------
FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                                                 985,172
  Proceeds from issuance of notes payable                                                                                 2,645,194
  Principal payments on notes payable                                                                                      (218,119)
  Payments for debt issuance costs                                                                                          (53,669)
  Payments for extinguishment of debt                                                                                      (203,450)
  Proceeds from issuance of redeemable preferred stock                                                                    3,330,000
  Net proceeds from issuance of common stock                                  (103,513)        18,843        (61,705)    16,316,514
  Additional capital contributed by stockholders                                13,825                        13,825        245,559
                                                           ------------   ------------   ------------   ------------   ------------
           Net cash provided by (used in) financing
            activities                                                         (89,688)        18,843        (47,880)    23,047,201
                                                           ------------   ------------   ------------   ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (746,292)    (2,584,077)    (1,566,948)    (3,608,339)       530,770

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,277,062      3,572,057      2,097,718      4,596,319              0
                                                           ------------   ------------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    530,770   $    987,980   $    530,770   $    987,980   $    530,770
                                                           ============   ============   ============   ============   ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared by Immtech International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's previously filed Form 10-KSB/A (Amendment No. 1) and Form 10-Q.

2.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (the "Company") is a biopharmaceutical company focusing on the discovery, development and commercialization of pharmaceutical and therapeutic drugs for the treatment of opportunistic diseases and cancer in patients with compromised immune responses. The Company has two separate platform technologies for developing drugs, one for developing a new class of molecules as pharmaceuticals and the other for developing (Through NextEra Therapeutics, Inc., a joint venture among the Company, Franklin Research Group, Inc. and an individual. See Note 3) a series of biological proteins that work in conjunction with the immune system.

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

      Since inception, the Company has incurred accumulated losses of approximately $36,612,000. Management expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with certain entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial funds to conduct research and development and laboratory and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

      The Company's working capital is not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded and is awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through January 2002, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from an adverse outcome of these uncertainties.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to obtain additional equity and/or debt financing (see Note 4), obtain additional research grants and enter into various research and development agreements with other entities.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

      Restricted Funds on Deposit - Restricted funds on deposit consist of cash on deposit at a bank which is restricted for use in accordance with a clinical research subcontract agreement with The University of North Carolina at Chapel Hill (see Note 5).

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

      Comprehensive Loss - Comprehensive loss for the six months ended September 30, 2000 was as follows:

      Net loss                                                      $(4,728,065)
      Other comprehensive income (loss):
        Unrealized loss on investment securities available for sale      (1,764)
        Reclassification adjustment for loss included in net loss         2,942
                                                                    -----------
      Comprehensive loss                                            $(4,726,887)
                                                                    ===========

      There were no differences between comprehensive loss and net loss for the three and six months ended September 30, 2001 and the three months ended September 30, 2000.

      Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

3.    INVESTMENT IN NEXTERA THERAPEUTICS, INC.

      On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and an individual, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin provided funding of $1,350,000 to NextEra to fund the scale-up of manufacturing for and initiation of certain clinical trials of NextEra's product candidates. The Company contributed its rmCRP technology as well as use of its current laboratory facilities for 330,000 common shares of NextEra. During the year ended March 31, 2000, the Company advanced $135,000 to NextEra to fund its operations. The Company did not advance any funds to NextEra during the six months ended September 30, 2000 and 2001.

      NextEra funded the operation of the Company's primary facility, including certain salaries related to work on rmCRP, rent, and overhead associated with the project from July 1998 through December 1999. Since January 1, 2000, NextEra has funded only their own compensation expenses, as they stopped funding the Company's primary facility and any associated overhead. In addition, NextEra has funded and is required to fund the cost of maintaining and defending the patents that are part of the intellectual property transferred to NextEra by the Company.

      NextEra has incurred accumulated losses of approximately $2,042,000 since inception (July 8, 1998) through September 30, 2001. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of September 30, 2001, NextEra's current liabilities exceeded its current assets by approximately $171,000 and NextEra had a stockholders' deficiency of approximately $137,000.

      As of September 30, 2001, June 30, 2001 and March 31, 2001, the Company owned approximately 28%, 29% and 43%, respectively, of the issued and outstanding shares of NextEra common stock.

      On April 27, 2000, Franklin filed a complaint against the Company in the United States District Court for the Southern District of Ohio, Eastern Division alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. The complaint sought compensatory damages, unquantified punitive damages, attorneys' fees, costs and expenses. On March 23, 2001, Franklin voluntarily dismissed its complaint against the Company and together with NextEra filed a new complaint in the Court of Common Pleas, Franklin County, Ohio alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. In addition, NextEra alleged the Company tortuously interfered with an employment agreement between NextEra and the chief scientific officer of NextEra. The complaint sought compensatory damages in excess of $25,000, unquantified punitive damages, attorneys' fees, costs and expenses. On May 25, 2001, the case was dismissed without prejudice by the Court of Common Pleas, Franklin County, Ohio. The Company is currently in negotiations with Franklin and its designees to resolve certain issues, including the possible restructuring of the joint venture and relationship with NextEra to better position NextEra in its fund raising efforts, and increasing the Company's ownership in NextEra as consideration for services provided to NextEra, expenses the Company previously incurred on behalf of NextEra and funds previously advanced to NextEra.

      NextEra's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. NextEra's financial plans for the forthcoming year include continuing efforts to obtain additional equity financing.

      The Company has recognized an equity loss in NextEra to the extent of the basis of its investment and the investment balance has remained zero since March 31, 2001. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

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

      The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from zero to four years and generally expire after five or ten years. As of September 30, 2001, there were 131,750 shares available for grant, including 24,000 shares which are reserved for issuance under certain consulting agreements with nonemployees.

      During the three months ended September 30, 2001, the Company did not issue any options to nonemployees and recognized expense of approximately $85,000 related to certain options issued prior to July 1, 2001 which vest over four year service periods. During the six months ended September 30, 2001, the Company issued options to purchase 12,000 shares of common stock to nonemployees and recognized expense of approximately $162,000 related to these options and certain options issued prior to July 1, 2001 which vest over four year service periods. During the three months and six months ended September 30, 2000, the Company did not issue any options to nonemployees and recognized expenses of approximately $85,000 and $135,000, respectively, related to certain options issued prior to April 1, 2000 which vest over four year service periods. The expenses were determined based on the estimated fair value of the options issued.

      On March 15, 2001, the Company entered into a one year agreement with The Kriegsman Group ("Kriegsman") for assistance to be provided by Kriegsman to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions. This agreement was terminated by the Company effective September 14, 2001. As compensation for these services, the Company paid a retainer fee to Kriegsman of $20,000 per month for the term of the engagement. The Company also granted Kriegsman warrants to purchase 250,000 shares of the Company's common stock at $10.75 per share. Warrants to purchase 100,000 shares vested immediately while the remaining 150,000 warrants did not vest as the Company's market capitalization did not reach the required milestones. The warrants to purchase 100,000 shares of the Company's common stock are exercisable over a five year period and contain a cashless exercise provision.

      On July 24, 2001, the Company entered into an agreement with H.C. Wainwright & Co., Inc. ("Wainwright"), an investment bank, to seek investors for a private placements of debt, equity and/or warrant securities of the Company. The Company is obligated to grant to Wainwright, upon the closing of any private placement offering of the Company's securities arranged by Wainwright, warrants to purchase 10% of the amount of securities sold in such private placement offering at an exercise price equal to the price at which the securities are sold in the private placement offering, with a five year exercise period, and grant registration rights on any underlying shares, among other items. In addition, Wainwright is entitled to a fee of 7.5% of the aggregate cash consideration received by the Company through their sources in connection with the private placement offering.

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

      The Company initially acquired its rights to the platform technology and dications developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Duke University, Auburn University and Georgia State University (all four universities, collectively, the "Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement"), among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to, collectively, research, develop, finance the research and development of, manufacture and market the technology and compounds owned by the Consortium and then licensed or optioned to Pharm-Eco (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Consortium after the date thereof through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

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

      Pursuant to the Consortium Agreement, the Company may, subject to the satisfaction of certain conditions, be required to issue 100,000 shares of common stock to the Consortium upon the filing by the Company of the first new drug application or an abbreviated new drug application with the Food and Drug Administration for a product covered by the Consortium Agreement under Current Compounds. In addition, the Company will pay the Consortium an aggregate royalty of 5% of net sales derived from the Compounds, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds, the Company will pay the Consortium, in addition to the royalty described above, 12.5% of all signing, milestone and other non-royalty payments made to the Company pursuant to the sublicense agreement, unless the Company uses such payments which it receives to fund research and clinical development of any Compounds, in which case the Company shall pay the Consortium 2.5% of such payments.

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

      The Company filed a Motion for Summary Judgment, which was granted on February 21, 2001. In his Memorandum Opinion, the Vice Chancellor hearing the proceeding dismissed all of the plaintiffs' claims against the Company and held that Pharm-Eco had breached the Consortium Agreement by failing to grant or assign to the Company a license for the Current Compounds. On March 12, 2001, the Vice Chancellor signed a Final Order and Judgment directing Pharm-Eco to execute and deliver to the Company an agreement granting or assigning to the Company such a license. On March 27, 2001, Pharm-Eco and the Company entered into an agreement assigning to the Company the license to the Current Compounds. No further claims against the Company remain in this proceeding, and on May 1, 2001, a Stipulation of Dismissal was filed with the Court.

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

      The Company is required to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any products based on any Compounds. During each of the three month periods ended September 30, 2001 and 2000, the Company expensed grant payments to UNC of $100,000. During each of the six month periods ended September 30, 2001 and 2000, the Company expensed grant payments to UNC of $200,000. Such payments were expensed as research and development costs.

      In August 1999, the Company received a Small Business Innovation Research ("SBIR") grant of approximately $598,000 from the National Institutes of Health ("NIH") to research various infections. During the three months and the six months ended September 30, 2000, the Company recognized revenues of approximately $100,000 and $236,000, respectively, from this grant and expensed payments to UNC of approximately $13,000 and $51,000, respectively, for subcontracted research related to the grant. There is no additional funding available to the Company under the aforementioned grant.

      In August 2000, the Company received two additional SBIR grants from the NIH aggregating approximately $831,000. During the three months and six months ended September 30, 2001, the

      Company recognized revenues of approximately $180,000 and $438,000, respectively, from these grants. During the three and six months ended September 30, 2000, the Company recognized revenues of approximately $103,000, from these grants. During the three months and six months ended September 30, 2001, the Company expensed payments of approximately $56,000 and $132,000, respectively, to UNC and certain other Consortium universities for contracted research related to these grants. There is additional funding available to the Company under the aforementioned grants of approximately $64,000 as of September 30, 2001. In August 2001, the Company was awarded an additional SBIR grant of $144,000 from the NIH. No draws were taken against this grant as of September 30, 2001.

      During the three months ended September 30, 2001 and 2000, the Company expensed approximately $104,000 and $140,000, respectively, of other payments to UNC and certain other Consortium universities for reimbursement of patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $261,000 and $244,000 during the three months ended September 30, 2001 and 2000, respectively. During the six months ended September 30, 2001 and 2000, the Company expensed approximately $173,000 and $171,000, respectively, of other payments to UNC and certain other Consortium universities for reimbursement of patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $505,000 and $554,000 during the six months ended September 30, 2001 and 2000, respectively. Included in accounts payable as of September 30, 2001 and March 31, 2001, were approximately $314,000 and $250,000, respectively, due to UNC and certain other Consortium universities.

      In November 2000, the Bill & Melinda Gates Foundation awarded a $15,114,000 grant to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000 of such grant funds, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies in connection with such diseases. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. On March 29, 2001, the Company received the first installment of $4,300,000, of which approximately $657,000 and $1,521,000 was utilized for clinical and research purposes conducted and expensed during the three and six months ended September 30, 2001, respectively. The Company has recognized aggregate revenues of approximately $2,312,000 through September 30, 2001 for services performed under the agreement. The remaining amount (approximately $1,988,000) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

6.    CONTINGENCIES

      In June 2000, Technikrom, Inc. ("Technikrom"), filed a claim against the Company with the American Arbitration Association in Chicago, Illinois. In that proceeding, Technikrom seeks to recover $124,000 in fees, interest and costs for certain method development services provided to the Company relating to the purification of a protein known as rmCRP. The Company has filed a counterclaim against Technikrom for fraudulent inducement of contract which seeks compensatory damages of at least $224,000, plus fees, interest and costs. The Company has also sought a declaratory judgment that Technikrom, inter alia, failed to use its best efforts to develop a purification method within the time parameters set by the parties. The parties have engaged an arbitrator and are proceeding with the arbitration process. In the opinion of management, ultimate resolution of this matter will not have a material effect on the Company's financial statements.

      The Company is involved in various other claims and litigation incidental to its operations. In the opinion of management, the ultimate resolution of these actions will not have a material effect on the Company's financial statements.

                                   * * * * * *

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

            Certain statements contained in this report and in the documents incorporated by reference herein, including, without limitation, statements containing the words "believe," "anticipate," "expect" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: (i) the Company's history of operating losses, (ii) the Company's need for substantial additional funds, (iii) the Company's ability to access the capital markets and/or to secure private sources of funding, (iv) the availability of grant money, (v) the length of time until any of the Company's product candidates may be available for sale, (vi) the uncertainties involved in clinical trials being performed on the product candidates the Company is developing, (vii) the Company's dependence on third party relationships for the manufacture of product candidates and the performance of clinical trials with regard to its product candidates, (viii) the intense competition and rapid technological changes in the Company's industry, (ix) the extensive and rigorous federal and foreign regulations of the Company's testing, manufacturing and sale of its product candidates, (x) the Company's dependence on key personnel and contributions from scientists, researchers and technicians from Consortium-member universities, (xi) the Company's ability to protect the technology, patents and proprietary information on which its business relies,
(xii) the disposition of certain legal actions, (xiii) the Company's ability to keep its common stock listed on the NASDAQ National Market System and (xiv) other factors referenced in this report. Given these uncertainties, readers of this report are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

            Immtech International, Inc. ("Immtech" or the "Company") has not generated any revenue from operations and does not anticipate generating any revenue from operations for the foreseeable future. The Company has funded, and plans to continue to fund, its operations through research funding agreements and grants, and the sale of debt and equity securities. For the period from inception (October 15, 1984) to September 30, 2001, the Company incurred cumulative net losses of approximately $36,612,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future.

      Three Months Ended September 30, 2001 and 2000.

            Revenues under collaborative research and development agreements were approximately $837,000 and $203,000 for the three months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001 there were revenues recognized of approximately $657,000 relating to a clinical research subcontract agreement between the Company and The University of North Carolina at Chapel Hill ("UNC") and grant revenues of approximately $180,000 from Small Business Innovative Research ("SBIR") grants from the National Institutes of Health ("NIH"), while for the three months ended September 30, 2000, revenues consisted of an NIH grant of approximately $203,000. The clinical research subcontract agreement relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. This program was initiated in March 2001 (fourth quarter of last fiscal year). Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

            Interest income for the three months ended September 30, 2001 was approximately $11,000. Interest income in the three months ended September 30, 2000 was approximately $42,000. The decrease is due to a reduction in funds invested and a decrease in interest rates paid on the invested funds from the prior corresponding quarter. There was no interest expense for the three months ended September 30, 2001 and September 30, 2000.

            Research and development expenses decreased to approximately $1,237,000 in the three months ended September 30, 2001 from approximately $1,711,000 in the three months ended September 30, 2000. The current quarter is affected by the transition from preclinical and research and development to clinical trials in Africa for treatment of Trypanosomiasis.

            General and administrative expenses decreased for the three months ended September 30, 2001 to approximately $712,000 from approximately $719,000 for the three months ended September 30, 2000.

            We incurred a net loss of approximately $1,101,000 for the three months ended September 30, 2001 as compared with a net loss of approximately $2,185,000 for the three months ended September 30, 2000.

      Six Months Ended September 30, 2001 and 2000.

            Revenues under collaborative research and development agreements were approximately $1,959,000 and $339,000 for the six months ended September 30, 2001 and 2000, respectively. For the six months ended September 30, 2001 there were revenues recognized of approximately $1,521,000 relating to a clinical research subcontract agreement between the Company and The University of North Carolina at Chapel Hill ("UNC") and grant revenues of approximately $438,000 from Small Business Innovative Research ("SBIR") grants from the National Institutes of Health ("NIH"), while for the six months ended September 30, 2000, revenues consisted of an NIH grant of approximately $339,000. The clinical research subcontract agreement relates to a grant from the Gates Foundation to UNC for development of new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. The clinical research subcontract agreement with UNC was consummated in March 2001. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

            Interest income for the six months ended September 30, 2001 was approximately $36,000. Interest income for the six months ended September 30, 2000 was approximately $138,000. The decrease is due to a reduction in funds invested and a reduction in interest rates paid on the invested funds. There was no interest expense for the six months ended September 30, 2001 and September 30, 2000.

            Research and development expenses decreased to approximately $1,781,000 in the six months ended September 30, 2001 from approximately $3,888,000 in the six months ended September 30, 2000. The decrease for the period is primarily attributable to an April 20, 2001 settlement agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), whereby Immtech received from Pharm-Eco a cash payment of $1,000,000. Certain accounts payable obligations to Pharm-Eco of approximately $159,000 were also forgiven. The cash payment received and the accounts payable obligation forgiven were recorded as a credit to (reduction of) research and development expenses during the six months ended September 30, 2001 because we had previously expensed in research and development the estimated fair value of the shares of our common stock received by Pharm-Eco at the time of our initial public offering on April 26, 1999 and the accounts payable obligations. The six months ended September 30, 2000 had significant spending on preclinical studies required for regulatory filings which were not required in the same period this year.

            General and administrative expenses increased for the six months ended September 30, 2001 to approximately $1,681,000 from approximately $1,315,000 for the six months ended September 30, 2000. The increase was primarily due to an increase in professional fees from approximately $465,000 for the six months ended September 30, 2000 to approximately $799,000 for the six months ended September 30, 2001. The increased professional fees for the six months ended September 30, 2001 was primarily attributable to ongoing legal proceedings and other corporate matters.

            We incurred a net loss of approximately $1,466,000 for the six months ended September 30, 2001 as compared with a net loss of approximately $4,728,000 for the six months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 2001, the Company had approximately $531,000 of cash and cash equivalents, substantially all of which were invested in a money market mutual fund.

            There were no equipment expenditures for the three months ended September 30, 2001 as compared to approximately $22,000 for the same period last year. During the six months ended September 30, 2001 and 2000, equipment purchases were approximately $62,000 and $53,000, respectively. No significant purchases of equipment are anticipated by the Company during the next three months.

            The Company periodically receives cash from the exercise of common stock options. During the three months ended September 30, 2001, there were no options exercised.

            We believe our existing resources, but not including proceeds from any grants we may receive, to be sufficient to meet our planned expenditures through January 2002, although there can be no assurance we will not require additional funds.

            We have engaged H.C. Wainwright & Co., Inc., an investment bank, to seek investors for a private placement of the Company's debt, equity and/or warrants. We believe the private placement financing, if obtained, will be sufficient to fund our operations through December 2002, although there can be no assurance we will not require additional funds before such time.

            To date, we have financed our operations with:

            o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $23,047,000;

            o payments from research agreements, foundation grants and SBIR grants and Small Business Technology Transfer Program grants of approximately $5,672,000; and

            o the use of stock, options and warrants in lieu of cash compensation.

            Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with development of product candidates under an agreement dated January 15, 1997, as amended (the "Consortium Agreement"), among the Company, The University of North Carolina at Chapel Hill ("UNC"), and Pharm-Eco Laboratories, Inc. (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium"), and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to early-stage research in preclinical (laboratory) and clinical (human) trials, administrative expenses to support our research and development operations and capital expenditures for expanded research capacity, various equipment needs and facility improvements or relocation.

            Pursuant to the Consortium Agreement, we are required to fund certain research of the Consortium at an aggregate cost of approximately $100,000 per quarter through April 30, 2002.

            Our future working capital requirements will depend upon numerous factors, including the progress of research and development programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the engagement or development of manufacturing capabilities, the ability of the Company to maintain existing and to establish new collaborative arrangements with other companies to provide funding to the Company to support these activities, and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop product candidates and otherwise to meet our business objectives.

            Our ability to continue as a going concern is dependent upon our ability to generate sufficient funds to meet obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to obtain additional financing and research grants, and to enter into various research and development agreements with other entities.

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

                           PART II. OTHER INFORMATION

            Item 1. Legal Proceedings.

Gerhard Von der Ruhr and Marc Von der Ruhr v. Immtech International, Inc., T. Stephen Thompson, Gary C. Parks, and Eric L. Sorkin:

            A description of the general background and prior developments concerning this matter is contained in the Company's annual report on Form 10-KSB/A (Amendment No. 1) filed with the Securities and Exchange Commission ("SEC") on July 6, 2001 and in the Company's quarterly report on Form 10-Q filed with the SEC on August 14, 2001.

            On July 6, 2001, the Company and certain affected officers and directors filed a motion in the United States District Court for the Eastern District of Wisconsin to dismiss the Von der Ruhr complaint for lack of personal jurisdiction, failure to plead the fraud allegation with required specificity, and failure to state a claim upon which relief may be granted. On August 6, 2001, plaintiffs filed in that court a brief in response to defendants' motion to dismiss. On August 20, 2001, defendants filed a reply brief rebutting plaintiffs' arguments. The parties are currently awaiting a ruling from the court on the arguments. The Company believes plaintiffs' claims are meritless and intends to vigorously defend against this proceeding.

            Except as noted above and in the Notes to the Condensed Financial Statements set forth in Part I, Item 1, Condensed Financial Statements, of this Form 10-Q, in Part I, Item 3, Legal Proceedings, of the Form 10-KSB/A (Amendment No. 1) filed on July 6, 2001, and in

Part II, Item 1, Legal Proceedings, of the Form 10-Q filed on August 14, 2001, the Company is not aware of any impending litigation.

            Item 2. Changes in Securities.

            Pursuant to the terms of an engagement agreement entered into on July 24, 2001, with H.C. Wainwright & Co., Inc. an investment bank ("Wainwright"), the Company is obligated to grant to Wainwright, upon the closing of any private placement of the Company's securities arranged by Wainwright, a warrant to purchase such number of the Company's securities as is equal to ten percent of the amount of securities sold in the private placement. The terms of the warrant shall include an exercise price equal to the price at which the securities are sold in the private placement, a five year exercise period, and registration rights on the underlying securities.

            Item 3. Defaults Upon Senior Securities.

            None.

            Item 4. Submission of Matters to a Vote of Security Holders.

            None.

            Item 5. Other Information.

Annual Meeting.

            The Company's 2001 annual meeting of stockholders will be held more than 30 days after the date of its 2000 annual meeting. Our 2000 annual meeting was held on October 12, 2000 and we have selected December 17, 2001 as the date for our 2001 annual meeting. As such, the date for submission of Stockholder proposals for the 2001 annual meeting was extended from April 27, 2001 to July 2, 2001.

Our Common Stock May Be Delisted From the NASDAQ National Market System.

            On October 9, 2001, we were notified by the NASDAQ staff that our common stock may be delisted from the NASDAQ National Market System ("NMS") as a result of our failure to meet certain NMS maintenance standards. Pursuant to NASDAQ Marketplace Rule 4310(c)(8)(C), the Company was provided 30 calendar days to regain compliance by regaining a $50 million market capitalization for 10 consecutive trading days. On November 8, 2001 the 30 day period expired without the Company regaining a $50 million market capitalization. On November 12, 2001 we were notified by NASDAQ that the Company had failed to regain compliance and that our common stock would be delisted unless we were to appeal the NASDAQ staff's decision. We have until November 19, 2001 to file an appeal with the NASDAQ Listing Qualifications Panel or apply for listing on the NASDAQ SmallCap Market. It is our intention to appeal the staff's decision. During the appeals process our common stock will remain listed on the NASDAQ NMS.

            To increase the Company's net tangible assets and in order to help ensure our compliance with NASDAQ maintenance standards, we have had discussions with existing stockholders and have engaged H.C. Wainwright & Co., Inc., an investment bank ("Wainwright"), to seek investors for private placements. We believe there is significant interest among existing and new investors and we believe we will be successful in raising sufficient funds to satisfy the NMS maintenance standards and to operate our business. We believe the private placements will enable us to satisfy the NMS net tangible asset requirement for a substantial time.

            In the event our appeal to the NASDAQ Listing Qualifications Panel is unsuccessful and we are unable to maintain our listing on the NASDAQ NMS we intend to apply to list our common stock on the NASDAQ SmallCap Market. If we apply for listing on the NASDAQ SmallCap Market and our application is not accepted, then our common stock may be traded on the "pink sheets" and be deemed to be "penny stocks." If the Company's common stock is considered penny stock, it would be subject to rules that impose additional regulation on broker-dealers who sell the Company's securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock, and disclosure is required about (1) sales commissions payable to both the broker-dealer and the registered representative and (2) current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have an adverse effect on the liquidity of the our common stock.

            If the Company's securities are delisted from the NASDAQ NMS, there can be no assurances that the Company will be able to satisfy the requirements for listing on the NASDAQ SmallCap Market and its failure to do so may have a material adverse effect on the business, financial conditions and results of operations of the Company. The Company believes that its securities will be delisted from the NASDAQ NMS if sufficient funds to satisfy the NASDAQ NMS net asset or stockholder equity requirements are not secured and if it otherwise does not comply with NASDAQ NMS maintenance standards. There can be no assurances that the Company will be able to raise sufficient funds and satisfy the other conditions to continued listing imposed upon the Company by NASDAQ, and the Company believes that its failure to do so may have a material adverse effect on the business, financial condition and related financial statements of the Company.

            Item 6. Exhibits, and Reports on Form 8-K.

            (a) Exhibits.

                  None.

            (b) Reports On Form 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2001               IMMTECH INTERNATIONAL, INC.



                                       By: /s/ T. Stephen Thompson
                                           ---------------------------------
                                           T. Stephen Thompson
                                           President and Chief Executive Officer


Date:  November 14, 2001               By: /s/ Gary C. Parks
                                           ---------------------------------
                                           Gary C. Parks
                                           Treasurer, Secretary and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)