Form 10-Q
period 2001-12-31
IMMTECH INTERNATIONAL INC
filed 2002-02-14
CIK 882509

2/12/01

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2001.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                        Commission file number: 000-25669

                          IMMTECH INTERNATIONAL, INC.
               --------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)


             Delaware                                    39-1523370
 ---------------------------------             -------------------------------
  (State or other jurisdiction of                    (I. R. S. Employer
  incorporation or organization)                     Identification No.)



           150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061
       ------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

                  Registrant's telephone number: (847) 573-0033

Check whether the Registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of January 31, 2002, 6,005,371 shares of the Registrant's common stock, par value $0.01 ("Common Stock"), were outstanding.

                                      INDEX

                                                                        Page No.


PART I. FINANCIAL INFORMATION..................................................1

Item 1.    Condensed Financial Statements......................................1
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................14
Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk..................................................19


PART II. OTHER INFORMATION....................................................19

Item 1.    Legal Proceedings..................................................19
Item 2.    Recent Sales of Unregistered Securities; Use of
           Proceeds from Registered Securities................................20
Item 3.    Defaults Upon Senior Securities....................................22
Item 4.    Submission of Matters to a Vote of Security Holders................22
Item 5.    Other Information..................................................23
Item 6.    Exhibits, and Reports on Form 8-K..................................23


SIGNATURES....................................................................24

                         PART I. FINANCIAL INFORMATION

            Item 1. Condensed Financial Statements.


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 DECEMBER 31,              MARCH 31,
ASSETS                                                                                              2001                     2001
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $     63,894          $  2,097,718
  Restricted funds on deposit                                                                       1,500,900             3,812,553
  Other current assets                                                                                                       28,289
                                                                                                 ------------          ------------

           Total current assets                                                                     1,564,794             5,938,560

PROPERTY AND EQUIPMENT - Net                                                                          198,677               210,024

OTHER ASSETS                                                                                           19,848                19,848
                                                                                                 ------------          ------------

TOTAL                                                                                            $  1,783,319          $  6,168,432
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable                                                                               $  1,853,472          $  1,695,721
  Accrued expenses                                                                                     50,862                70,862
  Deferred revenue                                                                                  1,129,710             3,509,194
                                                                                                 ------------          ------------

           Total current liabilities                                                                3,034,044             5,275,777

DEFERRED RENTAL OBLIGATION                                                                             28,737                33,511
                                                                                                 ------------          ------------

           Total liabilities                                                                        3,062,781             5,309,288
                                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
  Preferred stock, par value $0.01 per share, 5,000,000 shares authorized and unissued
  Common stock, par value $0.01 per share, 30,000,000 shares authorized,
    6,005,371 and 5,955,245 shares issued and outstanding
    as of December 31, 2001 and March 31, 2001, respectively                                           60,054                59,552
  Additional paid-in capital                                                                       33,840,169            33,574,917
  Deficit accumulated during the developmental stage                                              (35,179,685)          (32,775,325)
                                                                                                 ------------          ------------

           Total stockholders' equity (deficiency in assets)                                       (1,279,462)              859,144
                                                                                                 ------------          ------------

TOTAL                                                                                            $  1,783,319          $  6,168,432
                                                                                                 ============          ============


See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       OCTOBER 15,
                                                                                                                           1984
                                                            THREE MONTHS ENDED             NINE MONTHS ENDED          (INCEPTION) TO
                                                                DECEMBER 31,                   DECEMBER 31,            DECEMBER 31,
                                                       ----------------------------    ----------------------------   --------------
                                                           2001            2000            2001            2000            2001

REVENUES                                               $    954,660    $     86,440    $  2,914,082    $    425,398    $  6,625,942
                                                       ------------    ------------    ------------    ------------    ------------

EXPENSES:
  Research and development                                1,205,808       1,207,471       2,986,881       5,095,348      27,529,935
  General and administrative                                689,328       1,928,692       2,370,330       3,243,393      16,783,090
  Equity in loss of joint venture                                                                                           135,002
                                                       ------------    ------------    ------------    ------------    ------------

           Total expenses                                 1,895,136       3,136,163       5,357,211       8,338,741      44,448,027
                                                       ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                       (940,476)     (3,049,723)     (2,443,129)     (7,913,343)    (37,822,085)
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                             2,409          13,336          38,769         151,833         561,887
  Interest expense                                                                                                       (1,129,502)
  Loss on sales of investment securities - net                                                               (2,942)         (2,942)
  Cancelled offering costs                                                                                                 (584,707)
                                                       ------------    ------------    ------------    ------------    ------------

           Other income (expense) - net                       2,409          13,336          38,769         148,891      (1,155,264)
                                                       ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                             (938,067)     (3,036,387)     (2,404,360)     (7,764,452)    (38,977,349)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                                                                              1,427,765
                                                                                                                       ------------

NET LOSS                                                   (938,067)     (3,036,387)     (2,404,360)     (7,764,452)    (37,549,584)


REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                                                              2,369,899
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                  $   (938,067)   $ (3,036,387)   $ (2,404,360)   $ (7,764,452)   $(35,179,685)
                                                       ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE                       $      (0.16)   $      (0.55)   $      (0.40)   $      (1.43)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED LOSS PER SHARE                        6,005,371       5,520,357       6,003,208       5,410,991
                                                       ============    ============    ============    ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                       OCTOBER 15,
                                                                                                                           1984
                                                            THREE MONTHS ENDED             NINE MONTHS ENDED          (INCEPTION) TO
                                                                DECEMBER 31,                   DECEMBER 31,            DECEMBER 31,
                                                       ----------------------------    ----------------------------   --------------
                                                           2001            2000            2001            2000            2001

OPERATING ACTIVITIES:
  Net loss                                          $    (938,067)  $  (3,036,387)  $  (2,404,360)   $  (7,764,452)   $ (37,549,584)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Compensation recorded related to issuance
      of common stock, common stock options
      and warrants                                         85,087       1,141,830         246,911        1,276,498       13,497,506
    Depreciation and amortization of
      property and equipment                               25,480          28,973          73,341           80,164          518,208
    Deferred rental obligation                             (1,592)         (1,591)         (4,774)          (4,775)          28,737
    Equity in loss of joint venture                                                                                         135,002
    Loss on sales of investment securities - net                                                             2,942            2,942
    Amortization of debt discounts and issuance costs                                                                       134,503
    Extraordinary gain on extinguishment of debt                                                                         (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                         751,339                       2,311,653                        (1,500,900)
      Other current assets                                 50,000                          28,289           11,200
      Other assets                                                                                                          (19,848)
      Accounts payable                                    419,092        (383,944)        157,751         (771,212)       2,182,612
      Accrued expenses                                                    (25,789)        (20,000)                          713,875
      Deferred revenue                                   (858,215)                     (2,379,484)          27,622        1,129,710
                                                    -------------   -------------   -------------    -------------    -------------

           Net cash used in operating activities         (466,876)     (2,276,908)     (1,990,673)      (7,142,013)     (22,155,002)
                                                    -------------   -------------   -------------    -------------    -------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                                                      (199,996)      (1,803,469)
  Proceeds from sales and maturities
    of investment securities                                                                             1,558,043        1,800,527
  Purchases of property and equipment                                      (6,329)        (61,994)         (59,730)        (690,361)
  Investment in and advances to joint venture                                                                              (135,002)
                                                    -------------   -------------   -------------    -------------    -------------
           Net cash (used in) provided by
            investing activities                                           (6,329)        (61,994)       1,298,317         (828,305)
                                                    -------------   -------------   -------------    -------------    -------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                                                 985,172
  Proceeds from issuance of notes payable                                                                                 2,645,194
  Principal payments on notes payable                                                                                      (218,119)
  Payments for debt issuance costs                                                                                          (53,669)
  Payments for extinguishment of debt                                                                                      (203,450)
  Proceeds from issuance of redeemable
    preferred stock                                                                                                       3,330,000
  Net proceeds from issuance of common stock                            4,410,162          18,843        4,348,457       16,316,514
  Additional capital contributed by stockholders                                                            13,825          245,559
                                                    -------------   -------------   -------------    -------------    -------------

           Net cash provided by (used in)
             financing activities                                       4,410,162          18,843        4,362,282       23,047,201
                                                    -------------   -------------   -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                       (466,876)      2,126,925      (2,033,824)      (1,481,414)          63,894

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            530,770         987,980       2,097,718        4,596,319                0
                                                    -------------   -------------   -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $      63,894   $   3,114,905   $      63,894    $   3,114,905    $      63,894
                                                    =============   =============   =============    =============    =============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared by Immtech International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB/A (Amendment No. 1).

2.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of drugs for the treatment of fungal diseases, tuberculosis, hepatitis, pneumonia, diarrhea, and cancer. The Company has two separate platform technologies for developing drugs, one for developing a new class of anti-microbial molecules as pharmaceuticals and the other for developing (Through NextEra Therapeutics, Inc., a joint venture among the Company, Franklin Research Group, Inc. and an individual. See Note 3) a series of biological proteins that work in conjunction with the immune system.

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

      Since inception, the Company has incurred accumulated losses of approximately $37,550,000. Management expects the Company to continue to incur significant losses during the next several years as the Company expands its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with certain entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial funds to conduct research and development and laboratory and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

      The Company's working capital is not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. On February 14, 2002, the Company closed the initial stage of two private placement offerings which raised approximately $3,867,500 of additional equity (before offering costs) through the issuance of 154,700 shares of Series A convertible preferred stock and warrants to purchase 386,750 shares of common stock (see Note 7). The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded and is awaiting disbursement of, together with the proceeds from the aforementioned private placements offerings, will be sufficient to meet the Company's planned expenditures through December, 2002, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from an adverse outcome of these uncertainties.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to obtain additional equity and/or debt financing (see Notes 4 and 7), obtain additional research grants and enter into various research and development agreements with other entities.

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

Comprehensive Loss - Comprehensive loss for the nine months ended December 31, 2000 was as follows:

Net loss                                                            $(7,764,452)
Other comprehensive income (loss):
 Unrealized loss on investment securities available for sale             (1,764)
 Reclassification adjustment for loss included in net loss                2,942
                                                                    -----------

Comprehensive loss                                                  $(7,763,274)
                                                                    ===========

There were no differences between comprehensive loss and net loss for the three months and nine months ended December 31, 2001 and the three months ended December 31, 2000.

Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

3.    INVESTMENT IN NEXTERA THERAPEUTICS, INC.

      On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and an individual, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin provided funding of $1,350,000 to NextEra to fund the scale-up of manufacturing for and initiation of certain clinical trials of NextEra's product candidates. The Company contributed its rmCRP technology as well as use of its current laboratory facilities for 330,000 common shares of NextEra. During the year ended March 31, 2000, the Company advanced $135,000 to NextEra to fund its operations. The Company did not advance any funds to NextEra during the nine months ended December 31, 2000 and 2001.

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

      NextEra has incurred accumulated losses of approximately $2,174,000 since inception (July 8, 1998) through December 31, 2001. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of December 31, 2001, NextEra's current liabilities exceeded its current assets by approximately $303,000 and NextEra had a stockholders' deficiency of approximately $269,000.

      As of December 31, 2001, September 30, 2001 and March 31, 2001, the Company owned approximately 28%, 28% and 43%, respectively, of the issued and outstanding shares of NextEra common stock.

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

      The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from zero to four years and generally expire after five or ten years. During the three months and nine months ended December 31, 2001, the Company issued options to purchase 56,000 and 95,750 shares of common stock to certain employees and directors. As of December 31, 2001, there were 75,750 shares available for grant, including 24,000 shares which are reserved for issuance under certain consulting agreements with nonemployees.

      During the three months ended December 31, 2001, the Company did not issue any options to nonemployees and recognized expense of approximately $85,000 related to certain options issued prior to July 1, 2001 which vest over four year service periods. During the nine months ended December 31, 2001, the Company issued options to purchase 12,000 shares of common stock to nonemployees and recognized expense of approximately $247,000 related to these options and certain other options issued prior to April 1, 2001 which vest over four year service periods. During the three months and nine months ended December 31, 2000, the Company issued options to purchase 105,750 shares of common stock to nonemployees and recognized expenses of approximately $276,000 and $410,000, respectively, related to these options and certain other options issued prior to April 1, 2000 which vest over four year service periods. The expenses were determined based on the estimated fair value of the options issued.

      On July 31, 2000, the Company entered into an agreement with the principals of Stonegate Securities, Inc. ("Stonegate") for assistance to be provided by Stonegate in connection with raising additional equity capital for the consideration of warrants to purchase 200,000 shares of the Company's common stock. Pursuant to a notice of termination of the agreement dated December 8, 2000, 100,000 of the warrants shall not vest. The remaining 100,000 warrants expire on July 31, 2005 and have an exercise price of $12.06 per share. The Company recognized a general and administrative expense of $866,000 during the three months and nine months ended December 31, 2000, as the warrants were for compensation unrelated to the December 8, 2000 private placement offering. The expense was determined based on the estimated fair value of the 100,000 issued and vested warrants.

      On March 15, 2001, the Company entered into a one year agreement with The Kriegsman Group ("Kriegsman") for assistance to be provided by Kriegsman to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions. This agreement was terminated by the Company effective September 14, 2001. As compensation for these services, the Company paid a retainer fee to Kriegsman of $20,000 per month for the term of the agreement. The Company also granted Kriegsman warrants to purchase 250,000 shares of the Company's common stock at $10.75 per share. Warrants to purchase 100,000 shares vested immediately while the remaining 150,000 warrants did not vest as the Company's market capitalization did not reach the required milestones. The warrants to purchase 100,000 shares of the Company's common stock are exercisable over a five year period and contain a cashless exercise provision.

      On July 24, 2001, the Company entered into an agreement with H.C. Wainwright & Co., Inc. ("Wainwright"), an investment bank, to seek investors for a private placements of debt, equity and/or warrant securities of the Company. This agreement was terminated by the Company effective January 28, 2002. The Company was obligated to grant to Wainwright, upon the closing of any private placement offering of the Company's securities arranged by Wainwright, warrants to purchase 10% of the amount of securities sold in such private placement offering at an exercise price equal to the price at which the securities are sold in the private placement offering, with a five year exercise period, and grant registration rights on any underlying shares, among other items. In addition, Wainwright was entitled to a fee of 7.5% of the aggregate cash consideration received by the Company through their sources in connection with the private placement offering. No warrants were issued and no consideration was paid to Wainwright as Wainwright did not place any securities for the Company.

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

      The Company initially acquired its rights to the platform technology and dictations developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Duke University, Auburn University and Georgia State University (all four universities collectively, the "Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement"), among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to, collectively, research, develop, finance the research and development of, manufacture and market the technology and compounds owned by the Consortium and then licensed or optioned to Pharm-Eco (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Consortium after the date thereof through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

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

      Pursuant to the Consortium Agreement, the Company may, subject to the satisfaction of certain conditions, be required to issue 100,000 shares of common stock to the Consortium upon the filing by the Company of the first new drug application or an abbreviated new drug application with the Food and Drug Administration for a product covered by the Consortium Agreement under Current Compounds. In addition, the Company will pay the Consortium an royalty based on a percentage of the net sales of products derived from the Compounds or revenues derived from sub-license agreements.

      On January 28, 2002 the Company amended the Consortium Agreement whereby the Company received the right to commercialize all future technology and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997 and also incorporated into such license agreement its existing license with the Consortium with regard to compounds already under license. Under the terms of this license the Company is required to continue to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002 and pay all costs to maintain and defend all patents and patent applications relating to any products based on any Compounds. In addition, the Company will pay the Consortium certain royalties based upon net sales or sub-license revenues of commercialized products derived from the Compounds. During each of the three month periods ended December 31, 2001 and 2000, the Company expensed grant payments to UNC of $100,000. During each of the nine month periods ended December 31, 2001 and 2000, the Company expensed grant payments to UNC of $300,000. Such payments were expensed as research and development costs.

      In June 1999, the Company entered into a research and manufacturing agreement with Pharm-Eco for Pharm-Eco to produce good manufacturing practices quality, as defined, diatonic drugs and products for clinical testing and for early commercialization. Pharm-Eco was unable to manufacture certain required compounds and the Company subsequently engaged alternate suppliers who successfully manufactured the compounds.

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

      In August 1999, the Company received a Small Business Innovation Research ("SBIR") grant of approximately $598,000 from the National Institutes of Health ("NIH") to research various infections. During the nine months ended December 31, 2000, the Company recognized revenues of approximately $236,000 from this grant and expensed payments to UNC of approximately $51,000, respectively, for contracted research related to the grant. There was no additional funding available to the Company under the aforementioned grant as of September 30, 2000.

      In August 2000, the Company received two additional SBIR grants from the NIH aggregating approximately $831,000. During the three months and nine months ended December 31, 2001, the Company recognized revenues of approximately $65,000 and $503,000, respectively, from these grants. During the three months and nine months ended December 31, 2000, the Company recognized revenues of approximately $86,000 and $189,000, respectively, from these grants. During the three months and nine months ended December 31, 2001, the Company expensed payments of approximately $32,000 and $163,000, respectively, to UNC and certain other Consortium universities for contracted research related to these grants. During the three months and nine months ended December 31, 2000, the Company expensed payments of approximately $64,000 to UNC and certain other Consortium universities for contracted research related to these grants. There was no additional funding available to the Company under the aforementioned grants as of December 31, 2001.

      In August 2001, the Company was awarded an additional SBIR grant of $144,000 from the NIH. During the three months and nine months ended December 31, 2001, the Company recognized revenues of approximately $32,000 related to this grant. During the three months and nine months ended December 31, 2001, the Company expensed payments of approximately $32,000 to UNC and certain other consortium universities for contracted research related to this grant. There is additional funding available to the Company under the aforementioned grant of approximately $112,000 as of December 31, 2001.

      During the three months ended December 31, 2001 and 2000, the Company expensed approximately $58,000 and $115,000, respectively, of other payments to UNC and certain other Consortium universities for reimbursement of patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $222,000 and $279,000 during the three months ended December 31, 2001 and 2000, respectively. During the nine months ended December 31, 2001 and 2000, the Company expensed approximately $231,000 and $286,000, respectively, of other payments to UNC and certain other Consortium universities for reimbursement of patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $726,000 and $701,000 during the nine months ended December 31, 2001 and 2000, respectively. Included in accounts payable as of December 31, 2001 and March 31, 2001, were approximately $390,000 and $215,000, respectively, due to UNC and certain other Consortium universities.

      In November 2000, the Bill & Melinda Gates Foundation awarded a $15,114,000 grant to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000 of such grant funds, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies in connection with such diseases. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. On March 29, 2001, the Company received the first installment of $4,300,000, of which approximately $858,000 and $2,379,000 was utilized for clinical and research purposes conducted and expensed during the three months and nine months ended December 31, 2001, respectively. The Company has recognized aggregate revenues of approximately $3,170,000 through December 31, 2001 for services performed under the agreement. The remaining amount (approximately $1,130,000) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

6.    CONTINGENCIES

      In June 2000, Technikrom, Inc. ("Technikrom"), filed a claim against the Company with the American Arbitration Association in Chicago, Illinois. In that proceeding, Technikrom sought to recover $124,000 in fees, interest and costs for certain method development services provided to the Company relating to the purification of a protein known as rmCRP. The Company has filed a counterclaim against Technikrom for fraudulent inducement of contract which sought compensatory damages of at least $224,000, plus fees, interest and costs. The Company also sought a declaratory judgment that Technikrom, inter alia, failed to use its best efforts to develop a purification method within the time parameters set by the parties. The parties engaged an arbitrator and in November 2001 Technikrom was awarded a $95,000 settlement, which the Company subsequently paid.

      The Company is involved in various other claims and litigation incidental to its operations. In the opinion of management, the ultimate resolution of these actions will not have a material effect on the Company's financial statements.

7.    SUBSEQUENT EVENTS

      On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6% on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Each share of Series A Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price") subject to antidilution adjustment. The Company may at any time after February 14, 2003, require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock is convertible is registered pursuant to an effective registration statement, as defined. The Company may redeem the Series A Convertible Preferred upon 30 day's notice followed by payment in cash to the investor of the Liquidation Price, unless the holder converts the Series A Convertible Stock to Common Stock during such 30 day notice period. The number of shares of common stock shall be determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive tracking days within 180 days prior to notice of conversion, as defined, or if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to antidilution adjustments, as defined in the Certificate of Designation.

      The Company may, upon 30 days' notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of Common Stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      On February 14, 2002, the Company closed the initial stage of two private placement offerings pursuant to Regulation D and Regulation S of the Securities Act of 1933, as amended, which raised approximately $3,867,500 (before offering costs) through the issuance of 154,700 shares of Series A Convertible Preferred Stock and warrants to purchase 386,750 shares of the Company's common stock at an exercise price of $6.00 per share of Common Stock. The warrants expire five years from the date of grant. The warrants contain antidilution provisions.

      On February 1, 2002, in connection with the aforementioned private placement offerings, the Company entered into a one year consulting agreement with Yorkshire Capital Limited ("Yorkshire") for assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items. As compensation for such services, the Company is required to pay a retainer fee to Yorkshire of $10,000 per month for the term of the agreement. The Company also granted Yorkshire warrants to purchase 360,000 shares of the Company's common stock at prices ranging from $6.00 to $12.00 per share. Warrants to purchase 100,000 shares at an exercise price of $6.00 per share vested upon the closing of the initial stage of the private placement offerings. Warrants to purchase 130,000 shares of the Company's common stock at a price of $9.00 per share shall vest, should the Company's common stock trade at or above the $9.00 exercise price per share for 20 consecutive trading days. Warrants to purchase 130,000 shares of the Company's common stock at a price of $12.00 per share shall vest, should the Company's common stock trade at or above the $12.00 exercise price per share for 20 consecutive trading days. The warrants expire on February 14, 2007 and contain antidilution provisions. The Company may, upon 30 days notice, redeem any vested warrants for $0.10 per share if the Company's Common Stock trades at 200% of the exercise price for 20 consecutive trading days. Yorkshire may exercise any vested warrants during such notice period. In addition, in connection with the closing of the initial stage of the private placement offerings, Yorkshire received 60,000 shares of the Company's common stock as consideration for identifying investors and raising funds.

      In addition, on February 1, 2002, the Company entered into an introductory brokerage agreement with Ace Champion, Ltd. and Pacific Dragon Group, Ltd. (the "Introductory Brokers") for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned Regulation S private placement offerings. As compensation for such services, the Introductory Brokers are entitled warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $6.00 per share, subject to certain conditions. The warrants shall be considered earned, provided that the Company raises $4,000,000 of funds in connection with the Regulation S private placement offerings by March 1, 2002. Should less than $4,000,000 in such funds be raised by March 1, 2002, the agreement will terminate as of such date. As of February 14, 2002, $1,767,500 had been raised under the Regulation S Private Placement. The Company may, after February 14, 2003 upon 30 days' notice, redeem for $0.10 per share any earned warrants, provided that the Company's common stock has traded at or above 200% of the exercise price for 20 consecutive trading days. The Introductory Brokers may exercise their warrants during the 30 day notice period. The warrants expire five years from the date of issuance and contain antidilution provisions.


                                   * * * * * *

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

            Certain statements contained in this report and in the documents incorporated by reference herein, including, without limitation, statements containing the words "believe," "anticipate," "expect" and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act of 1934, as amended ("Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: (i) the Company's history of operating losses, (ii) the Company's need for substantial additional funds, (iii) the Company's ability to access the capital markets and/or to secure private sources of funding, (iv) the availability of grant money, (v) the length of time until any of the Company's product candidates may be available for sale, (vi) the uncertainties involved in clinical trials being performed on the product candidates the Company is developing, (vii) the Company's dependence on third party relationships for the manufacture of product candidates and the performance of clinical trials with regard to its product candidates, (viii) the intense competition and rapid technological changes in the Company's industry,
(ix) the extensive and rigorous federal and foreign regulations of the Company's testing, manufacturing and sale of its product candidates, (x) the Company's dependence on key personnel and contributions from scientists, researchers and technicians from consortium-member universities, (xi) the Company's ability to protect the technology, patents and proprietary information on which its business relies, (xii) the disposition of certain legal actions, (xiii) the Company's ability to keep its common stock listed on the NASDAQ National Market System and (xiv) other factors referenced in this report. Given these uncertainties, readers of this report are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

            Immtech International, Inc. ("Immtech" or the "Company") has not generated any revenue from operations and does not anticipate generating any revenue from operations for the foreseeable future. The Company has funded, and plans to continue to fund, its operations through research funding agreements and grants, and the sale of debt and equity securities. For the period from inception (October 15, 1984) to December 31, 2001, the Company incurred cumulative net losses of approximately $37,550,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future.

            Three Months Ended December 31, 2001 and 2000.

            Revenues under collaborative research and development agreements were approximately $955,000 and $86,000 for the three months ended December 31, 2001 and 2000, respectively. For the three months ended December 31, 2001 there were revenues recognized of approximately $858,000 relating to a clinical research subcontract agreement between the Company and The University of North Carolina at Chapel Hill ("UNC") and grant revenues of approximately $97,000 from Small Business Innovative Research ("SBIR") grants from the National Institutes of Health ("NIH"), while for the three months ended December 31, 2000, revenues consisted of an NIH grant of approximately $86,000. The clinical research subcontract agreement relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. This program was initiated in March 2001 (fourth quarter of last fiscal year). Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

            Interest income for the three months ended December 31, 2001 was approximately $2,000. Interest income in the three months ended December 31, 2000 was approximately $13,000. The decrease is due to a reduction in funds invested and a decrease in interest rates paid on the invested funds from the prior corresponding quarter. There was no interest expense for the three months ended December 31, 2001 and December 31, 2000.

            Research and development expenses decreased to approximately $1,206,000 in the three months ended December 31, 2001 from approximately $1,207,000 in the three months ended December 31, 2000.

            General and administrative expenses decreased for the three months ended December 31, 2001 to approximately $689,000 from approximately $1,929,000 for the three months ended December 31, 2000. General and administrative expenses for the three months ended December 31, 2000 included a non-cash charge of approximately $866,000 related to the issuance and vesting of warrants to purchase 100,000 shares of the Company's Common Stock to Stonegate Securities, Inc. ("Stonegate") as compensation for terminated services with respect to raising additional capital. Additionally, there were expenses of approximately $659,000 for general legal work and legal fees related to disputes with Pharm-Eco, Technikrom and with our NextEra joint venture partner during the three months ended December 31, 2000.

            We incurred a net loss of approximately $938,000 for the three months ended December 31, 2001 as compared with a net loss of approximately $3,036,000 for the three months ended December 31, 2000.

            Nine Months Ended December 31, 2001 and 2000.

            Revenues under collaborative research and development agreements were approximately $2,914,000 and $425,000 for the nine months ended December 31, 2001 and 2000, respectively. For the nine months ended December 31, 2001 there were revenues recognized of approximately $2,379,000 relating to a clinical research subcontract agreement between the Company and The University of North Carolina at Chapel Hill ("UNC") and grant revenues of approximately $535,000 from Small Business Innovative Research ("SBIR") grants from the National Institutes of Health ("NIH"), while for the nine months ended December 31, 2000, revenues consisted of an NIH grant of approximately $425,000. The clinical research subcontract agreement relates to a grant from the Gates Foundation to UNC for development of new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. The clinical research subcontract agreement with UNC was consummated in March 2001. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

            Interest income for the nine months ended December 31, 2001 was approximately $39,000. Interest income for the nine months ended December 31, 2000 was approximately $152,000. The decrease is due to a reduction in funds invested and a reduction in interest rates paid on the invested funds. There was no interest expense for the nine months ended December 31, 2001 and December 31, 2000.

            Research and development expenses decreased to approximately $2,987,000 in the nine months ended December 31, 2001 from approximately $5,095,000 in the nine months ended December 31, 2000. The decrease for the period is primarily attributable to an April 20, 2001 settlement agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), whereby Immtech received from Pharm-Eco a cash payment of $1,000,000. Certain accounts payable obligations to Pharm-Eco of approximately $159,000 were also forgiven. The cash payment received and the accounts payable obligation forgiven were recorded as a credit to (reduction of) research and development expenses during the nine months ended December 31, 2001 because we had previously expensed in research and development the estimated fair value of the shares of our common stock received by Pharm-Eco at the time of our initial public offering on April 26, 1999 and the accounts payable obligations. The nine months ended December 31, 2000 had significant spending on preclinical studies required for regulatory filings which were not required in the same period this year.

            General and administrative expenses decreased for the nine months ended December 31, 2001 to approximately $2,370,000 from approximately $3,243,000 for the nine months ended December 31, 2000. The decrease was primarily due to a non-cash charge of approximately $866,000 recorded in the nine months ended December 31, 2000 related to the issuance and vesting of warrants to purchase 100,000 shares of the Company's Common Stock to Stonegate as compensation for terminated services with respect to raising additional capital.

            We incurred a net loss of approximately $2,404,000 for the nine months ended December 31, 2001 as compared with a net loss of approximately $7,764,000 for the nine months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2001, the Company had approximately $64,000 of cash and cash equivalents, substantially all of which were invested in a money market mutual fund.

            There were no equipment expenditures for the three months ended December 31, 2001 as compared to approximately $6,000 for the same period last year. During the nine months ended December 31, 2001 and 2000, equipment purchases were approximately $62,000 and $60,000, respectively. No significant purchases of equipment are anticipated by the Company during the next three months.

            The Company periodically receives cash from the exercise of common stock options. During the three months ended December 31, 2001, there were no options exercised.

            On February 14th, 2002 we closed the initial stage of two private placements of 154,700 shares of our Series A Convertible Preferred Stock,
$0.01 par value ("Series A Convertible Preferred Stock"), pursuant to Regulation D and Regulation S of the Securities Act at a stated value of $25.00 per share and warrants to purchase 387,650 shares of the Company's Common Stock at an exercise price of $6.00 per share of Common Stock, $3,867,500 in the aggregate ("Private Placements"). Each share of Series A Convertible Preferred Stock, among other things, (i) earns a 6% dividend, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference, (iii) has "weighted average" anti-dilution protection until December 31, 2002, (iv) is convertible into
5.6561 shares of Common Stock and (v) may be redeemable by the Company after one year under certain circumstances. The warrants expire five years from the date of grant and contain certain anti-dilution protections. A complete description of the designations, preferences, voting powers, qualifications, special or relative rights and privileges of the Series A Convertible Preferred Stock is contained in the Company's Series A Convertible Preferred Stock Certificate of Designation file on Form 8-K on February 14, 2002.

            We believe the proceeds of the Private Placements, together with our existing resources, but not including proceeds from any grants we may receive, to be sufficient to meet our planned expenditures through December, 2002, although there can be no assurance we will not require additional funds.

            To date, we have financed our operations with:

            o proceeds from the above mentioned Series A Convertible Preferred Stock and warrants to purchase Common Stock Private Placements which in the aggregate raised gross proceeds of approximately $3,876,500;

            o proceeds from various other private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $23,047,000;

            o payments from research agreements, foundation grants and SBIR grants and Small Business Technology Transfer Program grants of approximately $6,626,000; and

            o the use of stock, options and warrants in lieu of cash compensation.

            Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with development of product candidates under an agreement dated January 15, 1997, as amended and restated on January 28, 2002 (the "Consortium Agreement"), among the Company, The University of North Carolina at Chapel Hill ("UNC"), and Pharm-Eco Laboratories, Inc. (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium"), and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to early-stage research in preclinical (laboratory) and clinical (human) trials, administrative expenses to support our research and development operations and capital expenditures for expanded research capacity, various equipment needs and facility improvements or relocation.

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


                           PART II. OTHER INFORMATION

            Item 1. Legal Proceedings.

Technikrom, Inc. v. Immtech International, Inc.

            In June 2000, Technikrom, Inc. ("Technikrom") filed a claim against the Company with the American Arbitration Association in Chicago, Illinois. Technikrom sought to recover $124,000 in fees, interest and costs for certain method development services provided to the Company related to the purification of a protein known as rmCRP. The Company filed a counterclaim against Technikrom for fraudulent inducement of contract which sought compensatory damages of at least $224,000, plus fees, interest and costs. The Company also sought a declaratory judgment that Technikrom, inter alia, failed to use its best efforts to develop a purification method within the time parameters set by the parties. The parties engaged an arbitrator and in November, 2001 Technikrom was awarded a $95,000 settlement which the Company subsequently paid.

            Except as noted above and in Note 3 of the Notes to the Condensed Financial Statements set forth in Part I, Item 1, Condensed Financial Statements, of this Form 10-Q, in Part I, Item 3, Legal Proceedings, of the Form 10-KSB/A (Amendment No. 1) filed on July 6, 2001, in Part II, Item 1 of the Form 10-Q filed on November 14, 2001 and in Part II, Item 1, Legal Proceedings, of the Form 10-Q filed on August 14, 2001, the Company is not aware of any impending litigation.

            Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

            On February 14, 2002 we issued 154,700 shares of Series A Convertible Preferred Stock, $0.01 par value ("Series A Convertible Preferred Stock") and warrants to purchase 386,750 shares of our Common Stock at a $6.00 per share exercise price to the below listed accredited and non-U.S. investors pursuant to the initial closing of the Private Placements of our Series A Preferred Stock for gross proceeds of $3,867,500. The Series A Convertible Preferred Stock is convertible into 5.6561 shares of our Common Stock and is subject to antidilution protection until January 1, 2003. The Series A Convertible Preferred Stock also has liquidation and dividend preferences superior to those of existing shareholders. The holders of outstanding Series A Convertible Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, semi-annual dividends. Each semi-annual dividend is computed by dividing the annual dividend rate of 6.0% by two and is payable, at the option of the Company, in cash or shares of Common Stock. The warrants have a five year exercise period and are redeemable by the Company for $0.10 per share upon 30 days' notice to the warrant holder if the Company's Common Stock trades at 200% of the exercise price for 20 consecutive trading days. The warrant holders may exercise the warrants during the notice period. The proceeds of the Private Placements will be used for general corporate purposes.


-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
Date                                Investor                    Consideration       Series A       Common         Exemption
                                                                                  Convertible      Stock
                                                                                   Preferred      Warrants
                                                                                     Stock
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Monet Capital Fund 1, LP                                 $350,000        14,000        35,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        TEFA Capital, Inc.                                       $350,000        14,000        35,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Ching-Jung Cheng                                         $300,000        12,000        30,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Clough Investment Partners I, LP                         $285,000        11,400        28,500  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Thomas G. Hill                                           $250,000        10,000        25,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Bruce Chiu                                               $200,000         8,000        20,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        T. Stephen Thompson                                      $200,000         8,000        20,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Chan Chee Wing                                           $150,000         6,000        15,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Cheng Yuk Chor Dickie                                    $100,000         4,000        10,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        High Achiever Inc.                                       $100,000         4,000        10,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Arvin H. Kash                                            $100,000         4,000        10,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Kingsway Lion Spur Technology Ltd.                       $100,000         4,000        10,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Li Kwo Yuk                                               $100,000         4,000        10,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Wong Lin Chooi                                           $100,000         4,000        10,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Eric L. Sorkin                                            $90,000         3,600         9,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Clough Offshore Fund, Ltd.                                $85,000         3,400         8,500  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Thorpe Limited                                            $70,000         2,800         7,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Tsang Wai Ping Alfred                                     $70,000         2,800         7,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Fu Hui Chen                                               $62,500         2,500         6,250  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Dwight B. Crane                                           $60,000         2,400         6,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Frederick W. Wackerle                                     $60,000         2,400         6,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Lau Chu                                                   $50,000         2,000         5,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        To Wing Ming James                                        $50,000         2,000         5,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Vivienne Lee                                              $50,000         2,000         5,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Ho Sin Wai Celia                                          $50,000         2,000         5,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Donald H. Wong                                            $50,000         2,000         5,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Select Defender Fund                                      $50,000         2,000         5,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Wo Ka Po                                                  $50,000         2,000         5,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Val Busler                                                $30,000         1,200         3,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Clough Investment Partners II, LP                         $30,000         1,200         3,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Lau Mei Lin Amy                                           $30,000         1,200         3,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Cheung Wai Hung                                           $25,000         1,000         2,500  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------

-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
Date                                Investor                    Consideration       Series A       Common         Exemption
                                                                                   Preferred       Stock
                                                                                     Stock        Warrants

2/14/02        Stephen D. Chubb                                          $25,000         1,000         2,500  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        John J. Orlando                                           $25,000         1,000         2,500  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Purchase Power Management Ltd.                            $25,000         1,000         2,500  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Wong Hon Fai Jones                                        $25,000         1,000         2,500  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Martin Boyle                                              $20,000           800         2,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Chu Yau Sum                                               $20,000           800         2,000  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Lo Sui Sun                                                $15,000           600         1,500  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Au Yeung Chun Kit                                         $12,500           500         1,250  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Leung Shuk Lan                                            $12,500           500         1,250  Regulation S
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        John Coonan                                               $10,000           400         1,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        James M. Florsheim Trust                                  $10,000           400         1,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Gary C. Parks                                             $10,000           400         1,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
2/14/02        Michael Volpe                                             $10,000           400         1,000  Regulation D
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------
               Totals                                                 $3,867,500       154,700       386,750
-------------- --------------------------------------------- -------------------- ------------- ------------- ------------------

            The total offering price for securities sold in the Private Placements under Regulation D of the Securities Act of 1933, as amended, was $2,100,000. The total offering price for securities sold in the Private Placements under Regulation S of the Securities Act of 1933, as amended, was $1,767,500. In connection with the above Private Placements, certain executive officers and the directors of the Company executed Lock-up Agreements preventing them from disposing of more than 5% of the equity each of them holds in the Company for the six month period that commenced on February 14, 2002.

            On January 28, 2002, the Company terminated its engagement agreement entered into on July 24, 2001, with H.C. Wainwright & Co., Inc., an investment bank ("Wainwright"). The Company paid Wainwright $50,000 for its services but has no further obligations under the engagement agreement.

            On February 1, 2002, in connection with the aforementioned private placement offerings, the Company entered into a one year consulting agreement with Yorkshire Capital Limited ("Yorkshire") for assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items. As compensation for such services, the Company is required to pay a retainer fee to Yorkshire of $10,000 per month for the term of the agreement. The Company also granted Yorkshire warrants to purchase 360,000 shares of the Company's common stock at prices ranging from $6.00 to $12.00 per share. Warrants to purchase 100,000 shares at an exercise price of $6.00 per share vested upon the closing of the initial stage of the private placement offerings. Warrants to purchase 130,000 shares of the Company's common stock at a price of $9.00 per share shall vest, should the Company's common stock trade at or above the $9.00 exercise price per share for 20 consecutive trading days. Warrants to purchase 130,000 shares of the Company's common stock at a price of $12.00 per share shall vest, should the Company's common stock trade at or above the $12.00 exercise price per share for 20 consecutive trading days. The warrants have a five year exercise period and are redeemable by the Company for $0.10 per share upon 30 days' notice to the warrant holder if the Company's Common Stock trades at 200% of the exercise price for 20 consecutive days. The warrant holders may exercise the warrants during the notice period. In addition, in connection with the closing of the initial stage of the private placement offerings, Yorkshire received 60,000 shares of the Company's common stock.

            On February 1, 2002, the Company also entered into an introductory brokerage agreement with Ace Champion, Ltd. and Pacific Dragon Group, Ltd. (the "Introductory Brokers") for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned Regulation S private placement offerings. As compensation for such services, the Introductory Brokers are entitled warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $6.00 per share, subject to certain conditions. The warrants shall be considered earned, provided that the Company raises $4,000,000 of funds in connection with the Regulation S private placement offerings by March 1, 2002. Should less than $4,000,000 in such funds be raised by March 1, 2002, the agreement will terminate as of such date. If any warrants for are earned, the Company may upon 30 days' notice after February 14, 2003, redeem such warrants $0.10 per share, provided that the Company's Common Stock has traded at or above 200% of the exercise price for 20 consecutive trading days, unless the Introductory Brokers do not exercise their warrants during the 30 day notice period. The warrants expire five years from the date of issuance and contain antidilution protection.

            Item 3. Defaults Upon Senior Securities.

            None.

            Item 4. Submission of Matters to a Vote of Security Holders.

                           VOTES OF THE SHAREHOLDERS.

The Company held its Annual Meeting on December 17, 2001 at the Westin O'Hare in Rosemont, Illinois. The following matters were presented to the stockholders:
(1) the election of five directors and (2) the ratification of the Company's Board of Director's selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending March 31, 2002. The results of the vote are as follows:

Proposal 1: The following individuals were elected Directors by the Shareholders

                                                        VOTES          AUTHORITY
                                                          FOR           WITHHELD

T. Stephen Thompson                                 3,701,367             14,990
Harvey Colten                                       3,713,867              2,490
Eric L. Sorkin                                      3,701,367             14,990
Cecilia Chan                                        3,701,367             14,990
Frederick W. Wackerle                               3,713,867              2,490



                  PROPOSAL 2                                VOTES                         VOTES
                                                             FOR                         AGAINST                       ABSTAIN
   RATIFICATION OF DELOITTE & TOUCHE LLP AS               3,711,687                        520                          4,150
            INDEPENDENT AUDITORS.                          (98.7%)                        (.01%)                        (.12%)

            Item 5. Other Information.

Consortium Agreement.

            On January 28, 2002 the Company finalized a license agreement with The University of North Carolina at Chapel Hill ("UNC"), Auburn University, Duke University and the Georgia State University Research Foundation, Inc. (all of the foregoing entities shall be collectively referred to as the "Consortium") whereby the Company received the right to commercialize all future technology and compounds developed or invented by one or more of the Consortium scientists and also incorporated into such license agreement its existing license with the Consortium with regard to current compounds already under license. Under the terms of this license the Company is required to pay to UNC on behalf of the Consortium reimbursement of patent and patent related fees and a royalty based on revenue derived from commercialized products. The license agreement is attached hereto as Exhibit 10.1.


            Item 6. Exhibits, and Reports on Form 8-K.


            (a) Exhibits.

            10.1 License Agreement dated as of January 28, 2002 among The University of North Carolina at Chapel Hill, Auburn University, Duke University, Georgia State University Research Foundation, Inc. and Immtech International, Inc. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

            (b) Reports On Form 8-K.

            A Form 8-K was filed on February 14, 2002 under Item 5 with regard to the closing of the initial stage of the Regulation D and Regulation S Private Placements collectively resulting in the sale of 154,700 shares of Series A Convertible Preferred Stock and warrants to purchase 386,750 shares of Common Stock for gross proceeds of $3,867,500.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2002          IMMTECH INTERNATIONAL, INC.



                                   By: /s/ T. Stephen Thompson
                                       ----------------------------------------
                                          T. Stephen Thompson
                                          President and Chief Executive Officer


Date:  February 14, 2002           By: /s/ Gary C. Parks
                                       ----------------------------------------
                                          Gary C. Parks
                                          Treasurer, Secretary and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)