Form 10-Q/A
period 2001-12-31
IMMTECH INTERNATIONAL INC
filed 2002-06-10
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                (AMENDMENT NO. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2001.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission file number: 000-25669

                           IMMTECH INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

           Delaware                                 39-1523370
-------------------------------                --------------------
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

                                      INDEX

                                                                        Page No.
                                                                        --------

Item 6.           Exhibits, and Reports on Form 8-K.......................... 3

SIGNATURES .................................................................. 4

Exhibit 10.2 Revised Redaction of License Agreement dated as of January 28, 2002, among the University of North Carolina at Chapel Hill, Auburn University, Duke University, Georgia State University Research Foundation, Inc. and Immtech International, Inc.

            Item 6. Exhibits, and Reports on Form 8-K.

            (a) Exhibits.

            10.2 Revised Redaction of License Agreement dated as of January 28, 2002 among The University of North Carolina at Chapel Hill, Auburn University, Duke University, Georgia State University Research Foundation, Inc. and Immtech International, Inc. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.(1)

            (b) Reports On Form 8-K.

                  A Form 8-K was filed on February 14, 2002 under Item 5 with regard to the closing of the initial stage of the Regulation D and Regulation S Private Placements collectively resulting in the sale of 154,700 shares of Series A Convertible Preferred Stock and warrants to purchase 386,750 shares of Common Stock for gross proceeds of $3,867,500.


No other applicable items.

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 and incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 10, 2002                     IMMTECH INTERNATIONAL, INC.


                                       By: /s/ T. Stephen Thompson
                                           -------------------------------------
                                           T. Stephen Thompson
                                           President and Chief Executive Officer


Date: June 10, 2002                     By: /s/ Gary C. Parks
                                           -------------------------------------
                                           Gary C. Parks
                                           Treasurer, Secretary and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)