Form 10-K
period 2002-03-31
IMMTECH INTERNATIONAL INC
filed 2002-07-15
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2002.

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from [___] to [___].

                        Commission file number 000-25669

                           IMMTECH INTERNATIONAL, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     39-1523370
--------------------------------------------------------------------------------
   (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                      Identification No.)



      150 Fairway Drive, Suite 150,
         Vernon Hills, Illinois                                       60061
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number:  (847) 573-0033

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

            Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

            The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such Common Stock as of July 10, 2002, was $30,018,537. As of such date, the total number of shares of the registrant's Common Stock outstanding was 6,270,603 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

            None.

                        IMMTECH INTERNATIONAL, INC.
                             TABLE OF CONTENTS

                                                                          Page

PART I.

ITEM 1.     BUSINESS.......................................................1
ITEM 2.     PROPERTIES.....................................................33
ITEM 3.     LEGAL PROCEEDINGS..............................................33
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS........................................................34


PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS....................................34
ITEM 6.     SELECTED FINANCIAL DATA........................................37
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................40
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................46
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................46


PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT.....................................................46
ITEM 11.    EXECUTIVE COMPENSATION.........................................48
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT..........................................51
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................56


PART IV.

ITEM 14.    EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL
            STATEMENTS.....................................................58

                           FORWARD-LOOKING STATEMENTS

            Certain statements contained in this annual report and in the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning the Company's strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in our annual report, the following (i) we are in an early stage of product development, (ii) our technology is in the research and development stage and therefore its potential benefits for human therapy are unproven, (iii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iv) the possibility that we or our collaborators will not successfully develop any marketable products, (v) the possibility that advances by competitors will cause our product candidates not to be viable, (vi) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if commenced and completed, will not establish the safety or efficacy of our drug product candidates, (vii) risks relating to requirements for approvals by governmental agencies, such as the FDA, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market its product candidates successfully, (viii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (ix) the possibility that we will not be able to raise adequate capital to fund our operations through the process of developing and testing a successful product or that future financing will be completed on unfavorable terms, (x) the possibility that any products successfully developed by us will not achieve market acceptance and (xi) other risks and uncertainties which may not be described herein.


                                     PART I.

ITEM 1. BUSINESS

                                    OVERVIEW

            Immtech International, Inc. (the "Company" or "Immtech") is a pharmaceutical company focused on the development and commercialization of drugs to treat infectious diseases that include fungal infections, Malaria, tuberculosis, Hepatitis C, pneumonia, diarrhea and African sleeping sickness, and cancer. The Company holds worldwide patents, licenses and rights to license worldwide patents, patent applications and technologies from third parties that are integral to the Company's business.

            Since its formation in October 1984, the Company has engaged in research and development programs, expanding its network of scientists and scientific advisors, negotiating and consummating technology licensing agreements, and advancing the technology platform toward commercialization. The Company uses the expertise and resources of strategic partners and contracted parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) the manufacture of pharmaceutical products. The Company has licensing and exclusive commercialization rights to a dicationic anti-infective pharmaceutical platform and is developing drugs intended for commercial use based on that platform. These dication pharmaceuticals work by blocking life-sustaining enzymes from binding to the key sites in the "minor groove" of an organism's deoxyribonucleic acid ("DNA"), thereby killing the infectious organisms that cause fungal, parasitic, bacterial and viral diseases. The minor groove or key site on an organism's DNA is an area where enzymes interact with the DNA as part of their normal life cycle. The Company does not have any commercially available products nor does it expect to have any commercially available products for sale until after March 31, 2003, if at all.

            The infectious disease market represents a major opportunity for Immtech. According to Astra Zeneca's 2001 Annual Report, the estimated worldwide sales of drugs to combat infectious diseases was approximately $46 billion. Seven individual anti-infective drugs each had sales of more than $1 billion in that year. Most prominent anti-infective drugs are targeted against specific bacterial and fungal infections. There is, however, an acute need to develop new drugs to treat not only primary infections but also opportunistic infections (i.e., infections that affect patients with compromised immune systems). The emergence around the world of drug-resistant strains of infectious micro-organisms has contributed to this need, as has the growing immunosuppressed population created by disease (e.g., HIV) and the use of immunosuppressive drugs (e.g., chemotherapeutic agents), such as for organ transplant patients so that their immune system does not fight the transplanted organ.

            For the fiscal year ended March 31, 2002, we had revenues of $3,522,113 and a net loss of $3,323,110. A predecessor of the Company was incorporated under the laws of the State of Wisconsin on October 15, 1984, and subsequently merged into the current Delaware corporation on April 1, 1993. Our executive offices are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061, telephone number (847) 573-0033. The management of the Company believes it has sufficient capital for operations through October 2002. There is no guarantee that it will not need additional funds before then or that funds will be available after October 2002 sufficient to fund further operations. However, the Company anticipates the receipt of a $3.4 million payment (restricted funds) under the Clinical Research Subcontract with the University of North Carolina at Chapel Hill ("UNC") (funded by The Gates Foundation) in calendar year 2002.

            Generally, when we use the words "we," "our," "us," "Company" or "Immtech" we are referring to Immtech International, Inc.

GRANTS AND FUNDING

Gates Foundation Grant

            In November 2000, The Bill & Melinda Gates Foundation ("The Gates Foundation") awarded a $15.1 million grant to a consortium led by The University of North Carolina at Chapel Hill ("UNC"), of which the Company is a member, to develop under a research agreement, new drugs to treat African sleeping sickness, also known as Trypanosomiasis, and Leishmaniasis (a parasitic disease)
- two diseases that are infecting and killing millions of people in developing nations. Trypanosomiasis is a parasitic disease that is spread by tsetse flies in an area in sub-Sahara Africa where 55 million people live. There are an estimated 500,000 new cases of sleeping sickness in this region each year. Existing treatments for Trypanosomiasis can be highly toxic and cannot be administered orally. If untreated, Trypanosomiasis is fatal.

            Leishmaniasis is a parasitic disease that affects more than twelve million people in arid and tropical regions of the world. The Leishmaniasis parasite is often spread by sand flies. UNC has used, and will continue to use, The Gates Foundation grant to fund research and development of potential treatments for these two diseases, through a consortium consisting of Immtech, UNC and five other universities and research centers around the world which collectively employ scientists considered to be the foremost experts in one or both of these diseases.

            Pursuant to a clinical research subcontract ("Clinical Research Subcontract") between the Company and UNC, UNC is to pay to the Company $9.8 million of The Gates Foundation $15.1 million grant in installments over a period not to exceed five years based on the Company achieving certain milestones. For its part, the Company will oversee Phase II, Phase IIa, Phase IIb and Phase III human clinical trials (See Government Regulation, this Item) on a dication compound known as DB289 for potential use against Trypanosomiasis and pre-clinical animal studies on another dication compound to be selected for potential use against Leishmaniasis. In ongoing Phase IIa Trypanosomiasis clinical trials, patients are being monitored to determine DB289's effectiveness, safety and required dosage. Phase IIa monitoring includes EKG monitoring, blood sampling to check clinical chemistry and hematology parameters, and various other clinical measurement and tests (including the clearance of parasites from blood and the central nervous system). The Phase IIa and Phase IIb Trypanosomiasis trials are being conducted on approximately 30 and 200 patients, respectively, who are being monitored to gauge the effectiveness of DB289. At the conclusion of these trials we intend to commence a Phase III trial to include patients from additional sites in Africa.

Clinical Research Subcontract with UNC

            On March 29, 2001, the Company and UNC entered into the aforementioned Clinical Research Subcontract. Under the terms of the agreement, the Company is responsible for the oversight of Phase II and Phase III human clinical trials on the dication compound DB289 for potential use against Trypanosomiasis, and pre-clinical animal studies on another dication compound to be selected for potential use against Leishmaniasis. In consideration for Immtech's research, UNC is to pay to the Company $9.8 million of The Gates Foundation $15.1 million grant in installments over a period not to exceed five years based on the Company achieving certain milestones. The terms of the clinical research subcontract require the Company to segregate The Gates Foundation grant funds from other Company funds and to use grant proceeds only for developing drugs for treatment of Trypanosomiasis and Leishmaniasis. The Company has received or will receive The Gates Foundation grant funds from UNC under the Clinical Research Subcontract as follows: (a) $4.3 million has been received to fund Phase II clinical trials to test DB289's effectiveness against Trypanosomiasis in 30 to 40 volunteers, (b) $3.4 million is to be paid to the Company in calendar year 2002 upon the successful completion of the Phase IIa clinical trial and to fund Phase IIb and Phase III clinical trials to test compound DB289's effectiveness against Trypanosomiasis on a larger, more diverse group of volunteers and (c) $2.1 million of the grant is to be paid to the Company to oversee the manufacture, testing and pre-clinical studies upon selection of a compound to treat Leishmaniasis.

            The Company will select a compound to be tested for potential use against Leishmaniasis based on input from the scientists who conducted the aforementioned pre-clinical animal studies (See Gates Foundation Grant, this Item) and on other factors including the Company's economic appraisals of the leading compound candidates. The Company expects to select a compound for drug development to treat Leishmaniasis within the next two years and the terms of the research agreement require the Company to select this compound by 2005 or forfeit payment therefor. The Clinical Research Subcontract will continue to remain in effect until November 17, 2005, unless otherwise terminated by a material breach by either side.

Research Agreement with University Consortium

            On January 15, 1997, the Company entered into an agreement (as amended, the "Consortium Agreement") with UNC and Pharm-Eco Laboratories, Inc. ("Pharm-Eco") (to which each of Duke University ("Duke"), Auburn University ("Auburn"), and Georgia State University ("Georgia State") agreed shortly thereafter to become a party; the four universities are collectively referred to as the "Consortium"). The Consortium Agreement provided for dications developed by Consortium-member personnel to be licensed to the Company for commercialization. As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Consortium whereby the Company received the exclusive license to commercialize dication technology and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company's existing license with the Consortium with regard to the Current Compounds. The Consortium Agreement provides that the Company is required to pay to UNC on behalf of the Consortium reimbursement of patent and patent-related fees, certain milestone payments and a royalty based on revenue derived from any commercialized products.

            The Consortium members have thus far designed, synthesized, and tested approximately 1,600 dications and are continuing to develop more dications using proprietary technology. One or more of the universities comprising the Consortium have patents covering the molecular structure of the dications, as well as in some cases, particular uses of a compound for potential treatment of a disease or infection. Pursuant to the Consortium Agreement, Pharm-Eco agreed to transfer to the Company the worldwide exclusive license to use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on dications developed by the Consortium prior to January 15, 1997 and previously licensed (together with related technology and patents) to Pharm-Eco. In March 2001, Pharm-Eco assigned the license to the Company. The January 28, 2002 License Agreement grants to the Company a similar worldwide exclusive license covering products based on dicationic compounds developed by the Consortium after January 15, 1997 and incorporates the exclusive license assigned to the Company by Pharm-Eco in March 2001. The Consortium Agreement has provided the Company with rights to the Consortium's library of approximately 1,600 existing dications and to all future dications to be designed by the Consortium. The university Consortium scientists are considered to be among the world's leading experts in infectious diseases, computer forecasting of pharmaceutical drugs and computer-generated drug designs.

            Members of the Consortium have laboratory testing systems for screening dications for activity against specific micro-organisms (using both laboratory and animal models). The Company may profit by commercializing the products created. UNC and Georgia State have over 25 years of experience in making dication compounds and have developed proprietary computer models which simulate the binding of dications to DNA. Georgia State's proprietary computer modeling technology enhances the understanding of how dications bind to DNA which improves our ability to design compounds with anti-infective activity. Generally, patents for the dications and uses are issued to the scientist who "invents" the dication or use. Then, pursuant to the scientist's employment arrangements, the patents are assigned to the employing university, and, through the License Agreement, the Company has the exclusive license to such dication or use for commercialization. Under the License Agreement, the Company bears the cost of obtaining the patent and assumes liability for future costs to maintain and defend the patent so long as the Company chooses to retain the license.

Confidentiality, Testing and Option Agreement with Neurochem, Inc.

            On April 22, 2002, the Company entered into a Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem"), a Canadian corporation, to supply Neurochem with selected dicationic compounds for the testing, evaluation and potential future licensing of such compounds for (i) the treatment and diagnosis of amyloidosis and the related underlying conditions of Alzheimer's Disease, cerebral amyloid angiopathy, primary amyloidosis, diabetes, rheumatic diseases and (ii) the treatments of conditions related to secondary amyloidosis. Prior to entering this Confidentiality, Testing and Option Agreement, Neurochem identified certain of the Consortium's dicationic compounds with positive activity regarding the above diseases and diagnostic programs. At the conclusion of the agreement, Neurochem has the right to license tested compounds that have shown positive activity in exchange for certain milestone and royalty payments to Immtech.

Product Testing Sites

            On March 28, 2002 the Food and Drug Administration ("FDA") approved the export of the compound DB289 to the Democratic Republic of the Congo ("DRC") for continued Phase IIa testing of the effectiveness of the dicationic compound against African sleeping sickness. This is the Company's second testing site in Africa. This DRC testing site increases enrollment rates for patients entering the Phase IIa clinical trial. In April 2002 the Company received approval from the government of Peru to begin a Phase II clinical trial of DB289 for the treatment of Pneumocystis carinii pneumonia ("PCP"). PCP is a fungus that overgrows the air sacs in the lungs of immunosuppressed patients, causing pneumonia that can be life-threatening if not treated. This Phase II testing site is in addition to the African testing sites that are also approved human Phase II studies.

Market Listing

            On March 6, 2002, Immtech International, Inc. was notified by a NASDAQ Listing Qualifications Panel (the "Panel") that the Panel had determined to transfer Immtech's common stock from the NASDAQ National Market to the NASDAQ SmallCap Market effective with the open of business on March 8, 2002. In its notice, the Panel stated that Immtech failed to maintain minimum net tangible assets or shareholders' equity requirement for continued listing on the NASDAQ National Market as required by NASDAQ Marketplace Rule 4450(a)(3). Immtech's common stock began trading on the NASDAQ SmallCap Market on March 8, 2002 under a special exception which expired on July 1, 2002. Thereafter, the Panel was to determine if the Company meets the NASDAQ SmallCap Market continued listing requirements or if further action should be taken. On July 1, 2002, we requested that the aforementioned exception be extended to July 15, 2002 and on July 10, 2002 the Panel granted our extension request.

                                  PRODUCTS

Pharmaceutical Products - Dications

            The Company's dication compound pharmaceutical program focuses on the development and commercialization of drugs to treat fungal, parasitic, bacterial and viral diseases. This technology is the result of extensive research at several universities focused on understanding how dications bind to the "key sites" in the "minor groove" of the DNA of infectious micro-organisms. Dications have two positively charged ends that are held together by a chemical linker. The structure of the dications, with positive charges on both ends (shaped like molecular barbells), allows dications to bind to the negatively charged key sites in the minor groove (the sites where enzymes interact with DNA) of an organism's DNA (covering the site like a band-aid). When dications bind to the DNA, enzymes that interact with the DNA and are necessary to sustain the life of the infectious organism are prevented from attaching to the DNA. Researchers have shown that once a key site is occupied by a dication, the infectious micro-organism dies.

            This platform technology licensed to the Company through the Consortium Agreement for developing dications is the result of the Consortium's research programs focused on understanding how dications bind to the DNA of infectious organisms. Pentamidine (a drug marketed by several pharmaceutical companies) was the prototype drug used by researchers at UNC to understand the mechanism by which dications interact with the DNA. Pentamidine, which can only be administered intravenously or via inhalation, is difficult to administer and distribute and has a narrow dosage margin of safety tolerance. Pentamidine has been shown to be toxic if incorrectly administered or after prolonged use.

            Researchers at UNC discovered that most of Pentamidine's toxicity was due to by-products formed as the drug breaks down within the body. This discovery led the researchers to design a new class of compounds with a more stable molecular structure. Laboratory and animal testing has shown that the compound that the Company has chosen is less toxic than Pentamidine. These newly designed dications also proved in laboratory and animal tests to be more effective in some cases than Pentamidine. The methodology used by UNC and other Consortium researchers to develop these new dications evolved into the Consortium's platform technology for designing dications. The Consortium is using this platform technology to design new treatments for a wide range of infectious diseases, including protozoan, fungal, bacterial and viral infections.

            The Company has completed the multi-dose Phase I human clinical trial of its lead dication, DB289. In this trial, DB289 was shown to be safe to humans at dosage levels expected to be effective in treatment of the target diseases. In the Phase I study for DB289, of the 72 volunteers who completed the study, 26 were given a single dose; 24, multiple oral doses; and 22, a placebo. The study was designed to evaluate the safety and pharmacokinetics (the study of a drug's effect on the body from absorption until excretion) of three dose levels of DB289 administered twice a day for six days. In addition to the safety studies, 12 of the approximately 40 volunteers participated in a secondary study to determine whether food affected absorption by digestive membranes. The studies showed that DB289 easily passed through the digestive membranes, and the drug was active (as designed) for several hours in the bloodstream. In addition, volunteers at the highest doses tested in the multi-dose segment of the trial did not have any specific side effects, and the post-test EKG's, clinical chemistry, and hematology parameters of the volunteers were within normal ranges. The drug levels in the blood were similar to levels that showed effectiveness in animal models on both PCP and Trypanosomiasis.

            The Company has begun Phase II clinical trials of DB289 for treating PCP and Trypanosomiasis at sites in South Africa, Angola, Peru and the Democratic Republic of the Congo (see "Human Trials DB289").

"Pro-Drug" Technology

            One of the most significant research developments was the discovery of drug delivery technology that can be used to make dications orally deliverable. This proprietary drug delivery technology temporarily masks the positive charges of the dication allowing the dication to move across the digestive membranes into blood circulation. Once the drug is in blood circulation, the masking charges are removed by naturally occurring enzymes (found in the blood) releasing the active drug. Dications as a group are not readily absorbed by digestive membranes without this proprietary Pro-Drug technology. Until now, the inability to deliver the drug across the digestive membrane into the bloodstream had reduced the effectiveness of dications as oral drugs for treatment of diseases via the body's bloodstream. Scientists from Consortium-member universities have patented several methods which temporarily mask or reduce the dication's positive charges while in the digestive system, permitting the drug to pass through the digestive membranes and into the bloodstream. This oral delivery system or "Pro-Drug" technology has made the dications significantly more attractive for commercial development.

Human Trials - DB289

            DB289 utilizes the Pro-Drug oral delivery technology that permits oral delivery to release the active drug in the blood circulation. With Pro-Drug technology it is anticipated that DB289 will be self-administered, making it practical in developing countries and substantially less expensive to administer than drugs like Pentamidine, which are given either through inhalation or intravenously. In May 2001, we completed a Phase I safety trial of DB289 in human volunteers. The single and multi-dose trials demonstrated that DB289 was well tolerated by the volunteers. The drug reached blood levels in the Phase I volunteers that were equivalent to those shown to be effective in animal trials of disease treatment. We are conducting the following DB289 Phase IIa human trials:

------------------------ -------------------------------------------- --------------------------------------- ----------------------
CLINICAL TRIAL           TRIAL DESIGN / PHASE                         EXPECTED RESULT                         SITES
------------------------ -------------------------------------------- --------------------------------------- ----------------------
DB289
PCP                      o  Phase IIa                                 o  Safety                               o     South Africa
                         o  30 patients who failed treatment          o  Clearance of PCP from lungs
                         o  Oral dosing up to 21 days                                                         o     Peru
                         o  Multiple dose levels (50mg bid, 100mg
                            bid)
DB289
Trypanosomiasis          o  Phase IIa                                 o  Safety                               o     Democratic
                         o  30-40 patients - stage 1 disease          o  Clearance of parasite from blood           Republic of the
                         o  Oral dosing for 5-7 days                  o  Pro-Drug activation in central             Congo
                         o  Multiple dose levels                         nervous system
                                                                                                              o     Angola


            We anticipate commencing a follow-up Phase IIb of DB289 for treatment of Trypanosomiasis (African sleeping sickness) at the conclusion of the Phase IIa trial. This Phase IIb trial is designed to test a larger number of sites and patients with reduced levels of medical monitoring. The Phase IIb volunteer group for DB289 testing of Trypanosomiasis will include approximately 200 to 250 volunteers in normal health.

            The Company is planning a PhaseIIb pilot study of DB289 as a treatment for the malaria parasite (Plasmodium falciparum). In studies of the Pro-Drug DB289, the drug has shown very good activity against common and drug resistant strains of malaria, including positive activity against chloroquine-resistant strains of malaria. Chloroquine is the most frequently used drug used to treat malaria in developing countries.

            In animal models (tests using mice) of malaria, DB289 showed activity against several forms of malaria that are used as surrogates for the human disease. In the Phase I safety studies of DB289 in humans and the in vitro studies performed at the Swiss Tropical Institute, it was shown that DB289 reached drug levels that would be therapeutically active to treat malaria in humans.

            Malaria is a significant problem for over 2.4 billion people in the world that are exposed to the mosquito borne disease. The disease which affects 300 to 500 million people each year is especially devastating to children under the age of 5. In Africa and other areas of the world with high incidences of malaria, the fatality rate in children is very high. It is estimated by the WHO that over 1.1 million children die every year from malaria in countries where the disease is endemic. The Global Fund to Fight AIDS, TB, and Malaria, of which The Gates Foundation is a member, believes there is a need for a new oral drug that is safe and effective for treatment of patients with drug-resistant forms of the disease.

            The Company will seek a governmental or foundation sponsor to support Phase IIa and III human trials of DB289 for treatment of malaria. Subject to obtaining funding support, DB289 is scheduled to begin clinical trials in 2003 according to the parameters listed below.

Clinical Trial    Trial Design/Phase      Expected Results        Sites
--------------------------------------------------------------------------------
DB289             Phase IIb               Safety                  Thailand
Malaria           24-30 patients          Clearance of malaria
                  Oral dosing 5 days      parasite from blood
                  (bid)

DB075

            Cryptosporidiosis parvum is one of the most common infections of the intestinal tract. Cryptosporidium is the parasite which causes severe diarrhea and wasting, and can be fatal in immunosuppressed patients. Currently, no drug is available on the market to treat Cryptosporidiosis. DB075 is designed to block life-sustaining enzymes from binding to the Cryptosporidium's DNA, thereby killing the organism. DB075, which is not a Pro-Drug, is designed to work directly in the digestive tract where the Cryptosporidiosis parasite is resident, with limited absorption across the digestive membranes into the bloodstream. Containing DB075 in the digestive tract substantially reduces the possibility of side effects. The Company has specifically targeted finding a treatment for Cryptosporidiosis because the FDA permits "fast-track" approvals for drugs that treat diseases like Cryptosporidiosis for which there currently exists no acceptable treatment.

            The Company will seek a governmental or foundation sponsor to support a Phase I human trial of DB075 for treatment of Cryptosporidiosis. Subject to obtaining funding support, DB075 is scheduled to begin clinical trials in 2003 according to the parameters listed below.

-------------------------------- ----------------------------------------- ------------------------------------------
CLINICAL TRIAL                   TRIAL DESIGN / PHASE                      EXPECTED RESULT
-------------------------------- ----------------------------------------- ------------------------------------------
DB075
Diarrhea/                        o  Phase I/IIa                            o  Safety
 Cryptosporidiosis               o  30-40 people in normal health          o  Pharmacokinetics (absorption and
 (outside funding required)      o  Oral dosing - dose levels                 distribution in the body)
                                 o  Single and Multiple dose levels



                                    STRATEGY

            The Company's strategy is to develop drugs effective against infectious diseases and cancer by utilizing the dicationic platform technology developed by the Consortium's scientists. Infectious diseases in the global population have increased significantly during the past twenty years and are the most common cause of death worldwide, according to the WHO. Relatively few new drugs for treatment of infectious diseases have been brought to market during this period.

            The Company intends to proceed with the development of dications pursuant to its agreements with the Consortium as follows:

            o Conclude Phase IIa trials of DB289 targeting PCP and Trypanosomiasis;

            o     Develop a drug for treatment of Malaria;

            o Generate revenues through the commercialization of drug products;

            o Identify additional dications to take into human clinical trials to further TB, antifungal and Hepatitis C programs;

            o Create joint ventures with pharmaceutical and biotechnology companies interested in developing treatments with the dicationic to treat other diseases; and

            o     Co-develop the Company's pharmaceutical cancer program.

            Immtech's strategy is to commercialize dications and generate revenues in niche markets by taking advantage of fast track FDA or corollary foreign approvals where permitted and to work with academic institutions and foundations to support drug development. The Company will simultaneously develop treatments for infectious diseases with substantial markets that afflict large populations of people through strategic joint ventures. The Company believes that its first products will demonstrate the power and versatility of the dication platform technology.

            The Company will continue to cooperate with and oversee the results of research by the Consortium and to use business-sponsored research programs, government grants, joint ventures and other forms of collaborative programs for product commercialization. The Company considers its current collaborative relationships significant to the successful development of its business and believes that it will enter into additional arrangements in the future to develop, manufacture and market not only the product candidates on which it is currently focusing, but also those dications which the Consortium members are developing for future commercialization.

                                  TARGET MARKET

Malaria Program

The market for antimalaria drugs consists of the 2.4 billion people living in malaria endemic regions of the world. In addition, the market includes about 20-30 million Europeans and North Americans who travel to or live in regions where malaria infections are prevalent. Almost two billion people in China, India, Africa and Indonesia are at risk. Asia alone has over 3.5 million new cases of malaria each year. An estimated 300-500 million new clinical cases of malaria occur each year and an estimated 2 million deaths occur annually, the majority in children under the age of five. The Company estimates that annual sales of new malaria drugs that are safe and have activity against drug resistant forms of the disease would be around $500 million.

Antimalaria drugs are sold and distributed through several different networks and are often purchased by governments, foundations and private individuals. At present, the world market is dominated by the drug chloroquine (and derivatives of chloroquine). Chloroquines have been used to treat malaria since the 1930's and many strains of malaria are now resistant to the drug. In sub-Sahara Africa, chloroquine resistance is now as high as 50% of the total cases of malaria treated. It has been reported that over 15% of the children treated with chloroquine suffer relapses and die from the disease.

A safe, effective, replacement drug for chloroquine is urgently needed. Scientific experts in malaria are searching for a new drug that works with a different mechanism of action from chloroquine (to solve resistant problems). We are focused on bringing a new Malaria drug to market.

DB289

The Company's malaria pilot Phase IIa trial will build on the safety data and dosing information gained from the Phase I trial of that compound completed in 2001. DB 289 has shown positive activity against the human form of malaria (P. falciparum) both in the lab and animal studies. The drug is active at minute levels against both the common and drug resistant forms of malaria. Our clinical program objective for malaria is to test DB289 in a pilot study to demonstrate it is safe and effective against common and resistant strains of malaria.

Antifungal Program

            Over the last five years, Consortium scientists have screened dications to attempt to identify a candidate for a new antifungal drug with broad-spectrum activity (i.e., a compound with activity against at least two of the three most common types of fungi: Candida, Aspergillus, and Cryptococcus). In vitro laboratory studies conducted at Duke University identified over 30 Consortium dications that display positive antifungal activity across all three types of fungi, including activity against a large group of fungi which had previously been thought to be drug resistant. Duke has developed animal models for testing these lead dication candidates for antifungal activity in laboratory and computer model studies.

            Duke researchers developed an animal model of Aspergillus this year, and are beginning to test dication compounds in this model. In addition, Duke has continued to evaluate new compounds in an animal model of Candida. The Company targets to identify an active compound during the next twelve months that will be a candidate for drug development.

            The market for antifungal drugs used to treat systemic fungal disease (fungal diseases which enter the bloodstream and attack internal organs) was over $3.5 billion in 2001. The market is growing rapidly due to the increasing number of patients who are susceptible to fungal diseases, such as those patients suffering from cancer chemotherapy or HIV or who have undergone organ transplants. In addition, the frequency of nosocomial infection (infection acquired while being treated in a hospital) caused by fungi has increased drastically and is now the third most common cause of sepsis, replacing Escherichia coli ("E. coli"). Sepsis is an infection which quickly overwhelms the immune system and can lead to sudden death. Strains of fungi have developed that are resistant to the drugs currently used to treat the disease. There is a significant opportunity for a new drug that has effectiveness across a broad spectrum of fungal strains and is orally deliverable.

Tuberculosis Program

            In an April 2000 report sponsored by The Rockefeller Foundation, "Global Expenditures and Drug Sales in TB: A Market Failure?", it was reported that the market for private and government sales of TB drugs was greater than $700 million per year. This amount does not include government purchases which would add an additional $300 million. Further, there is a bulk chemical market of $300 million sold to governments or corporations that manufacture TB medicines. The Company believes that a new drug based on the dication platform that shortens treatment time (used in combination with existing drugs) could increase the overall size of the TB drug market to well over a billion dollars per year.

            The World Health Organization ("WHO") has declared TB a global public health emergency. TB is the world's number one killer among infectious diseases and is the cause of over two million deaths per year worldwide, according to the WHO and the U.S. Centers for Disease Control (the "CDC"). The CDC reports that about two billion people, including fifteen million Americans, are infected with TB. The disease is spreading rapidly in developing countries in Asia, Africa, and South America, and is becoming increasingly problematic in developed countries. Japan declared TB as the country's most threatening disease. Even the United States is seeing an alarming increase in TB cases. The combination of the rapid spread of the disease and the appearance of multi-drug resistant strains of the TB organism make TB a major health threat throughout the world. TB is an elusive infection to treat. The organisms that cause the disease can "hide" inside white blood cells and tissues where the organisms avoid exposure to drugs. To be effective a drug must locate and eliminate the TB organisms inside those white blood cells and tissues.

            The WHO and the NIH have significantly increased research efforts to discover drugs to treat TB. Their research is focused on developing oral dications that are effective against drug resistant strains of TB and the creation of therapies to shorten the treatment period required to eradicate the disease. Their overall target is to reduce the current nine to eighteen month treatment period down to a two to six month period.

            The market for drugs to treat TB is estimated by the Rockefeller Foundation to be more than $700 million per year and is expected to increase as new drugs (similar to the ones UIC is testing) with positive activity against resistant strains are developed. The Rockefeller Foundation estimates that a new drug that shows excellent activity against drug-resistant strains of TB will add approximately $300 to $400 million in annual sales. While a number of companies currently sell drugs to treat TB, no new drug with a new means of attacking TB has been developed in twenty years. Current drugs include: Rifamate (rifampin and isoniazid) from Aventis, Mycobutin (rifabutin) from Pharmacia & Upjohn, a subsidiary of Monsanto, Capastat (capreomycin) from Elan Pharmaceutical, Streptomycin from Pfizer, and Trecator (ethionamide) and Pyrazinamide, both from subsidiaries of American Home Products Corp. These drugs are particularly ineffective against multi-drug resistant strains of TB. A normal case of non-drug resistant TB costs approximately $2,500 to treat and takes approximately twelve to eighteen months to cure. If a person contracts drug-resistant TB, the treatment cost and the time required to treat the disease can increase to $250,000 and eighteen to 24 months.

            National Institutes of Health ("NIH") researchers have screened over 500 of the Consortium's dication compounds as potential candidates for the treatment of Mycobacterium tuberculosis ("TB"). Their screening test identified approximately ten to fifteen dications with activity comparable, or superior, in performance to drugs currently available for the treatment of TB. Several of the compounds have shown activity equivalent to the current drugs used to treat TB.

            Immtech contracted with Dr. Scott G. Franzblau's laboratory, the Institute for Tuberculosis Research at the University of Illinois-Chicago ("UIC"), a recognized expert in TB research, to further test dications for effectiveness against TB. The Company is working with Dr. Franzblau to obtain new grants and the Company has granted $75,000 to the University of Illinois-Chicago to fund ongoing studies.

            Prior to joining the University of Illinois-Chicago, Dr. Franzblau led the NIH-funded anti-TB screening program at National Hansen's Disease Center at Louisiana State University for six years. Georgia State and UNC are making the compounds for testing at UIC based on the substantial amount of information on the in vitro and in vivo performance of the various compounds already tested. The Company targets to identify a lead dication potent against TB and safe to the patient as an orally administered drug candidate within the next 6-12 months.

Hepatitis Program

            Estimated worldwide sales of drugs for treating the Hepatitis C virus (the "HCV") were $490 million in 1998 and are expected to reach $1.7 billion in 2002. RebetronTM combination therapy (capsules and injections) from Schering-Plough, the leading treatment for HCV, had sales of approximately $1.0 billion in 2001. RebetronTM, at a cost of $1,000 per month, has potentially severe side effects and demonstrated positive results in only 30 to 50 percent of the patients who used the drug.

            A study by the CDC found that 4.5 million people in the United States are infected with the HCV, the most common chronic blood-borne infection in the United States and a leading cause of liver disease. The WHO has estimated that 170 million people worldwide have chronic HCV infections and that five million people in Western Europe are chronically infected with the HCV. The prevalence of the disease is expected to remain high for several decades due to the lack of drugs to treat or a vaccine to prevent transmission of the disease, according to the Medscope Resource Center.

            Currently, no test exists which will accurately predict the effectiveness of a drug for treatment of HCV. Scientists at Auburn have screened some of the Consortium's dicationic compounds using a bovine viral diarrhea virus ("BVDV") as a surrogate virus for HCV to gauge the potential effectiveness of dications. Auburn scientists have screened over 150 of those compounds using the surrogate assay to identify dications with potential activity against HCV.

            The Auburn scientists have advanced three lead candidates into a special animal (mouse) model that develops a chronic viral infection of BVDV. The results from this animal model will be used to determine which dications will be further studied in a new HCV test.

            The Company signed a testing agreement with QuadPharma, Inc. ("QuadPharma") to screen its lead compounds for the Hepatitis C human virus. This test can determine if the compounds tested have activity in early stages of the disease. Initial in-house tests have shown the compounds to have positive activity in the early stages of the disease. Access to the QuadPharma test is important because it has the ability to detect activity in early stages when the disease is most treatable.

            Immtech is working with QuadPharma to evaluate the effectiveness of the Consortium's dications against human Hepatitis C virus. We project that with good results in QuadPharma's mouse and primate trials, Immtech will enter human clinical trials overseas in 2003. Currently, there are no drugs that are broadly effective or economical for the treatment of HCV.

Trypanosomiasis Program

            The WHO estimates that there are 300,000 to 500,000 active cases of human Trypanosomiasis in central Africa and another 55 million people that are at risk of contracting the disease. A WHO survey suggests that an "epidemic situation" for Trypanosomiasis exists in the sub-Sahara region of Africa. Epidemic levels are also being approached in Angola, Sudan, Uganda and the Republic of Congo. If left untreated, Trypanosomiasis is fatal.

            Assisted by the proceeds of The Gates Foundation grant, the Consortium and others are conducting new research on developing a second generation drug for Trypanosomiasis. UNC is working with GSU (chemistry) and the Swiss Tropical Institute (animal models and in vitro screening) to screen new compounds for activity against Trypanosomiasis. The Consortium has screened over 200 dicationic compounds under the grant. The group has identified over fifteen compounds with in vitro activity that is comparable to or better than existing drugs used to treat sleeping sickness. These fifteen compounds have been tested in animal models and several are considered to be promising leads. The Consortium plans to select a second generation compound from the fifteen candidates for drug development in the next eighteen months.

Leishmaniasis Program

            As part of the Clinical Research Subcontract under The Gates Foundation grant, the Company is working with The London School of Hygiene and Tropical Medicine in England ("The London School"), Ohio State University ("OSU"), UNC and Georgia State to develop a drug to treat Leishmaniasis. The initial work on Leishmania was sponsored by a grant from the Walter Reed Hospital, U.S. Army. The United States military is interested in developing a new treatment for Leishmaniasis because U.S. soldiers are sent to places where the Leishmania parasite is prevalent and soldiers sometimes return home infected with the parasite. The London School and OSU have subcontracted with the Consortium to screen the drug candidates supplied by Georgia State. The London School and OSU researchers have performed laboratory screening of 150 Consortium compounds for activity and have tested over twenty dicationic compounds for activity in animal tests.

            Immtech is responsible (under the Clinical Research Subcontract in connection with The Gates Foundation grant) for the pre-clinical development of any new drug for treating Leshmaniasis resulting from the Consortium research. The Company's duties include monitoring clinical trials, obtaining regulatory approvals and commercialization of the final product candidate. For its part, the Company will receive a $2.1 million payment under the Clinical Research Subcontract with UNC for its assistance in conducting the pre-clinical development of any compound selected to move into clinical trials.

Cancer Program

            The National Cancer Institute (the "NCI") has tested over 550 Consortium dications for anti-cancer activity. The NCI reported that a significant number of the dications tested either retarded or killed cancer cells. The NCI has identified 47 Consortium dications as displaying specificity (effectiveness against specific cancer types) and potency as anti-cancer agents. Eighteen Consortium compounds have been chosen by the NCI to advance to animal (mouse) model testing. Early test results show that specific dications may be effective against different cancer types and that most of the dications tested had some effectiveness even at low doses. Immtech is in discussions with several academic partners who are potentially interested in joining the Consortium to test dications as cancer agents.

            The market for the Company's product candidates consists of patients seeking to treat infectious diseases (such as fungal diseases, malaria, tuberculosis, Hepatitis, pneumonia and diarrhea) and cancer. According to the CDC, cancer and infectious diseases rank second and third, respectively, as causes of death in the United States. The American Cancer Society estimates that 552,000 people in the United States will die of cancer in 2001 (one of every four deaths). Over
1.2 million people are diagnosed with cancer every year, and one of every four U.S. citizens now living will eventually develop cancer. The NIH estimates the overall annual cost to treat cancer in the United States at $107 billion, with $37 billion due to direct medical costs (including drugs). Of the approximately 800,000 to 900,000 patients living with HIV (the virus that causes AIDS) in the United States, one-fourth will develop opportunistic infections which become life-threatening. Before 1987, opportunistic infections generally occurred as single infections; today a significant percent of AIDS patients develop multiple opportunistic infections. The use of protease inhibitors (a class of drugs that prevent the production of protease enzymes, which are essential to the survival of the HIV virus) as antiviral therapy in patients with the HIV virus has reduced the number of opportunistic infections reported in HIV-positive patients in the United States. Protease drugs are often used in combination therapy made up of several different drugs in a cocktail. This cocktail therapy is very expensive, requires a rigid protocol for taking the drug and is only available to patients who can afford the high cost of the regimen. Further, in recent meetings at the NIH, it has been reported that protease resistant strains of the HIV virus are developing in a significant number of patients. This trend suggests that over the next five years there will be an increase in opportunistic infections in the HIV patient population.

                               MANUFACTURING

Pharmaceutical Products

            The Company has entered into an agreement with Regis Technologies, Inc. ("Regis") to produce large-scale, good manufacturing practices ("GMP") quantities of DB289 for clinical testing and early commercialization needs. Regis has completed a one kilogram GMP batch of DB289 which will be used in Phase II trials for Trypanosomiasis, PCP and other diseases. Regis is a full-service drug synthesis and chemical services company that has synthesized numerous compounds and advanced them into clinical testing and commercialization. Regis is known internationally for providing quality contract manufacturing services to large pharmaceutical firms. Regis has experience in manufacturing pharmaceuticals under FDA guidelines.

                                COMPETITION

            Competition in the pharmaceutical, biopharmaceutical, biotherapeutic and biotechnology industries is intense. Factors such as scientific and technological developments, the procurement of patents, timely governmental approval for testing, manufacturing and marketing, availability of funds and the ability to commercialize product candidates in an expedient fashion play a significant role in determining our ability to effectively compete. Furthermore, these industries are subject to rapidly evolving technology that could result in the obsolescence of any product candidates developed by the Company. The Company competes with many specialized biopharmaceutical firms and a growing number of large pharmaceutical companies that are applying biotechnology to their operations and that are better capitalized. Many of our competitors have concentrated their efforts in the development of human therapeutics and developed or acquired internal biotechnology capabilities. These companies, as well as academic institutions, governmental agencies and other public and private organizations conducting research also compete with us in recruiting and retaining the highly qualified scientific personnel and consultants that are essential to our business and who may establish collaborative arrangements with our competitors.

            The Company's competition will be determined in part by the potential indications for which the Company's product candidates are developed and ultimately approved by regulatory authorities. The Company is relying on its collaborations with the Consortium members and other joint venture partners to enhance its competitive edge by providing manufacturing, testing and commercialization support.

                              PATENTS AND LICENSES

            The Company's policy is to file patent applications or defend the patents licensed to us covering the technology we consider important to our business in all countries where such protection is available and feasible. We intend to continue to file and defend patent applications we license or develop. We also rely on trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

            Although we pursue and encourage patent protection and defend our patents and those licensed to us, obtaining patents for pharmaceutical products involves complex legal and factual questions and consequently involves a high degree of uncertainty. In addition, others may independently develop similar products, duplicate our potential products, or design around the claims of any of our potential products. Because of the time delay in patent approval and the secrecy afforded the U.S. patent applications, we do not know if other applications, which might have priority over our applications, have been filed.

            Pharmaceutical dications, including DB289 and DB075, are protected by patents secured by members of the Consortium. The Company has, pursuant to the Consortium Agreement, assumed the defense of all patents covering the dications we license. To date, the Company has obtained, exclusive licensing rights to 142 dication patents. As of June 2002, the Company had been issued 76 patents in the U.S. and in various global markets.

PHARMACEUTICAL PATENTS

            Patents and patent applications for the chemical substance and use of pharmaceutical compounds for the treatment of infections caused by PCP, Mycobacterium tuberculoses, Cryptosporidium parvum, Giardia lamblia, Leishmania mexicana amazonesis, Trypanosoma brucei rhodesienes, various fungi, Plasmodium falciparum, HCV and HIV have been filed by the scientists of the Consortium members. The Company has exclusively licensed or has the right to exclusively license any of such patents for commercialization. The Company is obligated to reimburse or pay for patent protection of any such drugs which it licenses for commercialization. Pharmaceutical patents and patent applications also protect certain processes for making Pro-Drugs and the uses of compounds to detect and treat specific diseases as well as a patent for a new method for making chemical compounds that form dimmers when they are bound to DNA. Dimmers are two identical chemical molecules that attach to a DNA's key site in series to cover a larger section (double) of a DNA's key site. (See "Research and Development", this section.)

a)  Patent Licenses

            Pursuant to the Consortium Agreements, as amended, licenses and options to license patents for the dications developed by the Consortium prior to January 15, 1997, which were previously licensed or optioned to Pharm-Eco, were then transferred to Immtech by Pharm-Eco as of March 2001. In accordance with the terms of the Consortium Agreement, we have obtained license rights to the patents covering the technology platform for making dicationic pharmaceutical products and to treat certain microbial infections with such products. To date the Company has exclusively licensed 142 patents, which includes 46 U.S. patents. All of the patents on our pharmaceutical product candidates have been filed by UNC jointly with the other academic institutions of the Consortium.

b)  Patent Rights

            Since January 1997, and pursuant to the amended Consortium Agreements, the Consortium, together with the Company, has filed approximately 67 patent applications, of which approximately 21 have been granted. The Consortium Agreement grants the Company the right to license for commercialization product candidates underlying the patents and patent applications for dications produced by the Consortium.

            The Company filed 54 patent applications (30 of which have been issued and 24 are still pending) primarily covering rmCRP for (1) treating cancer, viral infections, bacterial infections, thrombocytopenia, and immune complex disease, (2) diagnostic imaging of tissue-based disease, (3) monoclonal antibodies which specifically bind rmCRP, (4) the production and isolation of rmCRP, and (5) immune stimulation. Twenty-one of the 54 patent applications were filed in the U.S.

            Four of the 21 U.S. patent applications relating to rmCRP product candidates were filed jointly with Northwestern University or Rush Medical School, and the Company retained exclusive worldwide rights to use the technology covered by these patents pursuant to license agreements.

            Fifteen of the 21 U.S. rmCRP patent applications were filed by Immtech and 6 by NextEra Therapeutics, Inc. ("NextEra"). The Company assigned 11 of its rmCRP patents to NextEra pursuant to a Funding and Research Agreement, dated September 1998 between the Company and a joint-venture partner, Franklin Research Group.

                           GOVERNMENT REGULATION

            The development, manufacture and commercialization of drug products is subject to extensive regulation by both United States federal and, to a lesser extent, state governments and foreign governmental authorities in the areas in which the Company's drug product candidates are tested and manufactured, and in which potential products may be manufactured or sold. The Federal Food, Drug and Cosmetic Act, ("FDCA"), and other federal statutes and regulations govern or influence, among other things, the development, testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Pharmaceutical manufacturers are also subject to certain recordkeeping and reporting requirements, establishment registration and product listing, and FDA inspections.

            With respect to any non-biological "new drug" product with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full New Drug Application ("NDA"), including complete reports of preclinical, clinical and other studies to prove the product's safety and efficacy. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if, among other things, the drug will be used to treat an indication for which the drug was not previously approved, or if the abbreviated procedure is otherwise not available. A manufacturer intending to conduct clinical trials in humans for a new drug may be required first to submit a Notice of Claimed Investigational Exception for a New Drug, or IND, to the FDA containing information relating to preclinical and clinical studies. INDs and full NDAs may be required to be filed to obtain approval of certain of our products, including those that do not qualify for abbreviated application procedures. The full NDA process, including clinical development and testing, is expensive and time consuming.

            Products being developed by the Company for sale in the United States may be regulated by the FDA as drugs or biologics. New drugs are subject to regulation under the FDCA, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. The Company believes that drug products developed by it or its collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of biologics and drugs.

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

            If clinical trials of a new product are completed successfully, then the product sponsor may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application before commercial marketing can commence. If the product is classified as a new drug, then the Company must file an NDA with the FDA and receive approval before commencing commercial marketing. The NDA or PLA must include detailed information about the drug or biologic and its manufacture and the results of product development, pre-clinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, then approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is always subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

            The Drug Price Competition and Patent Restoration Act of 1984, known as the Waxman-Hatch Act, established ANDA (abbreviated NDA) procedures for obtaining FDA approval for generic versions of many non-biological drugs for which patent or marketing exclusivity rights have expired and which are bioequivalent to previously approved drugs. "Bioequivalence" for this purpose, with certain exceptions, generally means that the proposed generic formulation is absorbed by the body at the same rate and extent as a previously approved "reference drug." Approval to manufacture these drugs is obtained by filing abbreviated applications, such as ANDAs. As a substitute for clinical studies, the FDA requires data indicating the ANDA drug formulation is bio-equivalent to previously approved antibiotics. The advantage of the ANDA approval mechanism, compared to an NDA, is that an ANDA applicant is not required to conduct preclinical and clinical studies to demonstrate that the product is safe and effective for its intended use and may rely, instead, on studies demonstrating bio-equivalence to a previously approved reference drug.

            In addition to establishing ANDA approval mechanisms, the Waxman-Hatch Act fosters pharmaceutical innovation through such incentives as non-patent exclusivity and patent restoration. The Act provides two distinct exclusivity provisions that either preclude the submission or delay the approval of an ANDA. A five-year exclusivity period is provided for new chemical compounds, and a three-year marketing exclusivity period is provided for changes to previously approved drugs which are based on new clinical investigations essential to the approval. The three-year marketing exclusivity period may be applicable to the approval of a novel drug delivery system. The marketing exclusivity provisions apply equally to patented and non-patented drug products. These provisions do not delay or otherwise affect the approvability of full NDAs even when effective ANDA approvals are not available. For drugs covered by patents, patent extension may be provided for up to five years as compensation for reduction of the effective life of the patent resulting from time spent in conducting clinical trials and in FDA review of a drug application.

            In addition to obtaining pre-market approval for certain of our products, we will be required to maintain all facilities that produce our product candidates for commercial consumption in compliance with the FDA's current Good Manufacturing Practice, ("cGMP"), requirements. In addition to compliance with cGMP each pharmaceutical manufacturer's facilities must be registered with the FDA. Manufacturers must also be registered with the Drug Enforcement Agency, or DEA, and similar state and local regulatory authorities if they handle controlled substances, and with the EPA and similar state and local regulatory authorities if they generate toxic or dangerous wastes. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and distribution, refusal of the government to enter into supply contracts or to approve NDA's, ANDA's or other applications and criminal prosecution. The FDA also has the authority to revoke for cause drug approvals previously granted.

            The Prescription Drug Marketing Act, or PDMA, which amended various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. It also imposes detailed requirements on the distribution of prescription drug samples as those distributed by the Ther-Rx sales force. The PDMA sets forth substantial civil and criminal penalties for violations of these and other provisions.

            For international markets, a pharmaceutical company is subject to regulatory requirements, inspections and product approvals substantially the same as those in the United States. In connection with any future marketing, distribution and license agreements that we may enter, our licensees may accept or assume responsibility for such foreign regulatory approvals. The time and cost required to obtain these international market approvals may be greater or lesser than those required for FDA approval.

            Product development and approval within this regulatory framework takes a number of years, involves the expenditure of substantial resources and is uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, the current regulatory framework may change and additional regulation may arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us. We may not be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

                          RESEARCH AND DEVELOPMENT

            Immtech's future success will depend in large part on its ability to bring to market products developed from ongoing research and development based upon the platform technology for developing dications currently licensed through the Consortium Agreement and future dications for which the Company has the exclusive worldwide rights to license from the Consortium.

            In November 2000, The Bill & Melinda Gates Foundation awarded $15,114,000 in a grant to UNC to develop new drugs to treat African sleeping sickness and Leishmaniasis. On March 29, 2001, UNC entered into an agreement with the Company whereby $9,800,000 will be paid to the Company over a five year period to conduct certain studies ("Clinical Research Subcontract"). On March 29, 2001, the Company received the first installment of $4,300,000, of which approximately $791,000 and $2,946,000 was utilized for clinical and research purposes and expensed during the years ended March 31, 2001 and 2002, respectively. In August 2001 the Company was awarded an additional Small Business Innovation Research Grants ("SBIR") grant from the NIH of approximately $144,000 as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the year ending March 31, 2002, approximately $65,000 was utilized for clinical and research purposes and expensed.

            The Company incurred approximately $6,695,000 and $3,958,000 of expenses during the fiscal years ended March 31, 2001 and 2002, respectively, on research and development activities. All research and development activity for fiscal years ended March 31, 2001 and 2002 have been in support of the Company's pharmaceutical effort.

Pharmaceutical Products

            The Company conducts its own independent research and development and also benefits from the research and development by the Consortium organized by Dr. Richard Tidwell of UNC. Many of the world's leading experts in opportunistic infections are affiliated with members of the Consortium, including:

            o Drs. Dave Boykin and Dave Wilson of Georgia State University (for the chemical design, synthesis, and molecular characterization of novel anti-infective drugs);

            o     Dr. John Perfect of Duke University (for fungal diseases);

            o Dr. James E. Hall of UNC (for parasitology - Trypanosomiasis and Leishmaniasis diseases);

            o Dr. Byron Blagburn of Auburn University (for parasitic diseases and animal husbandry);

            o Dr. Christine Dykstra of Auburn University (for the molecular and biochemical effects of dications on DNA and for viral disease);

            o Dr. Scott G. Franzblau of University of Illinois at Chicago (for Tuberculosis disease);

            o Dr. Reto Brun, Swiss Tropical Institute (Trypanosomiasis, Leishmania, and Malaria diseases);

            o Dr. Simon Croft, London School of Hygiene & Tropical Medicine (Leishmania diseases);

            o Dr. Christian Buri, Swiss Tropical Institute (Clinical Trials in Africa); and

            o Dr. Carl Worboretz, Ohio State University (Screening compounds for Leishmania).

            The NIH has awarded two National Cooperative Drug Development Grants to the Consortium. The Consortium has collectively through its members and affiliates developed a library of approximately 1,600 dications tested in the laboratory and in animals against infectious disease agents. In August 2000, the Company received two research grants from the NIH aggregating approximately $831,000 and in August 2001 an additional SBIR research grant of approximately $144,000. During the year ended March 31, 2002, the Company recognized revenue of approximately $576,000 from these grants. During the fiscal year ended March 31, 2002, the Company expensed payments of approximately $228,000 to UNC (on behalf of the Consortium) for contracted research related to the SBIR grants.

            UNC received a research project grant in 2001 from the NIH of approximately $1.2 million to continue work on screening dications for treatment of fungal activity (an "RO1 grant"). Included in the RO1 grant is support for work performed at Duke and Georgia State. In addition, Immtech, UNC, and Georgia State received a Phase II NIH SBIR grant of $800,000 to support pre-clinical work and manufacture of DB289 sufficient for enhanced trials of treating PCP. The Company, UNC, and Georgia State received approval for the funds to support the second year of a Phase II NIH SBIR grant ($270,000) to support pre-clinical studies of DB075 for treatment of Cryptosporidium. UNC also received a grant to continue their work on the AIDS virus from the Center For AIDS Research ("CFAR"), which in part supports the purchase of new equipment for the Consortium member laboratories. Georgia State received a 3 year NIH RO1 grant ($550,000) for work on a new class of patented dications that form dimmers when bound to DNA. Dimmers are two identical chemical molecules that attach to a DNA's key site in series to cover a larger section (double) of the DNA ("Dimmers"). Dimmers present great opportunities for advancement of drugs in gene therapy and pharmaceuticals.

            As noted above, UNC received a $15.1 million grant from The Gates Foundation to support research and clinical development of two programs in the tropical medicine area. One program is funded to support pre-clinical and clinical trials of DB289 to treat Trypanosomiasis. A second program is focused on the development of a new drug for treating Leishmaniasis. In accordance with the Consortium Agreement, Immtech received an initial payment of $4.3 million to support a Phase II human trial of DB289 for treating Trypanosomiasis, a second payment of $3.2 million is expected to be made for Phases IIb and III studies of

DB289 in Trypanosomiasis, and a third payment of $2.3 million for the pre-clinical development of a new Leishmaniasis compound is anticipated (Immtech is expected to receive a total of approximately $9.8 million under the grant based on attainment of specific milestones).

            The Company is seeking to further develop dications and to hasten their commercialization. Positive results from the Phase I and Phase II trials of DB289 will pave the way for the Company to further develop its Malaria, TB, antifungal, hepatitis and cancer programs. DB289 and DB075 are produced under GMP conditions, designed to ensure that necessary materials are prepared for FDA approval requirements.

            The Company is conducting multiple clinical trials using dication drugs. Specifically:

            o The Company completed Phase I safety trial on DB289 as an orally active Pro-Drug formulation to treat PCP. DB289 crosses the intestinal membrane to get into the bloodstream, where the neutralizing charges are removed from the drug by natural occurring enzymes found in the bloodstream. Once activated, the drug kills infectious organisms which cause PCP. The Company has received approval and has begun testing the drug on 30-40 patients with PCP in South Africa. This test of DB289 is being conducted on PCP-infected AIDS patients who have failed treatment with Bactrim(TM) (Roche). Phase IIa tests of DB289 targeting Trypanosomiasis in 30 to 40 patients has begun in Africa, concurrently with a Phase IIb test on 200 to 250 patients in Angola and the Democratic Republic of Congo.

            o Subject to obtaining foundation or government support, the Company plans Phase I trial of DB075 safety l for oral treatment of patients afflicted with severe diarrhea caused by the intestinal parasite Cryptosporidium parvum. Final plans are in place for synthesis, final toxicology testing prior to human use, absorption, distribution, metabolism and excretion analyses, formulation for administration, and regulatory approvals of DB075. This study is intended to establish that DB075 reduces the duration of Cryptosporidium caused diarrhea, the associated weight loss, and the number of Cryptosporidium parvum organisms excreted in the patient's stool.

                                    EMPLOYEES

            The Company currently has 11 employees, five of whom hold advanced degrees. Through its agreement with the Consortium, approximately 35 researchers associated with UNC, Auburn, Duke and Georgia State are engaged in the research and development of the dications. The Company expects to hire several new employees in its regulatory and clinical development departments as the Company's programs advance.

                                  RISK FACTORS

THERE IS NO ASSURANCE THAT WE WILL SUCCESSFULLY DEVELOP A COMMERCIALLY VIABLE PRODUCT.

            We are at an early stage of clinical development activities required for drug approval and commercialization. Since our formation in October 1984, we have engaged in developing research programs, recruiting scientific advisors and scientists, negotiating and consummating technology licensing agreements, and sponsoring research and development activities. We have generated no revenue from product sales and do not have any products currently available for sale, and none are expected to be commercially available for sale until after March 31, 2003, if at all. There can be no assurance that the research we fund and manage will lead to the development of commercially viable products.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; OUR FUTURE PROFITABILITY IS UNCERTAIN.

            We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we continue research and development and clinical trial efforts. As of March 31, 2002 we had an accumulated deficit of approximately $37,036,000.

WE NEED SUBSTANTIAL ADDITIONAL FUNDS.

            Our operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. Our cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical and clinical testing, responses to our grant requests, relationships with strategic partners, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA regulatory process and other factors. In any of these circumstances we may require substantially more funds than we currently have available or currently intend to raise to continue our business. We may seek to satisfy future funding requirements through public or private offerings of securities, by collaborative or other arrangements with pharmaceutical companies, or from other sources. Additional financing may not be available when needed or may not be available on acceptable terms. If adequate financing is not available we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain research and development programs, relinquish rights to certain technologies or product candidates, forego desired opportunities, or license third parties to commercialize our products or technologies that we would otherwise seek to develop internally. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A "GOING CONCERN."

            We have a shortage of unrestricted working capital and have had recurring losses from operations and negative cash flows from operations since our inception. These factors, among others discussed herein, raise substantial doubt about our ability to continue as a going concern. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8. "Financial Statements," "Notes to Financial Statements" and "Independent Auditors' Report" (which contains an explanatory paragraph relating to substantial doubt about our ability to continue as a going concern) and elsewhere in our Form 10-K, for further information on our financial position and results of operations). Our ability to continue to operate will ultimately depend upon raising additional funds, attaining profitability and operating at a profit on a consistent basis, which will not occur for some time or may never occur.

OUR DEPENDENCE ON KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

            Our business depends to a significant degree on the continuing contributions of our key management, scientific and technical personnel, as well as on the continued discoveries of scientists, researchers, and technicians at The University of North Carolina at Chapel Hill ("UNC"), Duke University ("Duke"), Auburn University ("Auburn") and Georgia State University ("Georgia State") (collectively, the "Consortium") who have entered into an agreement dated January 15, 1997, as amended, and a License Agreement dated as of January 28, 2002 (collectively, the "Consortium Agreements") by which the members of the Consortium have given us exclusive rights to commercialize certain pharmaceutical product candidates developed in the Consortium-member laboratories related to the dication technology. There can be no assurance that the loss of certain members of management or the scientists, researchers and technicians from the Consortium-member universities would not materially adversely affect our business. We do not have "key-man" life insurance policies on any of our executives.

ADDITIONAL RESEARCH GRANTS MAY NOT BE AVAILABLE.

            We will continue to apply for new grants to support continuing research and development of the dication platform technology and our biological product candidates. The process of obtaining grants is extremely competitive and there can be no assurance that any of our grant applications will be acted upon favorably.

OUR PRODUCT CANDIDATES ARE IN EARLY STAGE CLINICAL TRIALS.

            All of our product candidates, including DB289 and DB075, require additional clinical testing, regulatory approval and development of marketing and distribution channels, all of which are expected to require substantial additional investment prior to commercialization. There can be no assurance that any of our product candidates will be successfully developed, prove to be safe and effective in human clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed, or achieve market acceptance.

THERE ARE SUBSTANTIAL UNCERTAINTIES RELATED TO CLINICAL TRIALS.

            To obtain required regulatory approvals for the commercial sale of our product candidates, we must demonstrate through clinical trials that such product candidates are safe and effective for their intended uses.

            We may find, at any stage of our research and development, that product candidates which appeared promising in earlier clinical trials do not demonstrate safety or effectiveness in later clinical trials and therefore do not receive regulatory approvals. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in later clinical trials and large-scale testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even after promising results had been obtained in earlier stage trials. Completion of the clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, difficulty in securing sufficient supplies of clinical trial materials or adverse events occurring during clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty, and intended use of the product. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of our development programs will be successfully completed, that any Investigational New Drug application ("IND") filed with the FDA (or any foreign equivalent filed with the appropriate foreign authorities) will become effective, that additional clinical trials will be allowed by the FDA or other regulatory authorities, or that clinical trials will commence as planned. There have been delays in our testing and development schedules to date and there can be no assurance that our future testing and development schedules will be met.

WE HAVE NO MANUFACTURING CAPABILITY WHICH COULD IMPAIR OUR ABILITY TO DEVELOP COMMERCIALLY VIABLE PRODUCTS AT REASONABLE COSTS.

            Our ability to conduct clinical trials and to commercialize product candidates will depend in part upon our ability to manufacture the product candidates, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. We currently lack facilities and personnel to manufacture our product candidates. There can be no assurance that we will be able to acquire such resources, either directly or through third parties, at reasonable costs if we develop commercially viable products.

WE ARE DEPENDENT ON THIRD-PARTY RELATIONSHIPS FOR CRITICAL ASPECTS OF OUR BUSINESS.

            We follow a business strategy of utilizing the expertise and resources of third parties in a number of areas, including the research and development of potential products, the manufacture of potential products for clinical trial purposes, the conduct of pre-clinical and clinical trials and the future development and manufacture of commercialized drugs. This strategy creates risks by placing critical aspects of our business in the hands of third parties whom we may not be able to control. If these third parties do not perform in a timely and satisfactory manner, we may incur costs and delays as we seek alternate sources of such products and services, if available. Such costs and delays may have a material adverse effect on our business.

            We may seek additional third-party relationships in certain areas, particularly in clinical testing, marketing, manufacturing and other areas where pharmaceutical company collaborators will enable us to develop particular products or geographic markets which are otherwise beyond our resources and/or capabilities. There is no assurance that we will be able to obtain any such collaboration or any other research and development, manufacturing, or clinical trial agreement. Our inability to obtain and maintain satisfactory relationships with third parties may have a material adverse effect on our business.

WE ARE UNCERTAIN ABOUT THE ABILITY TO PROTECT OR OBTAIN NECESSARY PATENTS AND PROTECT OUR PROPRIETARY INFORMATION.

            There can be no assurance that any particular patent will be granted or that issued patents will provide us, directly or through licenses, with the intellectual property protection contemplated. Patents and licenses of patents can be challenged, invalidated or circumvented. It is also possible that competitors will develop similar products simultaneously. Our breach of any license agreement or the failure to obtain a license to any technology or process which may be required to develop or commercialize one or more of our product candidates may have a material adverse effect on our business.

            The pharmaceutical and biotechnology fields are characterized by a large number of patent filings, and a substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Third parties may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those that we are attempting to develop and commercialize. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims relating to or competitive with our technology, products or processes. If patents have been or are issued to others containing preclusive or conflicting claims, then we may be required to obtain licenses to one or more of such patents or to develop or obtain alternate technology. There can be no assurance that the licenses that might be required for such technology, processes or products would be available on commercially acceptable terms, or at all.

            Because of the substantial length of time and expense associated with bringing new products to the marketplace through the development and regulatory approval process, the biotechnology industry places considerable importance on patent and trade secret protection for new technologies, products and processes. Since patent applications in the United States are confidential until patents are issued and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we (or our licensors,) were the first to make the inventions covered by pending patent applications or that we (or our licensors,) were the first to file patent applications for such inventions. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions, and therefore, the breadth of claims allowed in pharmaceutical and biotechnology patents, or their enforceability, cannot be predicted. There can be no assurance that any patents under pending patent applications or any further patent applications will be issued. Furthermore, there can be no assurance that the scope of any patent protection will exclude competitors or provide us competitive advantages, that any of our (or our licensors,) patents that have been issued or may be issued will be held valid if subsequently challenged, or that others, including competitors or current or former employers of our employees, advisors and consultants, will not claim rights in, or ownership to, our (or our licensors,) patents and other proprietary rights. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our proprietary information, or that others may not be issued patents that may require us to obtain a license for, and pay significant fees or royalties for, such proprietary information.

            The biotechnology industry has experienced extensive litigation regarding patent and other intellectual property rights. We could incur substantial costs in defending suits that may be brought against us (or our licensors,) claiming infringement of the rights of others or in asserting our (or our licensors,) patent rights in a suit against another party. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our (or our licensors,) patent applications.

            Adverse determinations in litigation or interference proceedings could require us to seek licenses (which may not be available on commercially reasonable terms) or subject us to significant liabilities to third parties, and could therefore have a material adverse effect on our business. Even if we prevail in an interference proceeding or a lawsuit, substantial resources, including the time and attention of our officers, will be required.

            We also rely on trade secrets, know-how and technological advancement to maintain our competitive position. Although we use confidentiality agreements and employee proprietary information and invention assignment agreements to protect our trade secrets and other unpatented know-how, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

OUR BUSINESS HAS SIGNIFICANT COMPETITION; OUR PRODUCT CANDIDATES MAY BECOME OBSOLETE PRIOR TO COMMERCIALIZATION DUE TO ALTERNATIVE TECHNOLOGIES.

            The pharmaceutical field is characterized by extensive research efforts and rapid technological progress. Competition from biotechnology companies, pharmaceutical companies and research and academic institutions is intense, and other companies are engaged in research and product development for treatment of the same diseases as we are. New developments in molecular cell biology, molecular pharmacology, recombinant DNA technology and other pharmaceutical processes are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not render some or all of our programs or products non-competitive or obsolete.

            We are aware of other companies and institutions dedicated to the development of therapeutics similar to those we are developing, including Eli Lilly and Company, Hoffman-LaRoche Ltd., Chiron Corporation, Cubist Pharmaceuticals, Inc., Schering-Plough Corporation, and Abbott Laboratories. Many of our existing or potential competitors have substantially greater financial and technical resources and therefore may be in a better position to develop, manufacture, and market biopharmaceutical products. Many of these competitors are also more experienced with regard to pre-clinical testing, human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of our product candidates.

THERE IS NO ASSURANCE THAT WE WILL RECEIVE FDA APPROVAL FOR ANY OF OUR PRODUCT CANDIDATES; GOVERNMENT REGULATION MAY IMPEDE, DELAY OR PREVENT THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES.

                  All new drugs and biologics (a biologic is a naturally occurring protein, or a synthetic form thereof), including our product candidates, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the FDCA and other laws including, in the case of biologics, the Public Health Services Act, and by state, local and foreign governments. Such regulations govern, among other things, the development, testing, manufacture, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of drugs and biologics. If drug products are marketed abroad they are subject to extensive regulation by foreign governments. Failure to comply with applicable regulatory requirements may subject us to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and FDA refusal to approve pending applications.

WE HAVE NOT RECEIVED REGULATORY APPROVAL IN THE UNITED STATES OR ANY FOREIGN JURISDICTION FOR THE COMMERCIAL SALE OF ANY OF OUR PRODUCT CANDIDATES.

            The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied. Furthermore, the approval process is extremely expensive and uncertain. There can be no assurance that our product candidates will be cleared for commercial sale in the United States by the FDA or regulatory agencies in foreign countries. The regulatory review process can take many years and we will need to raise additional funds prior to completing the regulatory review process for our current and future product candidates. Failure to receive FDA approval for our product candidates would preclude us from marketing and selling such products in the United States. Therefore, the failure to receive FDA approval would have a material adverse effect on our business. Even if regulatory approval of a product is granted, there can be no assurance that we will be able to obtain the labeling claims (a labeling claim is a product's description and its FDA permitted uses) necessary or desirable for the promotion of such product. FDA regulations prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for post marketing studies if regulatory approval is obtained; we will then be subject to ongoing FDA obligations and continued regulatory review. In particular, we, or our third party manufacturers, will be required to adhere to regulations setting forth GMP which require us (or our third party manufacturers) to manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, we (or our third party manufacturer) must pass a manufacturing facilities pre-approval inspection by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product.

            Prior to the submission of an application for FDA approval, our product candidates must undergo rigorous pre-clinical and clinical testing which may take several years and the expenditure of substantial financial and other resources. Before commencing clinical trials in humans we must submit to the FDA and receive clearance of an IND. There can be no assurance that submission of an IND for future clinical testing of any of our product candidates under development or other future product candidates would result in FDA permission to commence clinical trials or that we will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Further, there can be no assurance that if such testing of product candidates under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory body or approved by the FDA for marketing in the United States or by any such foreign regulatory bodies for marketing in foreign jurisdictions. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of our product candidates.

            Prior to the submission of an application for FDA approval our biologics must undergo rigorous pre-clinical and clinical testing which may take several years and the expenditure of substantial resources. Before commencing clinical trials in humans in the United States, we must submit to the FDA and receive clearance of an IND. If clinical trials of a new product are completed successfully, then we may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of both a PLA and an Establishment License Application before commercial marketing can commence. The PLA must include detailed information about the biologic and its manufacture and the results of product development, pre-clinical studies and clinical trials. The FDA's time to review PLAs averages two to five years. The FDA may ultimately decide that the PLA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of our biologic candidates.

THERE IS UNCERTAINTY REGARDING THE AVAILABILITY OF HEALTH CARE REIMBURSEMENT FOR PURCHASERS OF OUR ANTICIPATED PRODUCTS; HEALTH CARE REFORM MAY NEGATIVELY IMPACT THE ABILITY OF PROSPECTIVE PURCHASERS OF OUR ANTICIPATED PRODUCTS TO PAY FOR SUCH PRODUCTS.

            Our ability to commercialize any of our product candidates will depend in part on the extent to which reimbursement for the costs of the resulting drug or biologic will be available from government health administration authorities, private health insurers and others. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance of the availability of third-party insurance reimbursement coverage enabling us to establish and maintain price levels sufficient for realization of a profit on our investment in developing pharmaceutical and biological products. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drug or biologic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of our anticipated products, the market acceptance of these products would be adversely affected.

            Health care reform proposals have previously been introduced in Congress and in various state legislatures and there is no guarantee that such proposals will not be introduced in the future. We cannot predict when any proposed reforms will be implemented, if ever, or the effect of any implemented reforms on our business. There can be no assurance that any implemented reforms will not have a material adverse effect on our business. Such reforms, if enacted, may affect the availability of third-party reimbursement for our anticipated products as well as the price levels at which we are able to sell such products. In addition, if we are able to commercialize products in overseas markets then our ability to achieve success in such markets may depend, in part, on the health care financing and reimbursement policies of such countries.

CONFIDENTIALITY AGREEMENTS MAY NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

            We require our employees and consultants to execute confidentiality agreements upon the commencement of their relationship with the Company. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be Immtech's exclusive property and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information.

POTENTIAL ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE.

            Sales of our Common Stock (including the issuance of shares upon conversion of preferred stock and the exercise of outstanding options and warrants at prices substantially below the current closing bid price) in the public market could materially and adversely affect the market price of shares of our Common Stock. Such sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

            As of July 10, 2002, we had 6,270,603 shares of Common Stock outstanding (not including 860,288 shares of Common Stock reserved for conversion of Series A Convertible Preferred Stock, 498,474 shares of Common Stock reserved for exercise of outstanding options and 2,435,250 shares of Common Stock reserved for exercise of outstanding warrants held by certain investors). Of the shares outstanding, 4,224,181 shares of Common Stock are freely tradable without restriction. All of the remaining 2,046,422 shares are restricted from resale except pursuant to certain exceptions under the Securities Act of 1933, as amended.

POTENTIAL ADVERSE EFFECT OF OUTSTANDING COMMON STOCK OPTIONS AND WARRANTS.

            We have outstanding options and warrants for the purchase of shares of our Common Stock which may adversely affect our ability to consummate future equity financings. Further, the holders of such warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. To the extent any such options and warrants are exercised, the outstanding shares of our Common Stock will be diluted.

THE LISTING OF OUR COMMON STOCK HAS BEEN TRANSFERRED FROM THE NASDAQ NATIONAL MARKET SYSTEM TO THE NASDAQ SMALLCAP MARKET.

            On March 6, 2002 we received notice from a NASDAQ listing review panel that our stock would be transferred from the NASDAQ National Market System to the NASDAQ SmallCap Market effective March 8, 2002. On March 8, 2002 our Common Stock began trading on the NASDAQ SmallCap Market. Our ability to remain listed on the NASDAQ SmallCap Market is contingent upon continued compliance with all NASDAQ SmallCap Market requirements including, but not limited to, (i) $35 million market capitalization and, (ii) net tangible assets in excess of $2 million or stockholders equity of $2.5 million. Our Common Stock has been trading in the $5.00 per share range. Our market capitalization as of July 10, 2002 was approximately $30 million and our net tangible assets and stockholders' equity are currently also below the requirements. Trading on the NASDAQ SmallCap Market may result in a reduced market for our Common Stock and consequently reduced liquidity for our stockholders.

IF WE CANNOT SATISFY NASDAQ'S SMALLCAP MAINTENANCE REQUIREMENTS, NASDAQ MAY TRANSFER OUR COMMON STOCK TO THE OTC BULLETIN BOARD.

            If we fail to continue to meet the listing maintenance requirements of the NASDAQ SmallCap Market and NASDAQ rules, which require, among other things, minimum net tangible assets of $2 million or $35 million market capitalization and a minimum bid price for our Common Stock of $1.00, we may be subject to transfer from the NASDAQ SmallCap Market. Trading, if any, of our Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc. "electronic bulletin board." As a consequence of any such transfer, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices, of our Common Stock.

IF OUR COMMON STOCK IS TRANSFERRED TO THE PINK SHEETS OR THE ELECTRONIC BULLETIN BOARD, IT MAY BECOME SUBJECT TO THE SEC'S "PENNY STOCK" RULES, WHICH MAY MAKE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

            SEC rules require brokers to provide certain information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the NASDAQ Stock Market (a "penny stock"). If our Common Stock becomes a penny stock that is not exempt from these SEC rules, these disclosure requirements may have the effect of reducing trading activity in our Common Stock and making it more difficult for investors to sell. The rules require a broker to deliver a risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before completion of the transaction.

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE SIGNIFICANT VOLATILITY.

            The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have been and can be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of vaccines or biological products and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our Common Stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.

WE DO NOT PAY DIVIDENDS ON OUR COMMON STOCK.

            We have never declared or paid dividends on our Common Stock and we do not intend to pay any Common Stock dividends in the foreseeable future. Our Series A Convertible Preferred Stock earns a 6% per annum dividend payable semi-annually on each April 15 and October 15 while outstanding, which at our option may be paid in cash or in shares of Immtech Common Stock. On April 15, 2002 we paid to the holders of our Series A Convertible Preferred Stock the dividend on the Series A Convertible Preferred Stock in shares of Common Stock, with the dividends owed on fractional shares in cash.

THERE ARE LIMITATIONS ON THE LIABILITY OF OUR DIRECTORS, AND WE MAY HAVE TO INDEMNIFY OUR OFFICERS AND DIRECTORS IN CERTAIN INSTANCES.

            Our Certificate of Incorporation limits, to the maximum extent permitted by the Delaware Law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our Bylaws provide that the we shall indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. We have entered into indemnification agreements with our officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in Delaware Law. The indemnification agreements may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms.
Section 145 of the Delaware Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The Delaware Law does not permit a corporation to eliminate a director's duty of care, and the provisions of our Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

ITEM  2. PROPERTIES

            The Company's administrative offices and research laboratories are located at 150 Fairway Drive, Suite 150, in Vernon Hills, Illinois. The Company occupies approximately 9,750 square feet of space under a lease that expires on March 14, 2005. As part of a joint venture with Franklin Research Group the Company shares its facility, which includes space for research and development activities, with NextEra Therapeutics, Inc. The Company's annual rent for this facility is $12,100 per month through March 2003 and $12,800 from April 2003 through March 2005, plus a portion of the real estate taxes and common area operating expenses. The Company also pays approximately $8,900 per month on a month-to-month basis for approximately 2,500 square feet of space for its New York office. (See Item 13 "Certain Relationships and Related Transactions") The Company believes its current facilities are adequate for its needs for the foreseeable future, and in the opinion of its management, the facilities are adequately insured.

ITEM  3. LEGAL PROCEEDINGS

            Gerhard Von der Ruhr and Marc Von der Ruhr v. Immtech International, Inc., T. Stephen Thompson, Gary C. Parks and Eric L. Sorkin:


            On March 28, 2001, the United States District Court for the Eastern District of Wisconsin granted the defendants' motion to dismiss the complaint and directed the clerk to enter a judgment accordingly.

            Dale M. Geiss v. Immtech International, Inc. and Criticare Systems,
Inc.:

            On January 14, 2002 plaintiff filed a complaint in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, State of Illinois against the Company and Criticare Systems, Inc. ("Criticare"). Plaintiff's complaint alleged that defendants refused to authorize the Company's transfer agent to remove the restrictive legends from plaintiff's Immtech stock certificates. Plaintiff sought relief in the form of monetary compensation in excess of $364,000, punitive damages, prejudgment interest and costs.

            On April 5, 2002, the Company and Criticare each filed a motion to dismiss the plaintiff's January 14, 2002 complaint. On May 9, 2002, plaintiff filed opposition papers to the Company's and Criticare's motions to dismiss. The Company and Criticare each filed a reply memorandum on May 30, 2002.

            On June 13, 2002, the Court granted Immtech's motion to dismiss, without prejudice. Plaintiff was given thirty days within which to file and serve an amended complaint, which plaintiff so filed on July 10, 2002, alleging the same claims previously filed. The Company believes the amended complaint is meritless and intends to vigorously defend against this proceeding.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the security holders in the quarter ended March 31, 2002.


                                    PART II.

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

            The Company's common stock is quoted on the NASDAQ Small Cap Market under the symbol "IMMT" (The Company's Common Stock was quoted on the NASDAQ National Market System under the Symbol "IMMT" from April 26, 1999 to March 8,
2002). Following are the reported high and low share trade prices as reported by NASDAQ Online for each of the quarters set forth below since the fiscal quarter ended June 30, 2000.

                                                               HIGH        LOW
                                                             -------     -------

Quarter ended June 30, 2000                                  $28.500     $10.563
Quarter ended September 30, 2000                             $23.000     $11.563
Quarter ended December 31, 2000                              $17.500     $ 8.625
Quarter ended March 31, 2001                                 $11.750     $ 5.750
Quarter ended June 30, 2001                                  $11.210     $ 4.050
Quarter ended September 30, 2001                             $11.500     $ 5.000
Quarter ended December 31, 2001                              $ 7.485     $ 4.250
Quarter ended March 31, 2002                                 $ 7.400     $ 4.000



Shareholders

            There were approximately 186 shareholders of record of the Company's Common Stock, and the number of beneficial owners of shares of Common Stock was approximately 658 as of July 10, 2002. As of July 10, 2002, there were approximately 6,270,603 shares of Common Stock issued and outstanding.

Dividends

            The Company has never declared or paid dividends on its Common Stock and does not intend to declare or pay any dividends in the foreseeable future. Our Series A Convertible Preferred Stock earns 6% per annum dividend payable semi-annually, at our option, in cash or in shares of Immtech Common Stock. On April 15, 2002 we paid to the holders of our Series A Convertible Preferred Stock the dividend on the Series A Convertible Preferred Stock in shares of Common Stock, with the dividends owed on fractional shares in cash.

Recent Sales of Unregistered Securities

            There were sales of unregistered securities during the fiscal year ending March 31, 2002 that were not previously reported on the Company's Form 10-Qs during the year. These sales consisted of an option exercise on February 24, 2002 of 1,088 shares of Common Stock by Steven M. Wolinsky for $641.25.

Series A Convertible Preferred Stock Private Placements

            On February 14, 2002, the Company filed a Certificate of Designation ("Certificate of Designation") with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share ("Series A Preferred Stock"). Dividends on the Series A Preferred Stock accrue at a rate of 6% on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock. If Common Stock is to be used to pay the Preferred Stock dividend such Common Stock is to be valued at the 10 day volume weighed average price immediately prior to the date of payment.

            Each share of Series A Convertible Preferred Stock is convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price") subject to antidilution adjustment. The Company may at any time after February 14, 2003, require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock is convertible is registered pursuant to an effective registration statement. The number of shares of common stock shall be determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive tracking days within 180 days prior to notice of conversion, or (ii) if the requirements of (i) above are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to antidilution adjustments, as set forth in the Certificate of Designation.

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

            On February 14, 2002 and February 22, 2002, the Company issued an aggregate of 160,100 shares of its Series A Preferred Stock and 400,250 related Warrants in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the

Securities Act of 1933, as amended ("Securities Act"). The gross proceeds of the offering were $4,002,500. The securities were sold pursuant to exemptions from registration under the Securities Act and were subsequently registered on Form S-3 (Registration Statement No. 333-84326).

            Subject to adjustment for dilution protection triggered by issuances of Common Stock or securities convertible or exercisable into Common Stock at a price below $4.42 prior to January 1, 2003, each share of Preferred Stock is convertible into 5.6561 shares of Common Stock and each purchaser of Series A Preferred Stock was granted a warrant to purchase 2.5 shares of Common Stock for each share of Series A Preferred Stock purchased.

            The warrants issued to holders of Series A Preferred Stock have an exercise price of $6.00 per share of Common Stock. The exercise period for each such warrant commences upon the redemption or conversion of the shares of Series A Preferred Stock purchased concurrently with such warrant and expire five years from the date of grant. The Company may redeem any unexercised portion of outstanding warrants for $0.10 per share underlying such warrants any time after the first anniversary of the date of grant if the Common Stock underlying the warrant trades at 200% of the exercise price ($12.00) for twenty consecutive trading days. If the Company exercises its right to redeem the unexercised portion of the warrants, it must do so on a pro rata basis (based upon the number of warrants outstanding) and upon 20 trading days' prior written notice to the warrant holders. Warrant holders may exercise their warrants during such notice period if the warrants are then exercisable. The warrants are only exercisable if the warrant holder's Series A Preferred Stock has been redeemed or converted to Common Stock. The warrants contain antidilution provisions.

            In connection with the Series A Preferred Stock private placements mentioned above, on January 31, 2002 and February 1, 2002 the Company entered into a consulting agreement with Yorkshire Capital Limited ("Yorkshire") and an introductory brokerage agreement with Pacific Dragons Group, Ltd. ("Pacific Dragons") and Ace Champion Investments, Ltd. ("Ace Champion"), respectively, for assistance to be provided in connection with raising equity capital. For their efforts, Yorkshire was granted 60,000 Shares of Common Stock and warrants to purchase 360,000 shares of Common Stock and Pacific Dragons and Ace Champion were granted warrants to purchase 400,000 shares of Common Stock in the aggregate.

            Yorkshire's warrants were granted in three tranches; the first 100,000 shares were immediately exercisable at $6.00 per share, the second 130,000 shares are exercisable at $9.00 per share if our Common Stock trades at or above $9.00 for 20 consecutive trading days prior to January 31, 2003, and the third 130,000 shares are exercisable at $12.00 per share if our Common Stock trades at or above $12.00 for 20 consecutive trading days prior to January 31, 2003. The second and third tranche warrants terminate if our Common Stock fails to meet the trading price requirement by January 31, 2003. Pursuant to the terms of the consulting agreement the Company registered on Form S-3 (Registration Statement No. 333-84326) the Common Stock granted to Yorkshire and the Common Stock underlying the warrants granted to Yorkshire and agreed to keep such registration effective for the lesser of two years or until all of such shares of Common Stock are sold.

            Pursuant to the terms of the introductory brokerage agreement, each of Pacific Dragons and Ace Champion were granted warrants to purchase 300,000 and 100,000 shares of Common Stock, respectively, each for an exercise price of $6.00 per share. The Company has agreed to, and will, use reasonable efforts to register the resale by Pacific Dragons and Ace Champion of the Common Stock issuable upon exercise of the warrants and to keep such registration effective for the lesser of two years or until all of such shares of Common Stock are sold.

            On June 12, 2002 the Company's Registration Statement on Form S-3 (File No. 333-84326) became effective, registering (i) the shares of Common Stock to be issued upon conversion of the Series A Preferred Stock, (ii) the shares underlying the warrants issued to holders of Series A Preferred Stock,
(iii) the Common Stock issued to Yorkshire, (iv) the shares underlying the warrants issued to Yorkshire and (v) shares of Common Stock underlying certain other warrants.

ITEM  6. SELECTED FINANCIAL DATA

            The following table sets forth certain selected financial data that was derived from the financial statements of the Company:

                                                                     (in thousands, except for per share data)

                                                                               Years Ended March 31,
                                                  ----------------------------------------------------------------------------
                                                        2002             2001             2000             1999           1998
STATEMENTS OF OPERATIONS DATA:

REVENUES                                          $    3,522       $    1,355       $      369       $      267       $     20
                                                  ----------       ----------       ----------       ----------       --------

EXPENSES:
   Research and development                            3,958(6)         6,695           10,255(4)           739            312
   General and administrative                          2,928            4,719(5)         1,732            2,685(1)         537
   Equity in loss of joint venture                                                         135
                                                  ----------       ----------       ----------       ----------       --------

              Total expenses                           6,886           11,414           12,122            3,424            849

LOSS FROM OPERATIONS                                  (3,364)         (10,059)         (11,753)          (3,157)          (829)
                                                  ----------       ----------       ----------       ----------       --------

OTHER INCOME(EXPENSE):
   Interest income                                        41              199              319                6
   Interest expense                                                                                         (68)          (242)
   Loss on sales of investment securities - net                            (3)
   Cancelled offering costs                                                                                                (74)
                                                  ----------       ----------       ----------       ----------       --------

              Other income (expense) - net                41              196              319              (62)          (316)
                                                  ----------       ----------       ----------       ----------       --------

LOSS BEFORE EXTRAORDINARY ITEM                        (3,323)          (9,863)         (11,434)          (3,219)        (1,145)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                                                              1,428(2)
                                                  ----------       ----------       ----------       ----------       --------

NET LOSS                                              (3,323)          (9,863)         (11,434)          (1,791)        (1,145)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                   (938)(7)

REDEEMABLE PREFERRED STOCK CONVERSION,
  PREMIUM AMORTIZATION AND DIVIDENDS                                                                      3,575(3)        (332)
                                                  ----------       ----------       ----------       ----------       --------

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                                     $   (4,261)      $   (9,863)      $  (11,434)      $    1,784       $ (1,477)
                                                  ==========       ==========       ==========       ==========       ========

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss before extraordinary gain                    $    (0.55)      $    (1.78)      $    (2.27)      $    (1.31)      $  (1.69)

Extraordinary gain                                                                                         0.58
                                                  ----------       ----------       ----------       ----------       --------

Net loss                                               (0.55)           (1.78)           (2.27)           (0.73)         (1.69)

Convertible preferred stock dividends                  (0.16)

Redeemable preferred stock conversion, premium
  amortization and dividends                                                                               1.46          (0.49)
                                                  ----------       ----------       ----------       ----------       --------

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS             $    (0.71)      $    (1.78)      $    (2.27)      $     0.73       $  (2.18)
                                                  ==========       ==========       ==========       ==========       ========

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET (LOSS) INCOME PER SHARE    6,011,416        5,545,190        5,036,405        2,446,297        676,471

BALANCE SHEETS DATA:

Cash and cash equivalents                         $    2,038       $    2,098       $    4,556
Restricted funds on deposit                              602            3,813
Investment securities available for sale                                                 1,361
Working capital (deficiency)                           1,567              663            4,422       $     (992)      $ (3,639)
Total assets                                           2,876            6,168            6,224              552             71
Shareholder advances                                                                                                       985
Notes payable                                                                                                            1,576
Redeemable preferred stock                                                                                               5,440
Convertible preferred stock                            4,032
Deficit accumulated during development stage         (37,036)         (32,775)         (22,912)         (11,478)       (13,262)
Stockholders' equity (deficiency)                      1,736              859            4,620             (448)        (9,022)

(1) Includes $2,220 of costs related to the issuance of warrants to purchase 750,000 shares of common stock to RADE Management Corporation as compensation for management consulting, market analysis and strategic advisory services.

(2) See Note 9 to Notes Financial Statements for discussion on the extraordinary gain on extinguishment of debt.

(3) Includes $3,713 of benefit related to the difference between the carrying value of the redeemable preferred stock and the estimated fair value of common shares exchanged which was credited to deficit accumulated during the development stage upon conversion (see Note 9 to Notes to Financial Statements).

(4) Includes $6,113 of research and development costs related to the acquisition of rights to technology and dications which were acquired through the issuance of 611,250 shares of common stock (see Note 7 to Notes to Financial Statements).

(5) Includes $1,288 of costs related to the issuance of warrants to purchase 300,000 shares of common stock as compensation for financial consulting services (see Note 6 to Notes to Financial Statements).

(6) Includes $1,159 credit to (reduction in) research and development costs for the settlement of certain disputed costs previously expensed during the year ended March 31, 2000 (see Note 7 to Notes to Financial Statements).

(7) See Note 6 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            Immtech International, Inc. (the "Company" or "Immtech") is a pharmaceutical company focused on the development and commercialization of drugs to treat infectious diseases that include fungal infections, Malaria, tuberculosis, Hepatitis C, pneumonia, diarrhea and African sleeping sickness, and cancer. Since its formation in October 1984, the Company has engaged in research and development programs, expanding its network of scientists and scientific advisors, negotiating and consummating technology licensing agreements, and advancing the technology platform toward commercialization. The Company uses the expertise and resources of strategic partners and contracted parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) the manufacture of pharmaceutical products. The Company holds worldwide patents, licenses and rights to license worldwide patents, patent applications and technologies from third parties that are integral to the Company's business. The Company has licensing and exclusive commercialization rights to a dicationic anti-infective pharmaceutical platform and is developing drugs intended for commercial use based on that platform. These dication pharmaceuticals work by blocking life-sustaining enzymes from binding to the key sites in the "minor groove" of an organism's deoxyribonucleic acid ("DNA"), thereby killing the infectious organisms that cause fungal, parasitic, bacterial and viral diseases. The minor groove or key site on an organism's DNA is an area where enzymes interact with the DNA as part of their normal life cycle. The Company does not have any commercially available products nor does it expect to have any commercially available until after March 31, 2003, if at all.

                  With the exception of certain research funding agreements and certain grants, the Company has not generated any revenue from operations. For the period from inception (October 15, 1984) to March 31, 2002, the Company incurred cumulative net losses of approximately $38,468,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its revenue sources for at least the next several years will be limited to:

o research grants such as Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants;

o payments from The University of North Carolina at Chapel Hill, foundations and other research collaborators under arrangements that may be entered into in the future; and

o       borrowing or the issuance of securities.

            The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones and results of operations for any period may be unrelated to the results of operations for any other period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

            Our significant accounting policies are described in Note 1 to the Notes to the Financial Statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to the fair value of our preferred and common stock and related options and warrants, the recognition of revenues and costs related to our research contracts, and the useful lives or impairment of our property and equipment. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

            We believe that the accounting policies affecting these estimates are our critical accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

            From inception through March 31, 2002, the Company has financed its operations with:

            o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $26,896,000,

            o payments from research agreements, foundation grants and SBIR grants and STTR Program grants of approximately $7,234,000, and

            o the use of stock, options and warrants in lieu of cash compensation.

            On February 14, 2002 and February 22, 2002 the Company issued an aggregate of 160,100 shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock") and 400,250 related Warrants in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act of 1933, as amended ("Securities Act"). In connection with this offering the Company issued in the aggregate 60,000 shares of common stock and 760,000 warrants to purchase shares of Common Stock to consultants assisting in the private placements. The warrants have an exercise period of five years from the date of issuance and exercise prices of (i) $6.00 per share for 500,000 warrants, (ii) $9.00 per share for 130,000 warrants and (iii) $12.00 per share for 130,000 warrants. The $9.00 and $12.00 warrants will not vest and therefore will not be exercisable unless the Company's common stock meets or exceeds the respective exercise price for 20 consecutive trading days prior to January 31, 2003. The offerings raised approximately $3,849,000 of additional net equity.

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

            As of March 31, 2002, the Company had federal net operating loss carryforwards of approximately 32,292,000 which expire from 2006 through 2022. The Company also has approximately 29,620,000 of stated net operating loss carryforwards as of March 31, 2002, which expire from 2009 through 2022, available to offset certain future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of the Company's net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2002, the Company had federal income tax credit carryforwards of approximately $624,000 which expire from 2008 through 2022.

            The Company believes its existing resources, but not including proceeds from any grants the Company may receive, to be sufficient to meet the Company's planned expenditures through October 2002, although there can be no assurance the Company will not require additional funds. In addition, the Company anticipates the receipt of a $3.4 million payment (restricted funds) under the Clinical Research Subcontract with the University of North Carolina at Chapel Hill ("UNC") (funded by The Gates Foundation) in calendar year 2002. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, the ability of the Company to maintain existing, and establish new, collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to its existing working capital to develop its product candidates and otherwise to meet its business objectives.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2002 COMPARED WITH YEAR ENDED MARCH 31, 2001

            Revenues under collaborative research and development agreements were approximately $3,522,000 and $1,355,000 in the years ended March 31, 2002 and 2001, respectively. In 2002, the Company recognized revenues of approximately $2,946,000 relating to a clinical research subcontract agreement with UNC funded by a grant UNC received from the Gates Foundation compared to approximately $791,000 in 2001. The Company also recognized approximately $576,000 from SBIR grants in 2002, while in 2001 there were grant revenues of approximately $564,000 from STTR and SBIR programs from the NIH.

            Research and development expenses decreased from approximately $6,695,000 in 2001 to $3,958,000 in 2002. The decrease is primarily attributable to an April 20, 2001 settlement agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), whereby Immtech received from Pharm-Eco a cash payment of $1,000,000 and certain accounts payable obligations to Pharm-Eco of approximately $159,000 were forgiven. The cash payment received and the accounts payable obligation forgiven were recorded as a credit to (reduction of) research and development expenses because we had previously expensed to research and development the estimated fair value of the shares of our common stock received by Pharm-Eco at the time of our initial public offering on April 26, 1999 and the accounts payable obligations. The Company had significant expenses relating to pre-clinical studies required for regulatory filings in the year ended March 31, 2001, which were not incurred in 2002.

            General and administrative expenses were approximately $2,928,000 in 2002, compared to approximately $4,719,000 in 2001. In the year ended 2001 there were general and administrative compensation expenses of approximately $1,308,000 related to services by Stonegate Securities, Inc. and The Kriegsman Group for warrants issued for advisory services for which there was no comparable charge in 2002. The remaining reduction in general and administrative expenses was a decrease in legal fees of approximately $419,000.

            The Company incurred a net loss of approximately $3,323,000 for the year ended March 31, 2002 as compared to a net loss of approximately $9,863,000 for the year ended March 31, 2001.

            The Company in 2002 also charged deficit accumulated during the development stage approximately $938,000 in convertible preferred stock dividends.

YEAR ENDED MARCH 31, 2001 COMPARED WITH YEAR ENDED MARCH 31, 2000

            Revenues under collaborative research and development agreements were approximately $1,355,000 and $369,000 in the years ended March 31, 2001 and 2000, respectively. In 2001, the Company recognized revenues of approximately $791,000 relating to a clinical research subcontract agreement with UNC funded by a grant UNC received from the Gates Foundation and approximately $564,000 from SBIR grants, while for 2000 there were grant revenues of approximately $369,000 from STTR and SBIR programs from the NIH.

            Research and development expenses decreased from approximately $10,255,000 in 2000 to $6,695,000 in 2001. This is primarily due to 2000 expenses of approximately $6,113,000 for non-cash expenses for the issuance of 611,250 shares of common stock pursuant to an agreement with Pharm-Eco and UNC, acting on behalf of the Consortium, a decrease of $250,000 of payments to the Consortium on the "Agreement," a decrease of non-cash compensation expenses for services related to research and development covered through the issuance of stock options totaling approximately $125,000, and pre-clinical, manufacturing, and contract services costs increasing by approximately $2,928,000.

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

            The Company incurred a net loss of approximately $11,434,000 for the year ended March 31, 2000, compared with a net loss of approximately $9,863,000 for the year ended March 31, 2001. The primary component of the net loss in 2000 was the $6,113,000 non-cash expense incurred for the issuance of common stock to Pharm-Eco and the Consortium. In addition, there was a $135,000 loss recognized related to the Company's investment in NextEra.

IMPACT OF INFLATION

            Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our operations, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

UNAUDITED SELECTED QUARTERLY INFORMATION

            The following table sets forth certain unaudited selected quarterly information:

                                                      Fiscal Quarters Ended
                                             (in thousands, except for per share data)
                                       ----------------------------------------------------
                                                                2002
                                       ----------------------------------------------------
                                        March 31,    December 31,  September 30,   June 30,
                                          2002           2001          2001          2001

STATEMENTS OF OPERATIONS DATA:

REVENUES                               $      607      $      955   $      837   $    1,123
                                       ----------      ----------   ----------   ----------

EXPENSES:

   Research and development                   970           1,206        1,237          545(3)
   General and administrative                 558             689          712          969
                                       ----------      ----------   ----------   ----------

               Total expenses               1,528           1,895        1,949        1,514
                                       ----------      ----------   ----------   ----------

LOSS FROM OPERATIONS                         (971)           (940)      (1,112)        (391)

                                       ----------      ----------   ----------   ----------

OTHER INCOME(EXPENSE):
   Interest income                              2               2           11           26
   Loss on sales of investment
     securities - net
                                       ----------      ----------   ----------   ----------

               Other income - net               2               2           11           26
                                       ----------      ----------   ----------   ----------

LOSS BEFORE EXTRAORDINARY ITEM               (919)           (938)      (1,101)        (365)
                                       ----------      ----------   ----------   ----------

NET LOSS                                     (919)           (938)      (1,101)        (365)

CONVERTIBLE PREFERRED STOCK                  (938)(4)
  DIVIDENDS
                                       ----------      ----------   ----------   ----------
NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                          $   (1,857)     $     (938)  $   (1,101)  $     (365)
                                       ==========      ==========   ==========   ==========

NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS:

Net loss                               $    (0.15)     $    (0.16)  $    (0.18)  $    (0.06)
Convertible preferred stock dividends       (0.16)
                                       ----------      ----------   ----------   ----------
BASIC AND DILUTED NET LOSS PER
  SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                         $    (0.31)     $    (0.16)  $    (0.18)  $    (0.06)
                                       ==========      ==========   ==========   ==========

                                                      Fiscal Quarters Ended
                                             (in thousands, except for per share data)
                                       -------------------------------------------------------
                                                                 2001
                                       -------------------------------------------------------
                                        March 31,    December 31,   September 30,     June 30,
                                          2001           2000            2000           2000

STATEMENTS OF OPERATIONS DATA:

REVENUES                               $      931      $       86      $      203   $      135
                                       ----------      ----------      ----------   ----------

EXPENSES:

   Research and development                 1,601           1,207           1,710        2,177
   General and administrative               1,476(2)        1,928(1)          719          596
                                       ----------      ----------      ----------   ----------

               Total expenses               3,077           3,135           2,429        2,773
                                       ----------      ----------      ----------   ----------

LOSS FROM OPERATIONS                       (2,146)         (3,049)         (2,226)      (2,638)

                                       ----------      ----------      ----------   ----------

OTHER INCOME(EXPENSE):
   Interest income                             48              13              41           97
   Loss on sales of investment
     securities - net                                                                       (3)
                                       ----------      ----------      ----------   ----------

               Other income - net              48              13              41           94
                                       ----------      ----------      ----------   ----------

LOSS BEFORE EXTRAORDINARY ITEM             (2,098)         (3,036)         (2,185)      (2,544)
                                       ----------      ----------      ----------   ----------

NET LOSS                                   (2,098)         (3,036)         (2,185)      (2,544)

CONVERTIBLE PREFERRED STOCK
  DIVIDENDS
                                       ----------      ----------      ----------   ----------
NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                          $   (2,098)     $   (3,036)     $   (2,185)  $   (2,544)
                                       ==========      ==========      ==========   ==========

NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS:

Net loss                               $    (0.35)     $    (0.55)     $    (0.41)  $    (0.48)
Convertible preferred stock dividends
                                       ----------      ----------      ----------   ----------
BASIC AND DILUTED NET LOSS PER
  SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                         $    (0.35)     $    (0.55)     $    (0.41)  $    (0.48)
                                       ==========      ==========      ==========   ==========

(1) Includes $866 of costs related to the issuance of warrants to purchase 100,000 shares of common stock to the principals of Stonegate Securities, Inc. as compensation for financial consulting services (see Note 6 to Financial Statements).

(2) Includes $442 of costs related to the issuance of warrants to purchase 100,000 shares of common stock to The Kriegsman Group as compensation for financial consulting services (see Note 6 to Notes to Financial Statements).

(3) Includes $1,159 credit to (reduction in) research and development costs for the settlement of certain disputed costs previously expensed during the year ended March 31, 2001 (see Note 7 to Notes to Financial Statements).

(4) See Note 6 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The exposure of market risk associated with risk associated with risk-sensitive instruments is not material, as our operations are conducted primarily in United States dollars and we invest primarily in short-term government obligations and other cash equivalents.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Company's financial statements appear following Item 14 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                    PART III.

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, AND DIRECTORS

            The executive officers, and directors of the Company are as follows:

               NAME             AGE                    POSITION

T. Stephen Thompson             55      Director, President and Chief Executive Officer

Cecilia Chan                    39      Director and Executive Vice President

Gary C. Parks                   52      Treasurer, Secretary and Chief Financial Officer

Harvey R. Colten, MD            63      Director

Eric L. Sorkin                  42      Director

Frederick W. Wackerle           63      Director

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

            Cecilia Chan, Executive Vice President and Director. Ms. Chan began to work on Immtech in 1997, joined the Company in 1999 and was appointed to the Board of Directors in November of 2001. As Executive Vice President she is responsible for fund raising, evaluating and creating joint venture opportunities, and licensing developments in addition to directing the Company's capital resources as the Company advances through its various stages of development. Prior to joining Immtech, Ms. Chan was a Vice President at Dean Witter Realty Inc. until 1993. During her eight years at that firm Ms. Chan completed over $500 million in investments and served as Vice-President in publicly traded partnerships with assets totaling over $800 million. Since 1993, Ms. Chan has developed and funded investments in the United States and China. She graduated from New York University in 1985 with a B.S. in International Business.

            Gary C. Parks, Treasurer, Secretary and Chief Financial Officer. Mr. Parks joined Immtech in January 1994, having previously served at Smallbone, Inc. from 1989 until 1993, where he was Vice President, Finance. Mr. Parks was a Division Controller with International Paper from 1986 to 1989. Prior to that, he was Vice President, Finance, of SerckBaker, Inc., a subsidiary of BTR plc, from 1982 to 1986 and a board member of SerckBaker de Venezuela. Mr. Parks holds a BA from Principia College and an MBA from the University of Michigan.

            Harvey Colten, MD, Director. Dr. Colten is currently Vice President and Senior Associate Dean for Translational Research at Columbia University Health Sciences Division and College of Physicians and Surgeons. Prior to this he served as Chief Medical Officer at iMetrikus, Inc. a healthcare Internet company focused on improving the communication between the patient, physician and the medical industry from 2000 until 2002, and prior to that he was the Dean of the Medical School and Vice President for Medical Affairs at Northwestern University from 1997 to 2000. He previously served as the Harriet B. Spoehrer Professor and Chair of the Department of Pediatrics and Professor of Molecular Microbiology at Washington University School of Medicine, St. Louis, Mo., whose faculty he joined in 1986. He earned a B.A. at Cornell in 1959, an MD from Western Reserve University in 1963, and an M.A. (honorary) from Harvard in 1978. Following his clinical training he was a researcher at the National Institutes of Health from 1965-70. In 1970, he was appointed to the faculty at the Harvard Medical School, where he was named Professor of Pediatrics in 1979 and Chief of the Division of Cell Biology, Pulmonary Medicine, and Director of the Cystic Fibrosis Program at Children's Hospital Medical Center, Boston. He is a member of the Institute of Medicine and was Vice-Chair of its Council. He is a member of the American Society for Clinical Investigation, the Society for Pediatric Research, the Association of American Physicians, the American Pediatric Society, the American Association of Immunologists (former secretary and treasurer), and the American Society for Biochemistry and Molecular Biology. He is also a Fellow of the American Association for the Advancement of Science, the American Academy of Allergy and Immunology and the American Academy of Pediatrics. Dr. Colten is a Diplomat of the American Board of Pediatrics, served on the American Board of Allergy and Immunology, and was a member of the National Heart, Lung, and Blood Institute Advisory Council, serves on the Board of Directors of the Oasis Institute, the March of Dimes Scientific Advisory Council, in addition to many other Federal and private health groups that advise on scientific and policy issues. He also served as Vice Chairman of the Board of Directors of Parents as Teachers National Center. Dr. Colten has been on editorial boards and advisory committees of several leading scientific and medical journals, including the New England Journal of Medicine, Journal of Clinical Investigation, Journal of Pediatrics, Journal of Immunology, Annual Review of Immunology, Proceedings of the Association of American Physicians, and American Journal of Respiratory Cell and Molecular Biology.

            Eric L. Sorkin, Director. Mr. Sorkin is a private investor. Prior to 1994, Mr. Sorkin worked for eleven years at Dean Witter Realty Inc., a wholly owned subsidiary of Morgan Stanley, which grew to hold an investment portfolio of real estate and other assets of over $3 billion. He became a Managing Director in 1988 and was responsible for the acquisition, structuring, and debt placement of various investments including real estate, fund management and asset backed securities. Mr. Sorkin managed Dean Witter Realty's retail (shopping center) portfolio of over 2 million square feet, and participated in the development of office, residential, industrial, and retail property and in the acquisition of over 5 million square feet of properties. He is a graduate of Yale University with a Bachelor of Arts degree in Economics.

            Frederick W. Wackerle, Director. Mr. Wackerle is an author, private investor and President of Fred Wackerle, Inc. He has been an advisor to CEOs and boards and an executive search consultant for the past thirty-five years. Mr. Wackerle specializes in advising corporate boards on management succession and the recruiting of Chief Executive Officer ("CEO") positions. In the past ten years, he devoted a significant amount of his time to investing in and advising biotechnology companies on succession planning, and recruited CEO candidates and Board members for companies that include Biogen, Inc., ICOS Corp., Amylin Pharmaceuticals, Inc., Enzon, Inc., Medtronic Inc., and Ventana Medical Systems. Mr. Wackerle frequently writes management articles for Chicago Crain's Business, recently completed a book on management succession: "The Right CEO-Straight Talk About Making CEO Selection Decisions" (Jossey-Bass), and is a graduate of Monmouth College where he has been active on their Board of Trustees. He is also a board member of The Rehabilitation Institute of Chicago.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

            The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer, its Executive Vice President and its Chief Financial Officer for the fiscal years ended March 31, 2000, 2001 and 2002.

                                                                     ANNUAL               LONG-TERM
                                                                  COMPENSATION            COMPENSATION
                                                         YEAR       SALARY ($)          OPTIONS/SARS (#)
                                                       ------    -------------          ----------------
T. Stephen Thompson                                    2002       $ 150,000                     0
President, Chief Executive Officer, and                2001       $ 150,000                     0
Director                                               2000       $ 143,750                     0

Cecilia Chan                                           2002       $ 120,000                     0
Executive Vice President, and                          2001       $  75,000                     0
Director                                               2000       $  45,000                     0

Gary C. Parks                                          2002       $ 125,000                     0
Secretary, Treasurer, and Chief Financial              2001       $ 125,000                     0
Officer                                                2000       $ 120,833                     0
------------------------------------------------------ ---------- --------------------------------------


Option/SAR Grants In Year Ended March 31, 2002


                                                           % OF TOTAL
                                      NUMBER OF           OPTIONS/SARS
                                      SECURITIES           GRANTED TO
                                      UNDERLYING          EMPLOYEES IN        EXERCISE OR BASE
             NAME                OPTIONS/SARS GRANTED      FISCAL YEAR         PRICE ($/SHARE)      EXPIRATION DATE
         -------------           --------------------     ------------        ----------------      ---------------
T. Stephen Thompson                       0                    N/A                  N/A                   N/A

Cecilia Chan                              0                    N/A                  N/A                   N/A

Gary C. Parks                           10,000                28.8                $10.00               7/19/2011
-------------------------------- --------------------- -------------------- --------------------- -----------------


Aggregate Option/Warrant Exercises In Year Ended March 31, 2002 And Option/Warrant Values At March 31, 2002


                                                                                                VALUE OF UN-EXERCISED
                                                               NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS/WARRANTS
                                                          OPTIONS/WARRANTS AT 3/31/02 (#)          AT 3/31/02 ($)
                               SHARES                     -------------------------------   -----------------------------
                            ACQUIRED ON      REALIZED
                            EXERCISE (#)       VALUE       EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE

T. Stephen Thompson            13,066       $58,274(1)        23,067           20,000          $81,941(2)           0

Cecilia Chan                     0               0           225,000            0                0                  0

Gary C. Parks                  14,195       $61,536(3)        16,140            9,055          $43,436(4)           0
-------------------------- --------------- -------------- -------------- ----------------- --------------- ---------------

(1) Based on the March 28, 2002, value of $4.80 per share, minus the average per share exercise price of $0.34 multiplied by the number of shares underlying the option/warrant.


(2) Based on the March 28, 2002, value of $4.80 per share, minus the average per share exercise price of $1.25 multiplied by the number of shares underlying the option/warrant.

(3) Based on the March 28, 2002, value of $4.80 per share, minus the average per share exercise price of $0.46 multiplied by the number of shares underlying the option/warrant.

(4) Based on the March 28, 2002, value of $4.80 per share, minus the average exercise price of $1.74 multiplied by the number of shares underlying the option/warrant.

Employment Agreements

            The Company entered into an employment agreement with Mr. Thompson in 1992, pursuant to which the Company retained Mr. Thompson as its President and Chief Executive Officer for an annual base salary of $150,000 (subject to annual adjustment by the Board), plus reimbursement for related business expenses. The agreement, which includes certain confidentiality and non-disclosure provisions, grants to Mr. Thompson the right to receive an annual bonus to be established by the Board in an amount not to exceed 60% of Mr. Thompson's annual base salary for the year and certain other fringe benefits. If the Company breaches the agreement or Mr. Thompson is terminated by the Company without cause, he is entitled to all payments which he would otherwise accrue over the greater of nine months from the date of termination or the remaining term under the agreement. Additionally, rights to all options granted to Mr. Thompson pursuant to the agreement vest immediately upon his termination without cause or a change of control of the Company. The term of Mr. Thompson's agreement expired on May 11, 1999, however, the agreement is subject to automatic renewal for successive one-year terms unless terminated by either party upon 30 days notice. Except for $12,500 paid to Mr. Thompson during the fiscal year ended March 31, 1998, Mr. Thompson has waived any right to receive salary due under his employment agreement prior to June 30, 1998. Beginning July 1, 1998 and continuing until April 30, 1999, Mr. Thompson agreed to accept one-half of his annual salary as full satisfaction of the Company's salary obligation under his employment agreement. Mr. Thompson, effective May 1, 1999, has resumed his full salary rate of $150,000 per annum under his employment agreement, but will not be paid amounts previously waived.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of July 10, 2002, by
(i) each of the Company's Directors and Executive Officers, (ii) all directors and executive officers as a group, and (iii) each person known to be the beneficial owner of more than 5% of the shares.


                                                                NUMBER OF SHARES           PERCENTAGE OF OUTSTANDING
                                                          OF COMMON STOCK BENEFICIALLY              SHARES
                    NAME AND ADDRESS                                OWNED (1)                   OF COMMON STOCK
--------------------------------------------------       --------------------------------  -------------------------
T. Stephen Thompson (2)                                          370,257 shares                      5.82%
c/o Immtech international, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061

Cecilia Chan (3)                                                 227,000 shares                      3.49%
c/o Immtech International, Inc.
One North End Ave., Ste. 1111
New York, NY  10282

Gary C. Parks (4)                                                 42,670 shares                      0.68%
c/o Immtech international, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061

Harvey Colten, MD (5)                                             13,756 shares                      0.22%
c/o Office of the Dean Columbia University,
College of Physicians and Surgeons,
630 West 168th Street,
New York, NY  10032

Eric L. Sorkin (6)                                               285,049 shares                      4.36%
c/o Immtech International, Inc.
One North End Ave., Ste. 1111
New York, NY  10282

Frederick W. Wackerle(7)                                          69,588 shares                      1.10%
3750 N. Lake Shore Drive
Chicago IL  60613

All directors and executive officers as a group                1,008,320 shares                     14.58%
(6 persons)

James Ng (8)                                                     452,800 shares                      6.74%
c/o RADE Management Corporation
New York Mercantile Exchange,
Box 415
New York, NY  10282

Criticare Systems, Inc. (9)                                      456,374 shares                      7.28%
20925 Crossroads Circle
Waukesha, WI  53186


                                                                NUMBER OF SHARES           PERCENTAGE OF OUTSTANDING
                                                          OF COMMON STOCK BENEFICIALLY              SHARES
                    NAME AND ADDRESS                                OWNED (1)                   OF COMMON STOCK
--------------------------------------------------       --------------------------------  -------------------------

Johnson Matthey Public Limited                                   423,750 shares                      6.76%
Company (10)
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

Matthey Holdings Limited (10)                                    423,750 shares                      6.76%
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

Matthey Finance Ltd. (10)                                        423,750 shares                      6.76%
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

Johnson Matthey Investments, Ltd. (10)                           423,750 shares                      6.76%
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom

                                                                 423,750 shares                      6.76%
Johnson Matthey America Holdings
Limited (10)
2-4 Cockspur Street
Trafalgar Square
London SW1Y 5BQ
United Kingdom


Johnson Matthey Holdings, Inc. (10)                              423,750 shares                      6.76%
c/o Organization Service Inc.
103 Springer Building
3411 Silverside Road
Wilmington, Delaware  19810





                                                                NUMBER OF SHARES           PERCENTAGE OF OUTSTANDING
                                                          OF COMMON STOCK BENEFICIALLY              SHARES
                    NAME AND ADDRESS                                OWNED (1)                   OF COMMON STOCK
--------------------------------------------------       --------------------------------  -------------------------

Johnson Matthey Investments, Inc. (10)                           423,750 shares                      6.76%
c/o Organization Service Inc.
103 Springer Building
3411 Silverside Road
Wilmington, Delaware  19810

Johnson Matthey Pharmaceutical Materials, Inc.                   423,750 shares                      6.76%
(10)
c/o Organization Service Inc.
103 Springer Building
3411 Silverside Road
Wilmington, Delaware  19810

Pharm-Eco Laboratories, Inc. (10)                                423,750 shares                      6.76%
460 East Swedesford Road
Suite 2000
Wayne, PA  19087




(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.


(2) Includes 281,941 shares of Common Stock, 45,249 shares of Common Stock upon the conversion of Series A Preferred Stock, 20,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 20,000 shares of Common Stock at $6.00 per share by February 14, 2007 only after the Series A Preferred Stock has been converted, and 23,067 shares of Common Stock issuable upon the exercise of options as follows: option to purchase 8,872 shares of Common Stock at $0.46 per share by March 21, 2006; and option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008.

(3) Includes 2,000 shares of Common Stock, and 225,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 51,923 shares of Common Stock at $6.47 per share by July 24, 2004; and warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004.

(4) Includes 21,602 shares of Common Stock, 2,262 shares of Common Stock upon the conversion of Series A Preferred Stock, 1,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 1,000 shares of Common Stock at $6.00 per share by February 14, 2007 only after the Series A Preferred Stock has been converted, and 17,806 shares of Common Stock issuable upon the exercise of options as follows: vested options to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008; and 3,611 vested options to purchase 10,000 shares of Common Stock at $10.00 per share by July 19, 2011.

(5) Includes 1,088 shares of Common Stock, and 12,668 shares of Common Stock issuable upon the exercise of options as follows: 1,556 vested options to purchase 7,000 shares of Common Stock at $4.75 per share by December 18, 2006; and 11,112 vested options to purchase 20,000 shares of Common Stock at $10.50 per share by December 28, 2005.

(6) Includes 24,687 shares of Common Stock, 20,362 shares of Common Stock upon the conversion of Series A Preferred Stock, 234,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 51,923 shares of Common Stock at $6.47 per share by July 24, 2004, warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004 and warrant to purchase 9,000 shares of Common Stock at $6.00 per share by February 14, 2007 only after the Series A Preferred Stock has been converted; and 6,000 vested options to purchase 27,000 shares of Common Stock at $4.75 per share by December 18, 2006.

(7) Includes 30,124 shares of Common Stock, 13,575 shares of Common Stock upon the conversion of Series A Preferred Stock, 6,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 6,000 shares of Common Stock at $6.00 per share by February 14, 2007 only after the Series A Preferred Stock has been converted; and 19,889 shares of Common Stock issuable upon the exercise of options as follows: option to purchase 15,000 shares of Common Stock at $10.50 per share by December 28, 2005, and 4,889 vested options to purchase 22,000 shares of Common Stock at $4.75 per share by December 18, 2006.

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

(9)   Includes 456,374 shares of Common Stock. Criticare Systems, Inc. (NASDAQ:
      CXIM) designs, manufacturers and markets globally patient monitoring systems and noninvasive sensors for a wide range of hospitals and alternate health care environments.

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

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In addition to the transactions discussed in Item 6 under Liquidity and Capital Resources, the following related-party transactions are disclosed.

RADE Management Corporation

            RADE Management Corporation ("RADE") leases an office facility which is occupied by both the Company and RADE. The office space is paid for by Immtech on RADE's behalf. During the years ended March 31, 2000, 2001, and 2002, the Company paid approximately $75,000, $102,000 and $106,000 respectively, for the use of the facility. In addition, during the years ended March 31, 2000, 2001 and 2002, the Company paid RADE approximately $131,000 $41,000 and $18,000, respectively, as reimbursement for certain administrative expenses paid on behalf of the Company.

            The Company had previously engaged RADE as a consultant from July 1998 to April 1999 to assist the Company in various aspects of the Company's ongoing operations, including analyzing the market potential of the Company's product candidates, developing a long term strategy for exploitation of the Company's product candidates and assisting in the negotiation of agreements with other parties which perform services for the Company.

            Prior to their affiliation with the Company, Mr. Eric L. Sorkin (Company Director) and Ms. Cecilia Chan (Company Director and Executive Vice President) provided assistance to RADE as independent consultants in connection with aforementioned services provided by RADE to the Company. Mr. Sorkin and Ms. Chan received from RADE as compensation for their services, a portion of the warrants granted to RADE by the Company in connection with RADE's services.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMMTECH INTERNATIONAL, INC.



Date:          7/15/02                  By: /s/ T. Stephen Thompson
     ------------------------------        ------------------------
                                           T. Stephen Thompson
                                           Chief Executive Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                            DATE



/s/ T. Stephen Thompson                                           7/15/02
-----------------------------------                         --------------------
T. Stephen Thompson
Chief Executive Officer, and President



/s/ Gary C. Parks                                                 7/15/02
-----------------------------------                         --------------------
Gary C. Parks
Treasurer, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)



/s/ Cecilia Chan                                                  7/15/02
-----------------------------------                         --------------------
Cecilia Chan
Director



/s/ Harvey Colten                                                 7/15/02
-----------------------------------                         --------------------
Harvey Colten
Director



/s/ Eric L. Sorkin                                                7/15/02
-----------------------------------                         --------------------
Eric L. Sorkin
Director



/s/ Frederick W. Wackerle                                         7/15/02
-----------------------------------                         --------------------
Frederick W. Wackerle
Director

                                    PART IV.

ITEM  14. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

            (a) The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

3.1 (2)             Certificate of Incorporation of the Company, as amended

3.2 (8)             By-laws of the Company, with amendment

4.1 (3)             Form of Common Stock Certificate

4.2 (2)             Warrant Agreement relating to the Underwriters' Warrants

4.3 (2) Warrant Agreement, dated July 24, 1998, by and between the Company and RADE Management Corporation

4.4 (2) Warrant Agreement, dated October 12, 1998, by and between the Company and RADE Management Corporation

4.5 (8) Warrant Agreement, dated March 15, 2001, by and between the Company and The Kriegsman Group

4.6 (8) Warrant Agreement, dated July 31, 2000, by and between the Company and Griffith Shelmire Partners, Inc.

4.7 (8) Warrant Agreement, dated July 31, 2000, by and between the Company and Scott R. Griffith

4.8 (8) Warrant Agreement, dated July 31, 2000, by and between the Company and Jesse B. Shelmire

4.9 (9)             Certificate of Designation for February 14, 2002 Private
                    Placement

4.10 (9) Stock Purchase Warrant, dated February 14, 2002 for February 14, 2002 Private Placement

10.1 (1) Letter Agreement, dated January 15, 1997, by and between the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.1 (1) Consulting Agreement, dated May 15, 1998, by and between the Company and RADE Management Corporation

10.2 (1)            1993 Stock Option and Award Plan

10.3 (6)            2000 Stock Option and Award Plan


10.4 (1) Letter Agreement, dated May 29, 1998, between the Company and Franklin Research Group, Inc.

10.5 (1) Indemnification Agreement, dated June 1, 1998, between the Company and RADE Management Corporation

10.6 (1) Letter Agreement, dated June 24, 1998, between the Company and Criticare Systems, Inc.

10.7 (1) Letter Agreement, dated June 25, 1998, between the Company and Criticare Systems, Inc.

10.8 (2) Amendment, dated January 15, 1999, to Letter Agreement between the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.9 (5) Office Lease, dated August 26, 1999, by and between the Company and Arthur J. Rogers & Co.

10.10 (8)           License Agreement, dated August 25, 1993, by and between the
                    University of North Carolina at Chapel Hill and Pharm-Eco
                    Laboratories, Inc.

10.11 (8)           Assignment Agreement, dated as of March 27, 2001, by and
                    between the Company and Pharm-Eco Laboratories, Inc.

10.12 (8)           Clinical Research Subcontract, dated as of March 29, 2001, by and between The University of North Carolina at Chapel
                    Hill and the Company

10.13 (1)           Material Transfer and Option Agreement, dated March 23,
                    1998, by and between the Company and Sigma Diagnostics, Inc.

10.14 (1)           License Agreement, dated March 10, 1998, by and between the
                    Company and Northwestern University

10.15 (1)           License Agreement, dated October 27, 1994, by and between
                    the Company and Northwestern University

10.16 (1)           Assignment of Intellectual Properties, dated June 29, 1998, between the Company and Criticare Systems, Inc.

10.18 (1)           Assignment Agreement, dated June 26, 1998, by and between
                    the Company and Criticare Systems, Inc.

10.19 (1)           Assignment Agreement, dated June 29, 1998, by and between
                    the Company and Criticare Systems, Inc.

10.20 (1)           International Patent, Know-How and Technology License
                    Agreement, dated June 29, 1998, by and between the Company and Criticare Systems, Inc.

10.21 (1)           Employment Agreement, dated 1992, by and between the Company and T. Stephen Thompson

10.22 (2)           Funding and Research Agreement, dated September 30, 1998, by and among the Company, NextEra Therapeutics, Inc. and Franklin Research Group, Inc.

10.23 (4)           Two Year Plus 200% Lock-Up Agreement executed by James Ng

10.24 (4)           Employment Agreement, dated 1998, by and between NextEra and
                    Lawrence Potempa

10.25 (7)           Form of Regulation D Subscription Agreement for December 8,
                    2000 Private Placement

10.26 (7)           Form of Regulation S Subscription Agreement for December 8,
                    2000 Private Placement

10.27 (9)           Form of Regulation D Subscription Agreement for February 14,
                    2002 Series A Preferred Private Placement

10.28 (9)           Form of Regulation S Subscription Agreement for February 14,
                    2002 Series A Preferred Private Placement

10.29 (10)          Amendment, dated January 28, 2002, to License Agreement
                    between the Company, Pharm-Eco Laboratories, Inc. and The
                    University of North Carolina at Chapel Hill, as amended

(1) Incorporated by Reference to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on September 28, 1998.

(2) Incorporated by Reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on February 11, 1999.

(3) Incorporated by Reference to Amendment No. 2 the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on March 30, 1999.

(4) Incorporated by Reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 001-14907), as filed with the Securities and Exchange Commission on June 29, 1999.

(5) Incorporated by Reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (File No. 000-25669), as filed with the Securities and Exchange Commission on June 26, 2000.

(6) Incorporated by Reference to Annex A to the Company's Definitive Proxy Statement (File No. 000-25669), as filed with the Securities and Exchange Commission on August 25, 2000.

(7) Incorporated by Reference to the Company's Quarterly Report on Form 10-QSB (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2001.

(8) Incorporated by Reference to the Company's Annual Report on Form 10-KSB/A (File No. 000-25669), as filed with the Securities and Exchange Commission on June 29, 2001, as amended on July 6, 2001.

(9) Incorporated by Reference to the Exhibits to the Company's Form 8-K (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2002.

(10) Incorporated by Reference to the Company's Form 10-Q (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2002, as amended on June 10, 2002.

                  (b)  Reports on Form 8-K filed in the past quarter

            The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 14, 2002 regarding private placements. The Company filed another report on Form 8-K with the Securities and Exchange Commission on March 13, 2002 regarding their transfer onto the NASDAQ SmallCap Market.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

FINANCIAL STATEMENTS AS OF MARCH 31, 2001 AND 2002, THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002 AND FOR THE PERIOD OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2002 (UNAUDITED) AND INDEPENDENT AUDITORS' REPORT

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                             1

FINANCIAL STATEMENTS AS OF MARCH 31, 2001 AND 2002 AND FOR
  THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002 AND FOR THE
  PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH
  31, 2002 (UNAUDITED):

  Balance Sheets                                                         2

  Statements of Operations                                               3

  Statements of Stockholders' Equity (Deficiency in Assets)             4-5

  Statements of Cash Flows                                               6

  Notes to Financial Statements                                        7-26

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Immtech International, Inc.
  (A Development Stage Enterprise):

We have audited the accompanying balance sheets of Immtech International, Inc. (a development stage enterprise) (the "Company") as of March 31, 2001 and 2002, and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the discovery, development and commercialization of pharmaceutical and therapeutic drugs. As discussed in Note 1 to the financial statements, the Company's operating losses since inception, negative cash flow and shortage of unrestricted working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Deloitte & Touche LLP
Milwaukee, Wisconsin

July 5, 2002

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
MARCH 31, 2001 AND 2002
--------------------------------------------------------------------------------


ASSETS                                                                 2001            2002

CURRENT ASSETS:
  Cash and cash equivalents                                    $  2,097,718    $  2,037,813
  Restricted funds on deposit                                     3,812,553         602,400
  Other current assets                                               28,289          39,881
                                                               ------------    ------------

           Total current assets                                   5,938,560       2,680,094

PROPERTY AND EQUIPMENT - Net                                        210,024         175,950

OTHER ASSETS                                                         19,848          19,848
                                                               ------------    ------------

TOTAL                                                          $  6,168,432    $  2,875,892
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $  1,695,721    $    545,017
  Accrued expenses                                                   70,862           4,257
  Deferred revenue                                                3,509,194         563,435
                                                               ------------    ------------

           Total current liabilities                              5,275,777       1,112,709

DEFERRED RENTAL OBLIGATION                                           33,511          27,145
                                                               ------------    ------------

           Total liabilities                                      5,309,288       1,139,854
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 1, 3, 6, 7, 8 and 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value
    $.01 per share, 5,000,000
    and 4,680,000 shares
    authorized and unissued as
    of March 31, 2001 and
    2002, respectively
  Series A convertible
    preferred stock, par value
    $0.01 per share, stated
    value $25 per share,
    320,000 shares authorized,
    160,100 shares issued and
    outstanding, aggregate
    liquidation
    preference of $4,031,900                                                      4,031,900
  Common stock, par value $0.01 per share, 30,000,000 shares authorized, 5,955,245 and 6,066,459 shares issued and
    outstanding as of March 31, 2001 and 2002, respectively          59,552          60,664
  Additional paid-in capital                                     33,574,917      34,679,844
  Deficit accumulated during the developmental stage            (32,775,325)    (37,036,370)
                                                               ------------    ------------

           Total stockholders' equity                               859,144       1,736,038
                                                               ------------    ------------

TOTAL                                                          $  6,168,432    $  2,875,892
                                                               ============    ============

See notes to financial statements.

IMMTECH INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2000, 2001 AND 2002 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                       OCTOBER 15,
                                                                                                          1984
                                                                   YEARS ENDED MARCH 31,               (INCEPTION)
                                                       -------------------------------------------    TO MARCH 31,
                                                           2000            2001           2002            2002

REVENUES                                               $    368,844    $  1,354,943    $ 3,522,113    $  7,233,973
                                                       ------------    ------------    -----------    ------------

EXPENSES:
  Research and development                               10,255,301       6,694,546      3,958,107      28,501,161
  General and administrative                              1,731,348       4,719,298      2,927,726      17,340,486
  Equity in loss of joint venture                           135,000                                        135,002
                                                       ------------    ------------    -----------    ------------

           Total expenses                                12,121,649      11,413,844      6,885,833      45,976,649
                                                       ------------    ------------    -----------    ------------

LOSS FROM OPERATIONS                                    (11,752,805)    (10,058,901)    (3,363,720)    (38,742,676)
                                                       ------------    ------------    -----------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                           318,879         198,559         40,610         563,728
  Interest expense                                                                                      (1,129,502)
  Loss on sales of investment securities - net                               (2,942)                        (2,942)
  Cancelled offering costs                                                                                (584,707)
                                                       ------------    ------------    -----------    ------------

           Other income (expense) - net                     318,879         195,617         40,610      (1,153,423)
                                                       ------------    ------------    -----------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                          (11,433,926)     (9,863,284)    (3,323,110)    (39,896,099)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                                                             1,427,765
                                                       ------------    ------------    -----------    ------------

NET LOSS                                                (11,433,926)     (9,863,284)    (3,323,110)    (38,468,334)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                                                     (937,935)       (937,935)

REDEEMABLE PREFERRED STOCK CONVERSION,
  PREMIUM AMORTIZATION AND DIVIDENDS                                                                     2,369,899
                                                       ------------    ------------    -----------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                         $(11,433,926)   $ (9,863,284)   $(4,261,045)   $(37,036,370)
                                                       ============    ============    ===========    ============

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS:
    Net loss                                           $      (2.27)   $      (1.78)   $     (0.55)
    Convertible preferred stock dividends                                                    (0.16)
                                                       ------------    ------------    -----------

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                  $      (2.27)   $      (1.78)   $     (0.71)
                                                       ============    ============    ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                    5,036,405       5,545,190      6,011,416

See notes to financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
YEARS ENDED MARCH 31, 2000, 2001 AND 2002 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                              Series A Convertible                                          Deficit     Accumulated       Total
                                 Preferred Stock         Common Stock                     Accumulated     Other       Stockholders'
                             -----------------------  -------------------   Additional     During the  Comprehensive      Equity
                             Issued and                Issued and             Paid-in      Development    Income      (Deficiency in
                             Outstanding    Amount    Outstanding  Amount     Capital         Stage        (Loss)         Assets)
                             -----------  ----------  ----------- -------  ------------   ------------ -------------  -------------

October 15, 1984 (date
  of inception)
  Issuance of common
    stock to founders                                    113,243  $ 1,132  $     24,868                                $     26,000
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1985                                  113,243    1,132        24,868                                      26,000
  Issuance of common
    stock                                                 85,368      854       269,486                                     270,340
  Net loss                                                                                $   (209,569)                    (209,569)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1986                                  198,611    1,986       294,354       (209,569)                      86,771
  Issuance of common
    stock                                                 42,901      429       285,987                                     286,416
  Net loss                                                                                     (47,486)                     (47,486)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1987                                  241,512    2,415       580,341       (257,055)                     325,701
  Issuance of common
    stock                                                  4,210       42        28,959                                      29,001
  Net loss                                                                                    (294,416)                    (294,416)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1988                                  245,722    2,457       609,300       (551,471)                      60,286
  Issuance of common
    stock                                                 62,792      628       569,372                                     570,000
  Provision for
    compensation                                                                489,975                                     489,975
  Net loss                                                                                    (986,746)                    (986,746)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1989                                  308,514    3,085     1,668,647     (1,538,217)                     133,515
  Issuance of common
    stock                                                 16,478      165       171,059                                     171,224
  Provision for
    compensation                                                                320,980                                     320,980
  Net loss                                                                                    (850,935)                    (850,935)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1990                                  324,992    3,250     2,160,686     (2,389,152)                    (225,216)
  Issuance of common
    stock                                                    218        2         1,183                                       1,185
  Provision for
    compensation                                                                  6,400                                       6,400
  Net loss                                                                                    (163,693)                    (163,693)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1991                                  325,210    3,252     2,168,269     (2,552,845)                    (381,324)
  Issuance of common
    stock                                                 18,119      181        85,774                                      85,955
  Provision for
    compensation                                                                864,496                                     864,496
  Issuance of stock
    options in exchange
    for cancellation of
    indebtedness                                                                 57,917                                      57,917
  Net loss                                                                                  (1,479,782)                  (1,479,782)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1992                                  343,329    3,433     3,176,456     (4,032,627)                    (852,738)
  Issuance of common
    stock                                                195,790    1,958        66,839                                      68,797
  Provision for
    compensation                                                                191,502                                     191,502
  Net loss                                                                                  (1,220,079)                  (1,220,079)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1993                                  539,119    5,391     3,434,797     (5,252,706)                  (1,812,518)
  Issuance of common
    stock                                                107,262    1,073        40,602                                      41,675
  Provision for
    compensation                                                                 43,505                                      43,505
  Net loss                                                                                  (2,246,426)                  (2,246,426)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1994                                  646,381    6,464     3,518,904     (7,499,132)                  (3,973,764)
  Net loss                                                                                  (1,661,677)                  (1,661,677)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1995                                  646,381    6,464     3,518,904     (9,160,809)                  (5,635,441)
  Issuance of common
    stock for
    compensation                                          16,131      161         7,339                                       7,500
  Net loss                                                                                  (1,005,962)                  (1,005,962)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1996                                  662,512    6,625     3,526,243    (10,166,771)                  (6,633,903)
  Issuance of common
    stock                                                 12,986      130         5,908                                       6,038
  Provision for
    compensation -
    employees                                                                    45,086                                      45,086
  Provision for
    compensation -
    nonemployees                                                                 62,343                                      62,343
  Issuance of warrants
    to purchase common
    stock                                                                        80,834                                      80,834
  Net loss                                                                                  (1,618,543)                  (1,618,543)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------

                                                                     (Continued)

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
YEARS ENDED MARCH 31, 2000, 2001 AND 2002 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


                              Series A Convertible                                          Deficit     Accumulated       Total
                                 Preferred Stock         Common Stock                     Accumulated     Other      Stockholders'
                             -----------------------  -------------------   Additional     During the  Comprehensive      Equity
                             Issued and                Issued and             Paid-in      Development    Income      (Deficiency in
                             Outstanding    Amount    Outstanding  Amount     Capital         Stage        (Loss)         Assets)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------

Balance, March 31, 1997                                  675,498  $ 6,755  $  3,720,414   $(11,785,314)                $ (8,058,145)
  Exercise of options                                     68,167      682        28,862                                      29,544
  Provision for
    compensation -
    employees                                                                    50,680                                      50,680
  Provision for
    compensation -
    nonemployees                                                                201,696                                     201,696
  Contributed capital -
    common stockholders                                                         231,734                                     231,734
  Net loss                                                                   (1,477,132)                                 (1,477,132)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1998                                  743,665    7,437     4,233,386    (13,262,446)                  (9,021,623)
  Issuance of common
    stock under private
    placement offering                                   575,000    5,750       824,907                                     830,657
  Exercise of options                                     40,650      406        12,944                                      13,350
  Provision for
    compensation -
    nonemployees                                                              2,426,000                                   2,426,000
  Issuance of common
    stock to Criticare                                    86,207      862       133,621                                     134,483
  Conversion of
    Criticare debt to
    common stock                                         180,756    1,808       856,485                                     858,293
  Conversion of debt to
    common stock                                         424,222    4,242       657,555                                     661,797
  Conversion of
    redeemable preferred
    stock to common
    stock                                              1,195,017   11,950     1,852,300      3,713,334                    5,577,584
  Net loss                                                                                  (1,929,003)                  (1,929,003)
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 1999                                3,245,517   32,455    10,997,198    (11,478,115)                    (448,462)
  Comprehensive loss:
    Net loss                                                                               (11,433,926)                 (11,433,926)
    Other comprehensive loss:
      Unrealized loss on
        investment
        securities
        available for
        sale                                                                                             $    (1,178)        (1,178)
      Comprehensive loss                                                                                                (11,435,104)
  Issuance of common
    stock under initial
    public offering                                    1,150,000   11,500     9,161,110                                   9,172,610
  Exercise of options
    and warrants                                         247,420    2,474       424,348                                     426,822
  Provision for
    compensation -
    nonemployees                                                                509,838                                     509,838
  Issuance of common
    stock for
    compensation -
    nonemployees                                         611,250    6,113     6,106,387                                   6,112,500
  Issuance of common
    stock for accrued
    interest                                              28,147      281       281,189                                     281,470
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 2000                                5,282,334   52,823    27,480,070    (22,912,041)       (1,178)     4,619,674
  Comprehensive loss:
    Net loss                                                                                (9,863,284)                  (9,863,284)
    Other comprehensive
      income (loss):
      Unrealized loss on
        investment
        securities
        available for
        sale                                                                                                  (1,764)        (1,764)
      Reclassification
        adjustment for
        loss included in
        net loss                                                                                               2,942          2,942
      Comprehensive loss                                                                                                 (9,862,106)
  Issuance of common
    stock under private
    placement offering                                   584,250    5,843     4,299,806                                   4,305,649
  Exercise of options                                     88,661      886        41,922                                      42,808
  Provision for
    compensation -
    nonemployees                                                              1,739,294                                   1,739,294
  Contributed capital -
    common stockholder                                                           13,825                                      13,825
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 2001                                5,955,245   59,552    33,574,917    (32,775,325)                     859,144
  Net loss                                                                                  (3,323,110)                  (3,323,110)
  Issuance of Series A
    convertible
    preferred stock
    under private
    placement offerings,
    less cash offering
    costs of $153,985          160,100    $4,002,500                            754,550       (908,535)                   3,848,515
  Issuance of common
    stock as offering
    costs under private
    placement offerings                                   60,000      600          (600)
  Accrual of preferred
    stock dividends                           29,400                                           (29,400)
  Exercise of options                                     51,214      512        18,972                                      19,484
  Provision for
    compensation -
    nonemployees                                                                332,005                                     332,005
                               -------    ----------   ---------  -------  ------------   ------------   -----------   ------------
Balance, March 31, 2002        160,100    $4,031,900   6,066,459  $60,664  $ 34,679,844   $(37,036,370)  $         0   $  1,736,038
                               =======    ==========   =========  =======  ============   ============   ===========   ============

                                                                     (Concluded)
See notes to financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 2001 AND 2002 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                             OCTOBER 15,
                                                                                                                 1984
                                                                         YEARS ENDED MARCH 31,               (INCEPTION)
                                                                ------------------------------------------   TO MARCH 31,
                                                                  2000            2001           2002            2002
OPERATING ACTIVITIES:
  Net loss                                                     $ (11,433,926)  $ (9,863,284)  $ (3,323,110)   $(38,468,334)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Compensation recorded related to issuance of common stock,
      common stock options and warrants                            6,622,338      1,739,294        332,005      13,582,600
    Depreciation and amortization of property and equipment           40,341         89,616         98,893         543,760
    Deferred rental obligation                                        39,879         (6,368)        (6,366)         27,145
    Equity in loss of joint venture                                  135,000                                       135,002
    Loss on sales of investment securities - net                                      2,942                          2,942
    Amortization of debt discounts and issuance costs                                                              134,503
    Extraordinary gain on extinguishment of debt                                                                (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                                                (3,812,553)     3,210,153        (602,400)
      Other current assets                                            (2,836)       (17,089)       (11,592)        (39,881)
      Other assets                                                   (19,848)                                      (19,848)
      Accounts payable                                             1,351,919        164,710     (1,150,704)        874,157
      Accrued expenses                                               (16,447)        36,958        (66,605)        667,270
      Deferred revenue                                                            3,509,194     (2,945,759)        563,435
                                                                ------------   ------------   ------------    ------------

           Net cash used in operating activities                  (3,283,580)    (8,156,580)    (3,863,085)    (24,027,414)
                                                                ------------   ------------   ------------    ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                              (1,603,473)      (199,996)                    (1,803,469)
  Proceeds from sales and maturities of investment securities        242,484      1,558,043                      1,800,527
  Purchases of property and equipment                               (247,614)       (62,350)       (64,819)       (693,186)
  Investment in and advances to joint venture                       (135,000)                                     (135,002)
                                                                ------------   ------------   ------------    ------------

           Net cash used in investing activities                  (1,743,603)     1,295,697        (64,819)       (831,130)
                                                                ------------   ------------   ------------    ------------

FINANCING ACTIVITIES:
 (Repayments of) advances from stockholders and affiliates           (50,000)                                      985,172
  Proceeds from issuance of notes payable                                                                        2,645,194
  Principal payments on notes payable                               (110,000)                                     (218,119)
  Payments for debt issuance costs                                                                                 (53,669)
  Payments for extinguishment of debt                                                                             (203,450)
  Net proceeds from issuance of redeemable preferred stock                                                       3,330,000
  Net proceeds from issuance of convertible preferred stock
    and warrants                                                                                 3,848,515       3,848,515
  Net proceeds from issuance of common stock                       9,783,502      4,348,457         19,484      16,317,155
  Additional capital contributed by stockholders                                     13,825                        245,559
                                                                ------------   ------------   ------------    ------------

           Net cash provided by financing activities               9,623,502      4,362,282      3,867,999      26,896,357
                                                                ------------   ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               4,596,319     (2,498,601)       (59,905)      2,037,813

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             0      4,596,319      2,097,718               0
                                                                ------------   ------------   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  4,596,319   $  2,097,718   $  2,037,813    $  2,037,813
                                                                ============   ============   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION  (Note 10)


See notes to financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 2001 AND 2002
--------------------------------------------------------------------------------


1.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Immtech International, Inc. (the "Company") is a pharmaceutical company focused on the discovery, development and commercialization of drugs to treat infectious diseases that include fungal infections, malaria, tuberculosis, hepatitis C, pneumonia, diarrhea, African Sleeping Sickness and cancer. The Company is a development stage enterprise and since its inception on October 15, 1984, the Company has engaged in research and development programs, expanding its network of scientists and scientific advisors, negotiating and consummating technology licensing agreements, and advancing their technology platform toward commercialization. The Company uses the expertise and resources of strategic partners and contracted parties in a number of areas, including:
     (i) laboratory research, (ii) pre-clinical and human clinical trials and
     (iii) the manufacture of pharmaceutical products. The Company holds worldwide patents, licenses and rights to license worldwide patents, patent applications and technologies from third parties that are integral to the Company's business. The Company has licensing and commercialization rights to a dicationic anti-infective pharmaceutical platform and is developing drugs intended for commercial use based on that platform.

     The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2003, if at all.

     Going Concern Presentation and Related Risks and Uncertainties - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Since inception, the Company has incurred accumulated losses of approximately $38,468,000. Management expects the Company to continue to incur significant losses during the next several years as the Company continues its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with various entities that are thinly capitalized and are dependent upon their ability to raise additional funds to continue their research and development activities. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial funds to conduct research and development and laboratory and clinical testing, and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

     In February 2002, the Company completed private placement offerings which raised approximately $3,849,000 of additional equity capital (after cash offering costs of approximately $154,000) through the issuance of 160,100 shares of Series A Convertible Preferred stock and warrants to purchase 400,250 shares of common stock. The net proceeds from the private placement offerings are not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds.

     The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded and is awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through October 2002, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing their efforts to obtain additional equity and/or debt financing, obtain additional research grants and enter into various research and development agreements with other entities.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

     Restricted Funds on Deposit - Restricted funds on deposit consist of cash on deposit at a bank which is restricted for use in accordance with a clinical research subcontract agreement with The University of North Carolina at Chapel Hill.

     Investment Securities - The Company classified certain investments in debt securities as available for sale. Securities available for sale were recorded at fair value, with unrealized gains (losses) recorded as a separate component of stockholders' equity (deficiency in assets) as accumulated other comprehensive income (loss). Gains (losses) on the sale of investment securities were recorded on the specific identification method.

     The Company did not hold any investment securities as of March 31, 2001 and 2002. As of March 31, 2000, the net unrealized losses on investment securities available for sale aggregated $1,178. Proceeds from the sales of investment securities during the year ended March 31, 2001 were $1,558,043. Gross gains and gross losses of $212 and $3,154, respectively, were realized on such sales during the year ended March 31, 2001.

     Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method (see Note 3). The investment balance is zero as of March 31, 2001 and 2002.

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

     Research and Development Costs - Research and development costs are expensed as incurred.

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

     Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share and diluted net (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the years ended March 31, 2000, 2001 and 2002, as the Company's common stock options and warrants were antidilutive.

     During the years ended March 31, 2000, 2001 and 2002, potentially dilutive shares for common stock options and warrants and conversion of Series A Convertible Preferred Stock were not included in net income (loss) per share as their effect was antidilutive for the years then ended.

     Fair Value of Financial Instruments - The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of March 31, 2001 and 2002 based on the short term nature of the instruments.

     Segment Reporting - The Company is a development stage pharmaceutical company that operates as one segment.

     Comprehensive Loss - Comprehensive loss for the year ended March 31, 2000 and 2001 includes the effects of net changes in unrealized losses on investment securities available for sale. There was no income tax effect on the components of comprehensive loss. There were no differences between comprehensive loss and net loss for the year ended March 31, 2002.

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

2.   RECAPITALIZATION, PRIVATE PLACEMENTS AND INITIAL PUBLIC OFFERING

     On July 24, 1998 (the "Effective Date"), the Company completed a recapitalization (the "Recapitalization") pursuant to which, among other items: (i) the Company's debt holders converted approximately $3,151,000 in stockholder advances, notes payable and related accrued interest and accounts payable outstanding immediately prior to the Effective Date into 1,209,962 shares of common stock and approximately $203,000 in cash (see
     Note 9); and (ii) the Company's Series A Redeemable Preferred stockholders converted 1,794,550 shares of Series A Redeemable Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,157,931 shares of common stock (see Note 9); (iii) the Company's Series B Redeemable Preferred stockholders converted 1,600,000 shares of Series B Redeemable Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,232,133 shares of common stock (see Note 9).

     Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock for $1.74 per share, or aggregate consideration to the Company of $1,000,000 to certain accredited investors under a private placement offering. For services and expenses involved with this Recapitalization, the placement agent, New China Hong Kong Securities Limited ("NCHK") received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $.10 per share. On May 17, 1999, NCHK exercised their warrants. For advisory services in this transaction, RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement with RADE was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants expire July 24, 2004 (see Note 6). The private placement offering resulted in net proceeds of approximately $831,000. RADE leases an office facility which is occupied by both the Company and RADE. The office space is paid for by Immtech on RADE's behalf (see Note 8). During the years ended March 31, 2000, 2001, and 2002, the Company paid approximately $75,000, $102,000 and $106,000 respectively, for the use of the facility. In addition, during the years ended March 31, 2000, 2001 and 2002, approximately $131,000 $41,000 and $18,000, respectively, was paid to RADE as reimbursement for certain administrative expenses paid on behalf of the Company.

     On April 26, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering resulting in net proceeds of approximately $9,173,000. Costs incurred of approximately $513,000 as of March 31, 1999, including approximately $329,000 of costs that were unpaid and included in accounts payable as of such date, with respect to the offering were deferred pending the completion of the offering and netted with the proceeds of the offering. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share (see
     Note 6). The warrants expire April 30, 2003.

     On December 8, 2000, the Company completed a private placement offering which raised approximately $4,306,000 of additional equity capital through the issuance of 584,250 shares of common stock.

     In February 2002, the Company completed private placement offerings which raised approximately $3,849,000 of additional equity capital (net of approximately $154,000 of cash offering costs) through the issuance of

     160,100 shares of Series A Convertible Preferred Stock and warrants to purchase 400,250 shares of the Company's common stock at an exercise price of $6.00 per share of Common Stock. The warrants expire five years from the date of grant (see Note 6).

3.   INVESTMENT IN NEXTERA THERAPEUTICS, INC.

     On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and certain other parties, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin provided funding of $1,350,000 to NextEra to fund the scale-up of manufacturing for and initiation of certain clinical trials of NextEra's product candidates. The Company contributed its rmCRP technology as well as use of its current laboratory facilities for shares of common stock of NextEra. During the year ended March 31, 2000, the Company advanced $135,000 to NextEra to fund its operations. The Company's advance to NextEra was expensed during the year ended March 31, 2000. The Company did not advance any funds to NextEra during the years ended March 31, 2001 and 2002.

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

     NextEra has incurred accumulated losses of approximately $2,604,000 since inception (July 8, 1998) through March 31, 2002. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of March 31, 2002, NextEra's current liabilities exceeded its current assets by approximately $462,000 and NextEra had a stockholders' equity of approximately $180,000.

     As of March 31, 2001 and 2002, the Company owned approximately 43% and 28%, respectively, of the issued and outstanding shares of NextEra common stock.

     On April 27, 2000, Franklin filed a complaint against the Company in the United States District Court for the Southern District of Ohio, Eastern Division alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. The complaint sought compensatory damages, unquantified punitive damages, attorneys' fees, costs and expenses. On March 23, 2001, Franklin voluntarily dismissed its complaint against the Company and together with NextEra filed a new complaint in the Court of Common Pleas, Franklin County, Ohio alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. In addition, NextEra alleged the Company tortuously interfered with an employment agreement between NextEra and the chief scientific officer of NextEra. The complaint sought compensatory damages in excess of $25,000, unquantified punitive damages, attorneys' fees, costs and expenses. On May 25, 2001, the case was dismissed without prejudice by the Court of Common Pleas, Franklin County, Ohio. The Company is currently in negotiations with Franklin and its designees to resolve certain issues, including the possible restructuring of the joint venture and relationship with NextEra to better position NextEra in its fund raising efforts, and increasing the Company's ownership interest in NextEra as consideration for services provided to NextEra, expenses the Company previously incurred on behalf of NextEra and funds previously advanced to NextEra.

     NextEra's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. NextEra's financial plans for the forthcoming year include continuing efforts to obtain additional equity financing.

     The Company has recognized an equity loss in NextEra to the extent of the basis of its investment. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. As of March 31, 2001 and 2002, the Company's net investment in Next Era is zero.

     The following is summarized financial information for NextEra as of March 31, 2000, 2001, and 2002 and for the years then ended:

                                            2000          2001          2002
Current assets                          $    32,000                 $   309,000
Noncurrent assets                            25,000   $    22,000       642,000
Current liabilities:
  Advances from Franklin                  1,084,000       872,000        71,000
  Advances from the Company                 135,000       135,000       135,000
  Advances from other shareholders           20,000       343,000        40,000
  Other                                      18,000       262,000       525,000
Stockholders' (deficiency) equity        (1,200,000)   (1,590,000)      180,000
Revenues                                     77,000        46,000
Net loss                                 (1,019,000)     (660,000)     (528,000)
Net loss (inception to date)             (1,416,000)   (2,076,000)   (2,604,000)


4.      PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of March 31, 2001 and 2002:

                                                    2001            2002

Research and laboratory equipment                  $  401,740       $ 457,033
Furniture and office equipment                        153,116         154,642
Leasehold improvements                                 28,525          28,525
                                                     --------        --------

Property and equipment - at cost                      583,381         640,200

Less accumulated depreciation and amortization        373,357         464,250
                                                     --------        --------
Property and equipment - net                         $210,024        $175,950
                                                     ========        ========


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

     The Company has no significant deferred income tax liabilities. Significant components of the Company's deferred income tax assets are as follows:



                                                            March 31
                                                --------------------------------
                                                    2001              2002

Deferred income tax assets:
  Federal net operating loss carryforwards      $  8,772,000     $ 10,979,000
  State net operating loss carryforwards           1,085,000        1,422,000
  Federal income tax credit carryforwards            400,000          624,000
  Deferred revenue                                 1,358,000          219,000
                                                ------------     ------------
           Total deferred income tax assets       11,615,000       13,244,000
                                                ------------     ------------

Valuation allowance                              (11,615,000)     (13,244,000)
                                                ------------     ------------
Net deferred income taxes recognized
  in the accompanying balance sheets            $          0     $          0
                                                ============     ============



     As of March 31, 2002, the Company had federal net operating loss carryforwards of approximately $32,292,000 which expire from 2006 through 2022. The Company also has approximately $29,620,000 of state net operating loss carryforwards as of March 31, 2002, which expire from 2009 through 2022, available to offset future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of the Company's net operating loss carryforwards for federal income tax purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2002, the Company had federal income tax credit carryforwards of approximately $624,000 which expire from 2008 through 2022.

     The income tax provision was $0 for each of the years ended March 31, 2000, 2001 and 2002.

     A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

                                                         YEARS ENDED MARCH 31,
                                                       -------------------------
                                                        2000     2001     2002

Federal statutory income tax rate                      (34.0)%  (34.0)%  (34.0)%
State income taxes                                      (4.8)    (4.8)    (4.8)
Non-deductible compensation and expenses                 1.7      6.8      4.9
Benefit of federal and state net operating loss
  and tax credit carryforwards and other deferred
  income tax assets not recognized                      37.1     32.0     33.9
                                                       -----    -----    -----
           Effective income tax rate                       0%       0%       0%
                                                       =====    =====    =====

6.   STOCKHOLDERS' EQUITY

     Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. As of March 31, 2002, the Company recorded $29,400 of accrued preferred stock dividends which are included in the carrying value of the Series A Convertible Preferred Stock in the accompanying balance sheet. Each share of Series A Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price"), subject to certain antidilution adjustments, as defined in the Certificate of Designation.

     The Company may at any time after February 14, 2003, require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon conversion at the request of the Company shall be determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

     The Company may at any time, upon 30 day's notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of Common Stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

     Common Stock Options - On October 12, 2000, the Company's stockholders approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities as part of the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides for the issuance of up to 350,000 shares of common stock in the form of incentive stock options and non-qualified stock options. Expiring stock options which were issued under the 2000 Stock Incentive Plan are available for reissuance. During the year ended March 31, 2002, there were 2,000 options previously granted under the 2000 Stock Incentive Plan that expired and are available to be reissued. The incentive stock options must be granted at a price at least equal to fair market value at the date of grant.

     The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and expire after five or ten years. As of March 31, 2002, there were a total of 75,750 shares available for grant, which includes 34,000 shares which are reserved for issuance under certain consulting agreements with nonemployees.

     During the year ended March 31, 2000, the Company issued options to purchase 2,176 shares of common stock to nonemployees and recognized expense of approximately $510,000 related to such options and certain other options issued in the prior year which vest over a four year service period. During the year ended March 31, 2001, the Company issued options to purchase 105,000 shares of common stock to nonemployees and recognized expense of approximately $452,000 related to such options and certain other options issued in prior years which vest over a four year service period. During the year ended March 31, 2002, the Company issued options to purchase 12,000 shares of common stock to nonemployees and recognized expense of approximately $332,000 related to such options and certain other options issued in prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued.

     The activity during the years ended March 31, 2000, 2001 and 2002 for the Company's stock options is summarized as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                      NUMBER OF      STOCK OPTIONS     EXERCISE
                                       SHARES         PRICE RANGE       PRICE

Outstanding as of March 31, 1999       516,992       $0.31 -  2.70      $ 0.64
  Granted                                2,176                0.59        0.59
  Exercised                           (103,120)       0.31 -  2.70        0.71
                                      --------       -------------      ------
Outstanding as of March 31, 2000       416,048        0.31 -  1.74        0.63
  Granted                              168,500        8.50 - 11.50       11.05
  Exercised                            (88,661)       0.31 -  0.59        0.48
  Expired                              (29,751)       0.31 -  0.59        0.57
                                      --------       -------------      ------
Outstanding as of March 31, 2001       466,136        0.34 - 11.50        4.43
  Granted                              107,750        4.75 - 10.00        7.16
  Exercised                            (51,214)       0.34 -  0.59        0.38
  Expired                              (14,194)       0.34 - 11.50        1.91
                                      --------       -------------      ------
Outstanding as of March 31, 2002       508,478       $0.34 - 11.50      $ 5.48
                                      ========       =============      ======

Exercisable as of March 31, 2000       379,493       $0.31 -  1.74      $ 0.64
Exercisable as of March 31, 2001       330,885        0.34 - 11.50        2.33
Exercisable as of March 31, 2002       340,186        0.34 - 11.50        3.86

The following table summarizes information about stock options outstanding as of March 31, 2002:

                          Options Outstanding              Options Exercisable
                 ------------------------------------     ----------------------
                    Shares      Weighted                    Shares
                 Outstanding    Average      Weighted     Exercisable   Weighted
                      at        Remaining    Average           at        Average
   Range of        March 31,   Contractual   Exercise       March 31,   Exercise
Exercise Prices      2002      Life-Years     Price           2002       Price

    $0.34           24,390        0.10          0.34          24,390     $ 0.34
 0.46 to 0.59      154,348        4.80          0.46         153,283       0.46
     1.74           55,490        6.04          1.74          55,490       1.74
     4.75           56,000        4.71          4.75           4,666       4.75
8.50 to 11.50      218,250        6.96         10.74         102,357      10.88
                   -------        ----        ------         -------     ------

                   508,478        5.62        $ 5.48         340,186     $ 3.86
                   =======        ====        ======         =======     ======

     Warrants - For advisory services in connection with the Recapitalization (see Note 2), RADE received warrants to purchase 225,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement with RADE was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants expire July 24, 2004. On October 12, 1998, RADE received warrants to purchase 750,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants were issued as compensation for management consulting, market analysis and strategic advisory services performed from July 1998 through December 1998. The warrants expire October 12, 2004.

     In connection with an initial public offering, the underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. The warrants expire April 30, 2003.

     On July 31, 2000, the Company entered into an agreement with the principals of Stonegate Securities, Inc. ("Stonegate") for assistance by Stonegate in connection with raising additional equity capital for the consideration of warrants to purchase 200,000 shares of the Company's common stock. Pursuant to a notice of termination of the agreement dated December 8, 2000, 100,000 of the warrants shall not vest. The remaining 100,000 warrants expire on July 31, 2005 and have an exercise price of $12.06 per share. The Company recorded a general and administrative expense of $866,000 during the year ended March 31, 2001, as the warrants were for compensation unrelated to the December 8, 2000 private placement offering. The expense was determined based on the estimated fair value of the 100,000 issued and vested warrants.

     On March 15, 2001, the Company entered into a one year agreement with The Kriegsman Group ("Kriegsman") for assistance by Kriegsman with respect to financial consulting, planning, structuring, business strategy, public relations and promotions. This agreement was terminated by the Company, effective September 14, 2001. As compensation for these services, the Company paid a retainer fee to Kriegsman of $20,000 per month for the term of the agreement. The Company also granted Kriegsman warrants to purchase 250,000 shares of the Company's common stock at $10.75 per share. Warrants to purchase 100,000 shares vested immediately and the remaining 150,000 warrants did not vest and were cancelled. The warrants are exercisable over a five year period and contain a cashless exercise provision. The Company recorded a general and administrative expense of approximately $422,000 during the year ended March 31, 2001 for the estimated fair value of the 100,000 issued and vested warrants.

     In February 2002, the Company, in connection with the Series A Convertible Preferred Stock private placement offerings, issued warrants to purchase 400,250 shares of the Company's common stock at an exercise price of $6.00 per share of common stock. The warrants expire at various dates in February 2007. The warrant exercise period commences upon the conversion or the redemption of the Series A Convertible Preferred Stock that was concurrently issued to such warrant holder. At any time after the first anniversary of the date of grant and if the Company's common stock closes at $12.00 per share or above for 20 consecutive trading days, the Company may, upon 20 days notice, redeem any unexercised portion of any warrants for a redemption fee of $.10 per share of common stock underlying the warrants. During the 20 day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series A Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrant by tendering the appropriate exercise price. The warrants contain certain antidilution provisions.

     The warrants issued in February 2002 to the holders of the Series A Preferred Convertible Stock were valued using the Black-Scholes option valuation model and the amount recorded of $908,535 was determined by applying the relative fair value method in relation to the estimated fair value of Series A Convertible Preferred Stock resulting in a $908,535 preferred stock dividend calculated in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The dividend on the Series A Convertible Preferred Stock was charged to deficit accumulated during the development stage immediately upon issuance, as the preferred stock is immediately convertible. The preferred stock dividend of $908,535 and the accrued preferred stock dividends of $29,400 were reported as dividends in determining the net loss attributable to common stockholders in the accompanying statement of operations for the year ended March 31, 2002.

     On January 31, 2002, the Company entered into a one year consulting agreement with Yorkshire Capital Limited ("Yorkshire") for services related to identifying investors and raising funds in connection with the aforementioned February 2002 private placement offerings (see Note 2) and assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items. In connection with the closing of the private placement offerings, the Company granted Yorkshire warrants to purchase 360,000 shares of the Company's common stock at prices ranging from $6.00 to $12.00 per share. Warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share vested upon the closing of the private placement offerings. Warrants to purchase 130,000 shares of the Company's common stock at a price of $9.00 per share shall vest, should the Company's common stock trade at or above the $9.00 exercise price per share for 20 consecutive trading days prior to January 31, 2003. Warrants to purchase 130,000 shares of the Company's common stock at a price of $12.00 per share shall vest, should the Company's common stock trade at or above the $12.00 exercise price per share for 20 consecutive trading days prior to January 31, 2003. All unvested warrants will terminate on January 31, 2003. The warrants expire on February 14, 2007 and contain certain antidilution provisions. The Company may, upon 30 days notice, redeem any vested warrants for $0.10 per share if the Company's Common Stock trades at 200% of the exercise price for 20 consecutive trading days. Yorkshire may exercise any vested warrants during such notice period. In addition, Yorkshire received 60,000 shares of the Company's common stock as additional consideration for identifying investors and raising funds in connection with the closing of the private placement offerings. As compensation for the consulting services, the Company is required to pay a retainer fee to Yorkshire of $10,000 per month for the term of the agreement.

     In addition, on February 1, 2002, the Company entered into an introductory brokerage agreement with Ace Champion, Ltd. ("Ace") and Pacific Dragon Group, Ltd. ("Pacific Dragon") (collectively, the "Introductory Brokers") for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned February 2002 private placement offerings (see Note 2). As compensation for such services, Ace and Pacific Dragon received warrants to purchase 100,000 shares and 300,000 shares, respectively, of the Company's common stock at an exercise price of $6.00 per share, subject to certain conditions. The Company may, after February 22, 2003, upon 30 days' notice, provided that the Company's common stock has traded at or above 200% of the exercise price for 20 consecutive trading days, redeem any unexercised warrants for $0.10 per share, as defined. The Introductory Brokers may exercise their warrants during the 30 day notice period. The warrants expire on February 22, 2007 and contain certain antidilution provisions.

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

     There were warrants outstanding as of March 31, 2001 to purchase 850,000 shares of the Company's common stock with an exercise price of $20.52 per share that were cancelled as of April 20, 2001 (see Note 7).

     The activity during the years ended March 31, 2000, 2001 and 2002 for the Company's warrants to purchase shares of common stock is summarized as follows:


                                                                        WEIGHTED
                                                                        AVERAGE
                                       NUMBER OF         WARRANTS        PRICE
                                        SHARES         PRICE RANGE      EXERCISE

Outstanding as of March 31, 1999       1,141,400       $ 0.10- 6.47      $ 5.93
  Granted                                950,000         0.10-20.52       20.04
  Exercised                             (144,300)        0.10- 5.00        2.45
  Expired                                (22,100)              5.00        5.00
                                      ----------       ------------      ------

Outstanding as of March 31, 2000       1,925,000         6.47-20.52       13.17
  Granted                                350,000        10.75-12.06       11.12
                                      ----------       ------------      ------

Outstanding as of March 31, 2001       2,275,000         6.47-20.52       12.85
  Granted                              1,160,250         6.00-12.00        7.01
  Cancelled                           (1,000,000)       10.75-20.52       19.05
                                      ----------       ------------      ------

Outstanding as of March 31, 2002       2,435,250       $ 6.00-16.00      $ 7.52
                                      ==========       ============      ======


Exercisable as of March 31, 2000         975,000       $       6.47      $ 6.47
Exercisable as of March 31, 2001       1,275,000         6.47-16.00        7.49
Exercisable as of March 31, 2002       1,775,000         6.00-16.00        7.43

     The following table summarizes information about outstanding warrants to purchase shares of the Company's common stock as of March 31, 2002:

       EXERCISE PRICE                      WARRANTS
        PER SHARE                        OUTSTANDING         EXPIRATION DATE

             $ 6.00                         486,750        February 14, 2007
               6.00                         413,500        February 22, 2007
               6.47                         225,000        July 24, 2004
               6.47                         750,000        October 12, 2004
               9.00                         130,000        February 22, 2007
              10.75                         100,000        March 15, 2006
              12.00                         130,000        February 22, 2007
              12.06                         100,000        July 31, 2005
              16.00                         100,000        April 30, 2003
                                         ----------
      Total warrants outstanding          2,435,250
                                         ==========

     Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

     There were no stock options issued to employees and directors during the year ended March 31, 2000 and during the years ended March 31, 2001 and 2002, the Company issued 63,500 and 95,750 options, respectively, to certain employees and directors. If the Company had recognized compensation expense for the options granted during the years ended March 31, 2000, 2001,and 2002, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:


                                                                              YEARS ENDED MARCH 31,
                                                                ----------------------------------------------
                                                                    2000            2001            2002

Net loss attributable to common shareholders - as reported      $(11,433,926)    $(9,863,284)   $ (4,261,045)
Net loss attributable to common shareholders - pro forma        $(11,440,266)    $(9,939,284)   $ (4,531,374)
Net loss per share attributable to common shareholders -
  as reported                                                        $ (2.27)        $ (1.78)        $ (0.71)
Net loss per share attributable to common shareholders -
  pro forma                                                          $ (2.27)        $ (1.79)        $ (0.75)


     The following assumptions were used for grants during the year ended March 31, 2001: 1) expected dividend yield of 0%, 2) risk-free interest rate of 5.6%, 3) expected volatility of 74.1%, and 4) expected option life of 8.2 years. The following assumptions were used for grants during the year ended March 31, 2002: 1) expected dividend yield of 0%, 2) risk-free interest rate of 4.98%, 3) expected volatility of 87%, and 4) expected option life of 7.1 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income (loss) or the future stock price of the Company. There were no stock options granted to any employees during the year ended March 31, 2000. The weighted average estimated fair value of employee stock options granted during the years ended March 31, 2001 and 2002 was $7.98 per share and $5.46 per share, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

     The Company initially acquired its rights to the platform technology and dictations developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Duke University, Auburn University and Georgia State University (the "Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to, collectively, research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Consortium and previously licensed or optioned to Pharm-Eco (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

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

     As a result of the closing of the IPO, the Company issued an aggregate of 611,250 shares of common stock, of which 162,500 shares were issued to the Consortium and 448,750 shares were issued to Pharm-Eco or persons designated by Pharm-Eco.

     Pursuant to the Consortium Agreement, the Company may, subject to the satisfaction of certain conditions, be required to issue 100,000 shares of common stock to the Consortium upon the filing by the Company of the first new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to a product incorporating certain Compounds. In addition, the Company will pay the Consortium an aggregate royalty of up to 5.0% of net sales derived from the Compounds, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds to a third party, the Company will pay the Consortium a royalty based on a percentage of any royalties the Company receives, and a percentage of all signing, milestone and other payments made to the Company pursuant to the sublicense agreement.

     As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Consortium whereby the Company received the exclusive license to commercialize dication technology and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company's existing license with the Consortium with regard to the Current Compounds.

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

     On April 20, 2001, the Company entered into a settlement agreement with Pharm-Eco and certain other parties resolving all remaining matters between them. Pursuant to this agreement, the Company received a cash payment of $1,000,000; an assignment from Pharm-Eco of various contract rights; and a termination of all of the Company's obligations to Pharm-Eco, including, without limitation, (a) the obligation to issue an aggregate of 850,000 warrants for shares of the Company's stock (see Note 6), (b) the obligation to issue shares of common stock upon the occurrence of a certain future event, (c) the obligation to pay a percentage of all non-royalty payments that the Company might receive under any sublicense that the Company might enter into with respect to certain compounds, and (d) certain accounts payable which Pharm-Eco claimed to be owed of approximately $159,000; and a release of any and all claims that Pharm-Eco may have had against the Company. The cash payment received and the accounts payable obligations which were forgiven, aggregating approximately $1,159,000, was recorded as a credit to (reduction of) research and development expense during the year ended March 31, 2002; as the Company had previously expensed the estimated fair value of the shares of common stock issued to Pharm-Eco at the time of the IPO and the accounts payable obligations, as research and development expense.

     The Company was required to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the years ended March 31, 2000, 2001 and 2002, the Company expensed grant payments to UNC of $650,000, $400,000 and $400,000, respectively. Such payments were expensed as research and development costs.

     During the year ended March 31, 2000, the Company recognized revenues of approximately $6,000 for research related to a specific research grant that the Company was awarded from the National Institutes of Health ("NIH") and expensed payments to UNC and certain other Consortium universities of approximately $6,000 for contracted research related to this grant. In August 1999 and 2000, the Company was awarded three Small Business Innovation Research ("SBIR") grants aggregating approximately $1,429,000 from the NIH to research various infections. During the years ended March 31, 2000, 2001 and 2002, the Company recognized revenues of approximately $363,000, $564,000 and $502,000, respectively, from these grants and expensed payments to UNC and certain other Consortium universities of approximately $56,000, $215,000 and $163,000, respectively, for contracted research related to these grants. There is no additional funding available to the Company under these grants.

     In August 2001, the Company was awarded an additional SBIR grant from the NIH of approximately $144,000 as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the year ended March 31, 2002, the Company recognized revenues of approximately $74,000 from this grant and expensed payments of approximately $65,000 to UNC and certain other Consortium universities for contracted research related to this grant. There is additional funding available to the Company under this grant of approximately $70,000 as of March 31, 2002.

     During the years ended March 31, 2000, 2001 and 2002, the Company expensed approximately $411,000, $477,000 and $438,000, respectively, of other payments to UNC and certain other Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $1,123,000, $1,093,000 and $1,066,000 during the years ended March 31, 2000, 2001 and
     2002, respectively. Included in accounts payable as of March 31, 2001 and 2002, were approximately $250,000, and $267,000, respectively, due to UNC and certain other Consortium universities.

     In November 2000, The Bill & Melinda Gates Foundation ("Gates Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. On March 29, 2001, the Company received the first installment of $4,300,000, of which approximately $791,000 and $2,946,000 was utilized for clinical and research purposes conducted and expensed during the years ended March 31, 2001 and 2002, respectively. The Company recognized revenues of approximately $791,000 and $2,946,000 during the years ended March 31, 2001 and 2002, respectively, for services performed under the agreement. The remaining amount (approximately $3,509,000 and

     $563,000 as of March 31, 2001 and 2002, respectively) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

     On May 4, 2001, the Company entered into a four-year subcontract agreement with a research company located in Switzerland for clinical research to be performed for the Company in connection with its subcontract agreement with UNC related to the Gates Foundation grant. The agreement provides for payments of up to approximately $1,195,000 over the term of the agreement, provided the Company receives additional funding from UNC or the Gates Foundation, otherwise the Company's commitment is limited to approximately $317,000 during the initial year of the agreement. The Company recognized expense of approximately $317,000 during the year ended March 31, 2002 related to such agreement. No amounts are included in accounts payable as of March 31, 2002.

8.   OTHER COMMITMENTS AND CONTINGENCIES

     Operating Leases - In December 1999, the Company began leasing its main office and research facility under an operating lease that requires lease payments starting in March 2000 of approximately $12,100 per month through March 2003 and $12,800 from April 2003 through March 2005. The Company is required to pay certain real estate and occupancy costs. In July 1999, the Company began leasing an additional office facility from RADE that is occupied by both the Company and RADE, on a month-to-month basis, for approximately $8,900 per month.

     As discussed in Note 3, NextEra paid a portion of the Company's lease obligation under a former operating lease agreement. This lease expired in December 1999, at which time NextEra discontinued making any lease payments on the Company's behalf. NextEra made approximately $35,000 of lease payments for the Company during the year ended March 31, 2000.

     In addition, the Company leases certain office equipment under an operating lease agreement.

     Total rent expense was approximately $270,000, $282,000 and $270,000 for all leases during the years ended March 31, 2000, 2001, and 2002, respectively.

     As of March 31, 2002, future minimum lease payments required under the aforementioned noncancellable operating leases approximated the following:


                 Years
                Ending                               Lease
                March 31,                          Payments

                2003                                $146,000
                2004                                 153,000
                2005                                 140,000
                                                    --------

                Total                               $439,000
                                                    ========


     Other Contingencies - In connection with obtaining the consent of Criticare Systems, Inc. ("Criticare"), a significant stockholder of the Company, to the private placement of stock by NCHK in 1998 the Company transferred to Criticare, on July 2, 1998, certain of its intangible assets and 86,207 shares of the Company's common stock for $150,000. These intangible assets included (1) a license for rmCRP as a therapy for treating sepsis (a bacterial infection which quickly overwhelms the immune system and can lead to sudden death), and (2) rights to certain diagnostic products.

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

     In June 2000, Technikrom, Inc. ("Technikrom") filed a claim against the Company with the American Arbitration Association in Chicago, Illinois. In that proceeding, Technikrom sought to recover $124,000 in fees, interest and costs for certain method development services provided to the Company relating to the purification of a protein known as rmCRP. The Company has filed a counterclaim against Technikrom for fraudulent inducement of contract which sought compensatory damages of at least $224,000, plus interest and costs. The Company has also sought a declaratory judgment that Technikrom, inter alia, failed to use its best efforts to develop a purification method within the time parameters set by the parties. The parties engaged an arbitrator and in November 2001 Technikron was awarded a $95,000 settlement, which the Company subsequently paid.

     The Company is involved in various claims and litigation incidental to its operations. In the opinion of management, ultimate resolution of these actions will not have a material effect on the Company's financial statements.

9.   OTHER RETIRED OBLIGATIONS

     Recapitalization - In connection with the Recapitalization (see Note 2) the following transactions occurred on July 24, 1998:

     o Criticare, a significant stockholder of the Company, who, prior to the Recapitalization, owned 1,000,000 shares of Series A Redeemable Preferred Stock, 1,200,000 shares of Series B Redeemable Preferred Stock and 198,708 shares of common stock, had advanced $597,722 to the Company. The advances were payable on demand. Criticare exchanged $597,722 of advances and $68,368 of related accrued interest for 145,353 shares of common stock. The Company also had certain notes payable to Criticare aggregating $148,777 and related accrued interest of $43,426 that were exchanged for 35,403 shares of common stock. The carrying value of the outstanding Criticare indebtedness in excess of the estimated fair value of the shares of common stock and cash exchanged was accounted for as additional paid-in capital.

     o Certain other stockholders exchanged $387,450 of advances for 196,824 shares of common stock. The Company recognized an extraordinary gain on the extinguishment of debt of $80,404 for the outstanding indebtedness under the advances in excess of the estimated fair value of the 196,824 shares of common stock ($307,046).

     o Certain other notes payable aggregating $1,306,673, related accrued interest aggregating $337,290 and accounts payable aggregating $261,597 were exchanged for 227,398 shares of common stock and $203,450 cash. The Company recognized an extraordinary gain on the extinguishment of debt of $1,347,361 for the outstanding aggregate indebtedness under such notes ($1,306,673), related accrued interest ($337,290) and accounts payable ($261,597) in excess of the estimated fair value of the shares of common stock ($354,749) and cash ($203,450) exchanged.

     o Series A and B Redeemable Preferred stockholders exchanged their preferred shares for an aggregate 1,195,017 shares of common stock. The holders of the Series A and Series B Redeemable Preferred Stock had cumulative dividend preferences at the rate of 8% per annum, compounded daily, of the liquidation value thereof, plus accumulated and unpaid dividends thereon, in preference to any dividend on common stock, payable when and if declared by the Company's Board of Directors. Dividends accrued whether or not they had been declared and whether or not there were profits, surplus or other funds of the Company legally available for the payment of dividends. The difference between the initial estimated fair value of the Series A Redeemable Preferred Stock and the aggregate redemption value of $440,119 was a premium which was amortized by a credit to retained earnings (deficit accumulated during the developmental stage) and a debit to the carrying value of the redeemable preferred stock during the period from issuance to the required redemption date, using the interest method. In addition, while the redeemable preferred shares were outstanding, dividends aggregating $1,783,354 were charged to retained earnings (deficit accumulated during the development stage). The Series A and Series B Redeemable Preferred Stock had redemption (carrying) values of $2,780,324 and $2,797,260, respectively, as of the date of the Recapitalization. In connection with the Recapitalization, the Series A and Series B Redeemable Preferred stockholders agreed to accept 578,954 and 616,063 shares of common stock, respectively, for their shares of the preferred stock. The difference between the carrying value of the Series A and Series B Redeemable Preferred Stock and the estimated fair value of the common shares exchanged of $1,877,138 and $1,836,196, respectively, was credited to deficit accumulated during the development stage.

     Advances from Stockholder and Affiliate - As of March 31, 1999, the Company's president and NextEra had each advanced $25,000 to the Company. The advances were non-interest bearing and were repaid in May 1999.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company did not pay any income taxes or interest during the years ended March 31, 2000, 2001 and 2002.

     NON-CASH FINANCING ACTIVITIES:

     During the years ended March 31, 2000, 2001 and 2002, the Company issued common stock, common stock options and warrants as compensation for services. During the year ended March 31, 2000, the Company issued 28,147 shares of common stock as consideration for an accrued interest obligation on a $100,000 note. During the year ended March 31, 1999, the Company paid and deferred certain offering costs which were netted with the proceeds of an initial public offering during the year ended March 31, 2000. The amounts of these transactions are summarized as follows:



                                                                             YEARS ENDED MARCH 31,
                                                                        2000          2001          2002

Expense related to issuance of common stock
   as compensation for services                                     $ 6,112,500
Expense related to issuance of common stock options
  as compensation for services                                          509,838     $ 451,565     $332,005
Expense related to issuance of warrants to purchase
  common stock as compensation for services                                         1,287,729
Common stock issued as consideration for payment of
  accrued interest                                                      281,470
Offering costs paid and deferred in prior year netted
  with proceeds of initial public offering as a reduction of
  additional paid-in capital                                            184,070
Convertible preferred stock dividends accrued                                                       29,400



11.  SUBSEQUENT EVENTS

     On April 22, 2002, the Company entered into a Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem"), a Canadian corporation, to supply Neurochem with selected dicationic compounds for the testing, evaluation and potential future licensing of such compounds for
     (i) the treatment and diagnosis of amyloidosis and the related underlying conditions of Alzheimer's Disease, cerebral amyloid angiopathy, primary amyloidosis, diabetes, rheumatic diseases and (ii) the treatments of conditions related to secondary amyloidosis. Neurochem has the right to license tested compounds upon the conclusion of the Confidentiality, Testing and Option Agreement, as defined in the agreement.

     In June 2002, the Company entered into a Finder's Agreement with an individual to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in China. As consideration for entering into the agreement, the individual received 150,000 shares of the Company's common stock.

                                              * * * * * *