Form 10-Q
period 2002-06-30
IMMTECH INTERNATIONAL INC
filed 2002-08-14
CIK 882509

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________.



                        Commission file number: 000-25669

                          IMMTECH INTERNATIONAL, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                  Delaware                           39-1523370
      -------------------------------     -----------------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

      150 Fairway Drive, Suite 150, Vernon Hills, Illinois     60061
      -----------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)


                  Registrant's telephone number: (847) 573-0033

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]     No  [_]

As of August 12, 2002, 6,317,552 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                     INDEX

                                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION..............................................1

Item 1.  Condensed Financial Statements......................................1
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................11
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........14


PART II.   OTHER INFORMATION................................................15

Item 1.  Legal Proceedings..................................................15
Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds from
              Registered Securities.........................................15
Item 3.  Defaults Upon Senior Securities....................................16
Item 4.  Submission of Matters to a Vote of Security Holders................16
Item 5.  Other Information..................................................16
Item 6.  Exhibits, and Reports on Form 8-K..................................17


SIGNATURES..................................................................19

                         PART I. FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements.


IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                  JUNE 30,         MARCH 31,
ASSETS                                              2002              2002
                                                 ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                      $  974,917        $2,037,813
  Restricted funds on deposit                       265,794           602,400
  Other current assets                                                 39,881
                                                 ----------        ----------
           Total current assets                   1,240,711         2,680,094

PROPERTY AND EQUIPMENT - Net                        152,152           175,950
OTHER ASSETS                                         19,848            19,848
DEFERRED OFFERING COSTS                              18,677
                                                 ----------        ----------
TOTAL                                            $1,431,388        $2,875,892
                                                 ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $  328,376        $  545,017
  Accrued expenses                                      862             4,257
  Deferred revenue                                  273,028           563,435
                                                 ----------        ----------
           Total current liabilities                602,266         1,112,709

DEFERRED RENTAL OBLIGATION                           25,554            27,145
                                                 ----------        ----------
           Total liabilities                        627,820         1,139,854
                                                 ----------        ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01
    per share, 4,680,000 shares
    authorized and unissued
  Series A convertible preferred stock,
    par value $0.01 per share, stated
    value $25 per share, 320,000 shares
    authorized, 154,100 and 160,100 shares
    outstanding as of June 30, 2002 and
    March 31, 2002, respectively; aggregate
    liquidation preference of $3,900,630 as
    of June 30, 2002                              3,900,630         4,031,900
  Common stock, par value $0.01 per share,
    30,000,000 shares authorized, 6,259,181
    and 6,066,459 shares issued and
    outstanding as of June 30, 2002 and
    March 31, 2002, respectively                     62,591            60,664
  Additional paid-in capital                     35,701,590        34,679,844
  Deficit accumulated during the developmental
    stage                                       (38,861,243)      (37,036,370)
                                                 ----------      ------------
           Total stockholders' equity               803,568         1,736,038
                                                 ----------        ----------
TOTAL                                            $1,431,388        $2,875,892
                                                 ==========        ==========

See notes to condensed financial statements

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------
                                                                              OCTOBER 15,
                                                                                 1984
                                                    THREE MONTHS ENDED       (INCEPTION) TO
                                                          JUNE 30,               JUNE 30,
                                                    2002           2001            2002
                                                 ----------     ----------

REVENUES                                         $  430,081     $1,122,838    $  7,664,054
                                                 ----------     ----------    ------------
EXPENSES:
  Research and development                          751,372        544,294      29,252,533
  General and administrative                      1,452,153        969,397      18,792,639
  Equity in loss of joint venture                                                  135,002
                                                 ----------     ----------    ------------
           Total expenses                         2,203,525      1,513,691      48,180,174
                                                 ----------     ----------    ------------
LOSS FROM OPERATIONS                             (1,773,444)      (390,853)    (40,516,120)
                                                 ----------     ----------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                     8,261         25,518         571,989
  Interest expense                                                              (1,129,502)
  Loss on sales of investment
    securities - net                                                                (2,942)
  Cancelled offering costs                                                        (584,707)
                                                 ----------     ----------    ------------
           Other income (expense) - net               8,261         25,518      (1,145,162)
                                                 ----------     ----------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                   (1,765,183)      (365,335)    (41,661,282)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                                     1,427,765
                                                 ----------     ----------    ------------
NET LOSS                                         (1,765,183)      (365,335)    (40,233,517)

CONVERTIBLE PREFERRED STOCK DIVIDENDS               (59,690)                      (997,625)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                     2,369,899
                                                 ----------     ----------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $(1,824,873    $ (365,335)   $(38,861,243)
                                                 ==========     ==========    ============

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS:
  Net loss                                       $    (0.29)    $     (0.06)
  Convertible preferred stock dividends               (0.01)
                                                 ----------     -----------

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                         $    (0.30)    $    (0.06)
                                                 ==========     ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE            6,082,073      5,998,834
                                                 ==========     ==========
See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------

                                                                              OCTOBER 15,
                                                    THREE MONTHS ENDED          1984
                                                          JUNE 30,          (INCEPTION) TO
                                                 ----------    -----------      JUNE 30,
                                                    2002           2001           2002

OPERATING ACTIVITIES:
  Net loss                                      $(1,765,183)    $ (365,335)  $(40,233,517)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Compensation recorded related to
      issuance of common stock, common
      stock options and warrants                    832,760         76,723     14,415,360
    Depreciation and amortization of
      property and equipment                         25,596         22,380        569,356
    Deferred rental obligation                       (1,591)        (1,590)        25,554
    Equity in loss of joint venture                                               135,002
    Loss on sales of investment
      securities - net                                                              2,942
    Amortization of debt discounts
      and issuance costs                                                          134,503
    Extraordinary gain on extinguishment
      of debt                                                                  (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                   336,606        990,408       (265,794)
      Other current assets                           39,881         24,501
      Other assets                                                                (19,848)
      Accounts payable                             (216,641)      (665,446)       657,516
      Accrued expenses                               (3,395)         5,000        663,875
      Deferred revenue                             (290,407)      (864,146)       273,028
                                                 ----------     ----------   ------------
           Net cash used in operating activities (1,042,374)      (777,505)   (25,069,788)
                                                 ----------     ----------   ------------
INVESTING ACTIVITIES:
  Purchases of investment securities                                           (1,803,469)
  Proceeds from sales and maturities
    of investment securities                                                    1,800,527
  Purchases of property and equipment                (1,798)       (61,994)      (694,984)
  Investment in and advances to joint venture                                    (135,002)
                                                 ----------     ----------   ------------
           Net cash used in investing activities     (1,798)       (61,994)     (832,928)

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                       985,172
  Proceeds from issuance of notes payable                                       2,645,194
  Principal payments on notes payable                                            (218,119)
  Payments for debt issuance costs                                                (53,669)
  Payments for extinguishment of debt                                            (203,450)
  Net proceeds from issuance of redeemable
     preferred stock                                                            3,330,000
  Net proceeds from issuance of convertible
     preferred stock and warrants                                               3,848,515
  Net proceeds from issuance of common stock            125         18,843     16,317,280
  Payments of convertible preferred stock
     dividends for fractional shares                   (166)                         (166)
  Payments for fractional shares of
     common stock resulting from the
     conversion of convertible preferred
     stock                                               (6)                           (6)
  Deferred offering costs                           (18,677)                      (18,677)
  Additional capital contributed by
     stockholders                                                                 245,559
                                                 ----------     ----------   ------------
    Net cash (used in) provided by
      financing activities                          (18,724)        18,843     26,877,633
                                                 ----------     ----------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                    (1,062,896)      (820,656)       974,917

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    2,037,813      2,097,718              0
                                                 ----------     ----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  974,917     $1,277,062   $    974,917
                                                 ==========     ==========   ============
See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared by Immtech International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Immtech International, Inc. is a pharmaceutical company focusing on the discovery, development and commercialization of drugs to treat infectious diseases that include fungal infections, malaria, tuberculosis, Hepatitis C, pneumonia, diarrhea, and African sleeping sickness and cancer. The Company is a development stage enterprise and since its inception on October 15, 1984, the Company has engaged in research and development programs, expanding its network of scientists and scientific advisors, negotiating and consummating technology licensing agreements, and advancing its technology platform toward commercialization. The Company uses the expertise and resources of strategic partners and contracted parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) the manufacture of pharmaceutical products. The Company holds worldwide patents, licenses and rights to license worldwide patents, patent applications and technologies from third parties that are integral to the Company's business. The Company has licensing and commercialization rights to a dicationic anti-infective pharmaceutical platform and is developing drugs intended for commercial use based on that platform.

     The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2003, if at all.

     Going Concern Presentation and Related Risks and Uncertainties - The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Since inception, the Company has incurred accumulated losses of approximately $40,234,000. Management expects the Company to continue to incur significant losses during the next several years as the Company continues its clinical trial, development and commercialization efforts. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial funds to conduct research and development and laboratory and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

     The Company's working capital is not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing unrestricted cash and cash equivalents and the grants the Company has received or has been awarded and is awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through October 2002, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of June 30, 2002 and March 31, 2002, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of June 30, 2002 and March 31, 2002. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

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

     Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Basic net income (loss) per share and diluted net income (loss) per share are computed by dividing net income
     (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share, when applicable, is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three months ended June 30, 2002 and 2001, as the Company's outstanding common stock options, warrants and conversion features of Series A Convertible Preferred Stock were antidilutive.

     Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three month periods ended June 30, 2002 and 2001.

3.   STOCKHOLDERS' EQUITY

     Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay dividends either in cash or in equivalent shares of common stock, as defined. Accrued preferred stock dividends are included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed balance sheets. Each share of Series A Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. On April 15, 2002, the Company issued 8,249 shares of common stock and paid $166.00 to holders of fractional shares as dividends on the preferred shares. During the three month period ended June 30, 2002, certain preferred stockholders converted 6,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 34,256 shares of common stock. The Company also paid $6.00 to certain preferred stockholders for fractional shares of common stock not issued upon conversion.

     The Company may at any time after February 14, 2003, require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon conversion at the request of the Company shall be determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to such notice of conversion, as defined, or if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

     The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of Common Stock during such 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends.

     Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes with respect to any and all matters presented to the stockholders of the Company for their action or consideration when voting as a single class with the holders of common stock.

     Common Stock - On June 28, 2002, the Company entered into a Finder's Agreement with an individual to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in China. As consideration for entering into the agreement, the individual received 150,000 shares of the Company's common stock and the Company recognized approximately $758,000 as a general and administrative expense during the three month period ended June 30, 2002, based on the estimated fair value of the shares issued.

     Common Stock Options - On October 12, 2000, the Company's stockholders approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities as part of the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides for the issuance of up to 350,000 shares of common stock, in the form of incentive options and non-qualified stock options. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. The incentive stock options must be granted at a price at least equal to fair market value at the date of grant.

     The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three month period ended June 30, 2002, 20,000 options expired which were previously granted under the 2000 Stock Incentive Plan which are available to be reissued. As of June 30, 2002, there were 73,750 shares available for grant including 12,000 shares which are reserved for issuance under certain consulting agreements with nonemployees.

     During the three months ended June 30, 2002 and 2001, the Company issued options to purchase 22,000 and 12,000 shares, respectively, of common stock to nonemployees and recognized expense of approximately $75,000 and $77,000, respectively, related to these options and certain options issued during prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued.

4.   COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

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

     The Company initially acquired its rights to the platform technology and dictations developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Duke University, Auburn University and Georgia State University (the "Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the

     Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Consortium and previously licensed or optioned to Pharm-Eco (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

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

     As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Consortium whereby the Company received the exclusive license to commercialize dication technology and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company's existing license with the Consortium with regard to the Current Compounds. The Consortium Agreement also provides that the Company is required to pay UNC on behalf the Consortium reimbursement of all costs to maintain and defend all patents and patent application relating to any Compounds or products.

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

     The Company was required, under an agreement which has subsequently expired, to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the three months ended June 30, 2002 and 2001, the Company expensed grant payments to UNC of $100,000 and $100,000, respectively. Such payments were recorded as research and development costs.

     In August 2000, the Company was awarded two Small Business Innovation Research ("SBIR") grants aggregating approximately $831,000 from the National Institutes of Health ("NIH") to research various infections. During the three months ended June 30, 2001, the Company recognized revenues of approximately $259,000 from these grants and expensed payments to UNC and certain other Consortium universities of approximately $75,000 for contracted research related to these grants. There is no additional funding available to the Company under these grants.

     In August 2001, the Company was awarded an additional SBIR grant from the NIH of approximately $144,000 as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the three months ended June 30, 2002, the Company recognized revenues of approximately $65,000 from this grant and expensed payments of approximately $65,000 to UNC and certain other Consortium universities for contracted research related to this grant. There is additional funding available to the Company under this grant of approximately $5,000 as of June 30, 2002.

     During the three month periods ended June 30, 2002 and 2001, the Company expensed approximately $28,000 and $69,000, respectively, of other payments to UNC and certain other Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $193,000 and $244,000 during the three months ended June 30, 2002 and 2001, respectively. Included in accounts payable as of June 30, 2002 and March 31, 2002, were approximately $102,000, and $267,000, respectively, due to UNC and certain other Consortium universities.

     In November 2000, The Bill & Melinda Gates Foundation ("Gates Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. On March 29, 2001, the Company received the first installment of $4,300,000, of which approximately $290,000 and $864,000 was utilized for clinical and research purposes conducted and expensed during the three months ended June 30, 2002 and 2001, respectively. The Company has recognized aggregate revenues of approximately $4,027,000 through June 30, 2002 for services performed under the agreement, including approximately $290,000 and $864,000 during the three months ended June 30, 2002 and 2001, respectively. The remaining amount (approximately $273,000 as of June 30, 2002) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

     On April 22, 2002, the Company entered into a Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem"), a Canadian corporation, to supply Neurochem with selected dicationic compounds for the testing, evaluation and potential future licensing of such compounds for
     (i) the treatment and diagnosis of amyloidosis and the related underlying conditions of Alzheimer's Disease, cerebral amyloid angiopathy, primary amyloidosis, diabetes, rheumatic diseases and (ii) the treatments of conditions related to secondary amyloidosis. Neurochem has the right to license tested compounds upon the conclusion of the Confidentiality, Testing and Option Agreement, as defined in the agreement. The Company has recognized revenues of approximately $75,000 through June 30, 2002 for services performed under the agreement.

5.   SUBSEQUENT EVENTS

     On July 31, 2002, the Company entered into a one year agreement with The Gabriele Group, L.L.C. ("Gabriele") for assistance to be provided by Gabriele to the Company with respect to management consulting, strategic planning, public relations and promotions. As compensation for these services, the Company granted Gabriele 40,000 shares of the Company's common stock. The Company also granted Gabriele warrants to purchase 30,000 shares of the Company's common stock at $6.00 per share. These warrants vest when the price of the Company's common stock reaches certain milestones, beginning at $10.00 per share for a period of 20 consecutive days. This agreement may be renewed for additional one year terms at the sole discretion of the Company.

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

RESULTS OF OPERATIONS

     Immtech International, Inc. ("Immtech" or the "Company") has not generated any revenue from operations and does not anticipate generating any revenue from operations for the foreseeable future. The Company has funded, and plans to continue to fund, its operations through research funding agreements and grants, and the sale of debt and equity securities. For the period from inception, October 15, 1984, to June 30, 2002, the Company incurred cumulative net losses of approximately $40,234,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future.

     Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2001.

     Revenues under collaborative research and development agreements were approximately $430,000 and $1,123,000 for the three months ended June 30, 2002 and June 30, 2001, respectively. For the three months ended June 30, 2002, there were revenues recognized of approximately $290,000 relating to a clinical research subcontract agreement between the Company and The University of North Carolina at Chapel Hill ("UNC"), grant revenues of approximately $65,000 from Small Business Innovative Research ("SBIR") grants from the National Institutes of Health ("NIH"), and $75,000 from the initial stage of the Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem"), while for the three months ended June 30, 2001, there were revenues recognized of approximately $864,000 relating to a clinical research subcontract agreement between the Company and UNC and grant revenues of approximately $259,000 from SBIR grants from the NIH. The clinical research subcontract agreement initiated in March 2001 relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

     Interest income for the three months ended June 30, 2002 was approximately $8,000. Interest income for the three months ended June 30, 2001 was approximately $26,000. The decrease is due to a reduction in funds invested and a decrease in interest rates paid on the invested funds from the prior corresponding quarter. There was no interest expense for the three months ended June 30, 2002 and June 30, 2001.

     Research and development expenses increased to approximately $751,000 from $544,000 for the three months ended June 30, 2002, and June 30, 2001, respectively. The three month period ended June 30, 2001 was affected by an April 20, 2001 settlement agreement with Pharm-Eco, whereby Immtech received from Pharm-Eco a cash payment of $1,000,000 and certain accounts payable obligations to Pharm-Eco of approximately $159,000 were forgiven. The cash payment received and the accounts payable obligation forgiven were recorded as a credit to (reduction of) research and development expenses because we had previously expensed to research and development the estimated fair value of the shares of our Common Stock received by Pharm-Eco at the time of our initial public offering on April 26, 1999, and the accounts payable obligations. The Company had significant expenses relating to pre-clinical studies required for regulatory filings in the three months ended June 30, 2001, which were not incurred in 2002.

     General and administrative expenses increased to approximately $1,452,000 from approximately $969,000 for the three months ended June 30, 2002, and June 30, 2001, respectively. The increase was primarily due to a non-cash expense of approximately $758,000 resulting from the issuance of 150,000 shares of Common Stock to Mr. Cheung Ming Tak to act as the Company's non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in China.

     The net loss increased to approximately $1,765,000 from approximately $365,000 for the three months ended June 30, 2002, and June 30, 2001, respectively. The three months ended June 30, 2001, was affected by the previously described April 20, 2001 settlement agreement with Pharm-Eco, whereby Immtech received from Pharm-Eco a cash payment of $1,000,000 and certain accounts payable obligations to Pharm-Eco of approximately $159,000 were forgiven.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended June 30, 2002, cash and cash equivalents, substantially all of which were invested in a money market mutual fund, were $975,000.

     There were approximately $2,000 of equipment expenditures for the three months ended June 30, 2002 as compared to approximately $62,000 for the same period last year. No significant purchases of equipment are anticipated by the Company during the next three months.

     The Company periodically receives cash from the exercise of Common Stock options. During the three months ended June 30, 2002, there were options exercised for 217 shares of Common Stock.

     We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of will be sufficient to meet our planned expenditures through October 2002, although there can be no assurance we will not require additional funds.

     To date, we have financed our operations with:

     o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $26,878,000;

     o payments from research and testing agreements, foundation grants and SBIR grants and Small Business Technology Transfer Program grants of approximately $7,664,000; and

     o    the use of stock, options and warrants in lieu of cash compensation.

     Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with development of product candidates pursuant to an agreement, dated January 15, 1997, (the "Consortium Agreement"), among the Company, The University of North Carolina at Chapel Hill ("UNC"), and Pharm-Eco (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium, and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to early-stage research in pre-clinical (laboratory) and clinical (human) trials, administrative expenses to support our research and development operations and capital expenditures for expanded research capacity, various equipment needs and facility improvements.

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

                           PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.

     Except as noted in Part I, Item 3, Legal Proceedings, of the Form 10-K filed on July 15, 2002, the Company is not aware of any pending litigation.

     Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Common Stock.

     On June 28, 2002, the Company entered into an agreement (the "Tak Finder's Agreement") with Mr. Cheung Ming Tak for services to be provided on a non-exclusive basis to identify, qualify and develop potential strategic partners to assist the Company with the testing and commercialization of drug product candidates and to develop the pharmaceutical market in China. The Company issued 150,000 shares of the Company's Common Stock to Mr. Tak as compensation for his services. The Company has agreed to use commercially reasonable efforts to register those shares. The securities were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended ("Securities Act"). The Tak Finder's Agreement is attached hereto as Exhibit 10.1.

     On July 31, 2002, the Company entered into an agreement (the "Gabriele Finder's Agreement") with the Gabriele Group, L.L.C. (the "Gabriele Group"), whereby the Gabriele Group agreed to act as the Company's non-exclusive agent to develop and qualify potential business partners and "accredited investors" (within the meaning of Rule 501 of Regulation D, promulgated under the Securities Act to invest in potential future debt or equity offerings of the Company. As compensation for its services, the Company issued to the Gabriele Group 40,000 shares of its Common Stock and warrants to purchase 30,000 shares of Common Stock for the 12 month period that commenced on July 31, 2002. The aforementioned 30,000 warrants expire five years from the date of grant, have an exercise price of $6.00 per share and shall vest only as follows: (A) 10,000 shares (i) if the market price of the Company's Common Stock meets or exceeds $10 for a period of 20 consecutive trading days or (ii) if the valuation of the Company Common Stock in a merger or acquisition meets or exceeds $10 per share;
(B) 10,000 shares (i) if the market price of the Company's Common Stock meets or exceeds $15 for a period of 20 consecutive trading days or (ii) if the valuation of the Company's Common Stock in a merger or acquisition meets or exceeds $15 per share; and (C) 10,000 shares (i) if the market price of the Company's Common Stock meets or exceeds $20 for a period of 20 consecutive trading days or (ii) if the valuation of the Company's Common Stock in a merger or acquisition meets or exceeds $20 per share.

     The Company may, in its sole discretion, renew the Gabriele Finder's Agreement for one or more successive one-year terms. For each one-year renewal, the Company will pay to the Gabriele Group an additional 40,000 shares of Common Stock and warrants to purchase 30,000 shares of Common Stock as compensation for such period. Those warrants shall be exercisable for a period of five years from the date of grant, have an exercise price of $6.00 per share and shall vest only as follows: (A) 10,000 shares of each subsequent renewal term (i) if the market price of the Company's Common Stock meets or exceeds $25 for a period of 20 consecutive trading days or (ii) if the valuation of the Company's Common Stock in a merger or acquisition meets or exceeds $25 per share; (B) 10,000 shares of each subsequent renewal term (i) if the market price of the Company's Common Stock meets or exceeds $30 for a period of 20 consecutive trading days or
(ii) if the valuation of the Company's Common Stock in a merger or acquisition meets or exceeds $30 per share; and (C) 10,000 shares of each subsequent renewal term (i) if the market price of the Company's Common Stock meets or exceeds $35 for a period of 20 consecutive trading days or (ii) if the valuation of the Company's Common Stock in a merger or acquisition meets or exceeds $35 per share.

     These securities were issued in reliance upon an exemption from registration under Regulation D of the Securities Act. The Gabriele Finder's Agreement is attached hereto as Exhibit 10.2.

Option Exercise.

     James Dohnal exercised options for 217 shares of Common Stock on April 12, 2002, for an aggregate purchase price of $125.00.

Conversion of Series A Preferred Stock to Common Stock.

     On June 13, 2002, the Company converted 2,000 shares of Series A Convertible Preferred Stock to 11,420 shares of Common Stock, on June 25, 2002, the Company converted 1,200 shares of Series A Convertible Preferred Stock to 6,850 shares of Common Stock and on June 26, 2002, the Company converted 2,800 shares of Series A Convertible Preferred Stock to 15,986 shares of Common Stock, all at the request of the holders of the respective Series A Convertible Preferred Stock.

Series A Preferred Stock Dividend Payment.

     On April 15, 2002, the Company issued 8,249 shares of Common Stock as payment of a dividend earned on outstanding Series A Preferred Stock to the holders thereof.

     Item 3. Defaults Upon Senior Securities.

        None.

     Item 4. Submission of Matters to a Vote of Security Holders.

        None.

     Item 5. Other Information.

         None.

     Item 6. Exhibits, and Reports on Form 8-K.

     (a) Exhibits.

         See Exhibit Index.

     (b) Reports On Form 8-K.

         None.

                                  Exhibit Index

10.1 Finder's Agreement, dated June 28, 2002, by and between the Company and Mr. Cheung Ming Tak.

10.2 Finder's Agreement, dated July 31, 2002, by and between the Company and the Gabriele Group, L.L.C.

99.1 Certification of Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMMTECH INTERNATIONAL, INC.


Date: August 14, 2002                    By: /s/ T. Stephen Thompson
                                             -----------------------
                                             T. Stephen Thompson
                                             President and Chief Executive
                                             Officer


Date: August 14, 2002                    By: /s/ Gary C. Parks
                                             -----------------
                                             Gary C. Parks
                                             Treasurer, Secretary and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)