Form 10-Q
period 2002-09-30
IMMTECH INTERNATIONAL INC
filed 2002-11-15
CIK 882509

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2002.

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

           150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061
        ----------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (847) 573-0033
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [X]  No [_]

As of November 8, 2002, 6,349,669 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION................................................1

Item 1.  Condensed Financial Statements........................................1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........18
Item 4.  Controls and Procedures..............................................18

PART II.   OTHER INFORMATION..................................................18

Item 1.  Legal Proceedings....................................................18
Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds from
         Registered Securities................................................18
Item 3.  Defaults Upon Senior Securities......................................19
Item 4.  Submission of Matters to a Vote of Security Holders..................20
Item 5.  Other Information....................................................20
Item 6.  Exhibits, and Reports on Form 8-K....................................20

Exhibit Index.................................................................21

SIGNATURES....................................................................22

                          PART I. FINANCIAL INFORMATION

            Item 1. Condensed Financial Statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   SEPTEMBER 30,     MARCH 31,
ASSETS                                                 2002            2002

CURRENT ASSETS:
  Cash and cash equivalents                        $  1,892,029    $  2,037,813
  Restricted funds on deposit                         1,293,896         602,400
  Other current assets                                                   39,881
                                                   ------------    ------------

           Total current assets                       3,185,925       2,680,094

PROPERTY AND EQUIPMENT - Net                            138,311         175,950

OTHER ASSETS                                             19,848          19,848
                                                   ------------    ------------

TOTAL                                              $  3,344,084    $  2,875,892
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    348,510    $    545,017
  Accrued expenses                                          862           4,257
  Deferred revenue                                    1,321,668         563,435
                                                   ------------    ------------

      Total current liabilities                       1,671,040       1,112,709

DEFERRED RENTAL OBLIGATION                               23,962          27,145
                                                   ------------    ------------

      Total liabilities                               1,695,002       1,139,854
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:

  Preferred stock, par value $0.01 per
    share, 4,440,000 shares authorized and
    unissued

  Series A convertible preferred stock, par
    value $0.01 per share, stated value $25
    per share, 320,000 shares authorized,
    150,800 and 160,100 shares outstanding
    as of September 30, 2002 and March 31,
    2002, respectively; aggregate
    liquidation preference of $3,874,115 as
    of September 30, 2002                             3,874,115       4,031,900

  Series B convertible preferred stock, par
    value $0.01 per share, stated value $25
    per share, 240,000 shares authorized,
    75,725 shares outstanding as of
    September 30, 2002; aggregate
    liquidation preference of $1,895,615 as
    of September 30, 2002                             1,895,615

  Common stock, par value $0.01 per share,
    30,000,000 shares authorized, 6,318,052
    and 6,066,459 shares issued and
    outstanding as of September 30, 2002 and
    March 31, 2002, respectively                         63,181          60,664

  Additional paid-in capital                         36,116,849      34,679,844

  Deficit accumulated during the
    developmental stage                             (40,300,678)    (37,036,370)
                                                   ------------    ------------

      Total stockholders' equity                      1,649,082       1,736,038
                                                   ------------    ------------

TOTAL                                              $  3,344,084    $  2,875,892
                                                   ============    ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED        OCTOBER 15, 1984
                                                        SEPTEMBER 30,                 SEPTEMBER 30,          (INCEPTION) TO
                                                 --------------------------    --------------------------    SEPTEMBER 30,
                                                    2002           2001           2002           2001            2002
                                                 -----------    -----------    -----------    -----------    ------------
REVENUES                                         $   360,171    $   836,584    $   790,252    $ 1,959,422    $  8,024,225
                                                 -----------    -----------    -----------    -----------    ------------

EXPENSES:
  Research and development                           711,154      1,236,779      1,462,526      1,781,073      29,963,687
  General and administrative                         883,035        711,605      2,335,188      1,681,002      19,675,674
  Equity in loss of joint venture                                                                                 135,002
                                                 -----------    -----------    -----------    -----------    ------------

           Total expenses                          1,594,189      1,948,384      3,797,714      3,462,075      49,774,363
                                                 -----------    -----------    -----------    -----------    ------------

LOSS FROM OPERATIONS                              (1,234,018)    (1,111,800)    (3,007,462)    (1,502,653)    (41,750,138)
                                                 -----------    -----------    -----------    -----------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                      1,640         10,842          9,901         36,360         573,629
  Interest expense                                                                                             (1,129,502)
  Loss on sales of investment securities - net                                                                     (2,942)
  Cancelled offering costs                                                                                       (584,707)
                                                 -----------    -----------    -----------    -----------    ------------

           Other income (expense) - net                1,640         10,842          9,901         36,360      (1,143,522)
                                                 -----------    -----------    -----------    -----------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                    (1,232,378)    (1,100,958)    (2,997,561)    (1,466,293)    (42,893,660)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
DEBT                                                                                                            1,427,765
                                                 -----------    -----------    -----------    -----------    ------------

NET LOSS                                          (1,232,378)    (1,100,958)    (2,997,561)    (1,466,293)    (41,465,895)

CONVERTIBLE PREFERRED STOCK DIVIDENDS               (207,057)                     (266,747)                    (1,204,682)

REDEEMABLE PREFERRED STOCK CONVERSION,
  PREMIUM AMORTIZATION AND DIVIDENDS                                                                            2,369,899
                                                 -----------    -----------    -----------    -----------    ------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                            $(1,439,435)   $(1,100,958)   $(3,264,308)   $(1,466,293)   $(40,300,678)
                                                 ===========    ===========    ===========    ===========    ============

BASIC AND DILUTED NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Net loss                                       $     (0.20)   $     (0.18)   $     (0.49)   $     (0.24)
  Convertible preferred stock dividends                (0.03)                        (0.04)
                                                 -----------    -----------    -----------    -----------

BASIC AND DILUTED NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS            $     (0.23)   $     (0.18)   $     (0.53)   $     (0.24)
                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED LOSS PER SHARE                 6,281,391      6,005,371      6,193,321      6,002,121
                                                 ===========    ===========    ===========    ===========

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED       OCTOBER 15, 1984
                                                                    SEPTEMBER 30,              SEPTEMBER 30,         (INCEPTION) TO
                                                             -------------------------   -------------------------    SEPTEMBER 30,
                                                                 2002          2001          2002          2001            2002
                                                             -----------   -----------   -----------   -----------    ------------
OPERATING ACTIVITIES:
  Net loss                                                   $(1,232,378)  $(1,100,958)  $(2,997,561)  $(1,466,293)   $(41,465,895)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Compensation recorded related to issuance of common
      stock, common stock options and warrants                   243,563        85,101     1,076,323       161,824      14,658,923
    Depreciation and amortization of property and equipment       22,715        25,481        48,311        47,861         592,071
    Deferred rental obligation                                    (1,592)       (1,592)       (3,183)       (3,182)         23,962
    Equity in loss of joint venture                                                                                        135,002
    Loss on sales of investment securities - net                                                                             2,942
    Amortization of debt discounts and issuance costs                                                                      134,503
    Extraordinary gain on extinguishment of debt                                                                        (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                             (1,028,102)      569,906      (691,496)    1,560,314      (1,293,896)
      Other current assets                                                     (46,212)       39,881       (21,711)
      Other assets                                                                                                         (19,848)
      Accounts payable                                            20,134       404,105      (196,507)     (261,341)        677,650
      Accrued expenses                                                         (25,000)       (3,395)      (20,000)        663,875
      Deferred revenue                                         1,048,640      (657,123)      758,233    (1,521,269)      1,321,668
                                                             -----------   -----------   -----------   -----------    ------------

           Net cash used in operating activities                (927,020)     (746,292)   (1,969,394)   (1,523,797)    (25,996,808)
                                                             -----------   -----------   -----------   -----------    ------------
INVESTING ACTIVITIES:
  Purchases of investment securities                                                                                    (1,803,469)
  Proceeds from sales and maturities of investment
  securities                                                                                                             1,800,527
  Purchases of property and equipment                             (8,874)                    (10,672)      (61,994)       (703,858)
  Investment in and advances to joint venture                                                                             (135,002)
                                                             -----------   -----------   -----------   -----------    ------------

           Net cash used in investing activities                  (8,874)                    (10,672)      (61,994)       (841,802)
                                                             -----------   -----------   -----------   -----------    ------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                                                985,172
  Proceeds from issuance of notes payable                                                                                2,645,194
  Principal payments on notes payable                                                                                     (218,119)
  Payments for debt issuance costs                                                                                         (53,669)
  Payments for extinguishment of debt                                                                                     (203,450)
  Proceeds from issuance of redeemable preferred stock                                                                   3,330,000
  Net proceeds from issuance of common stock                                                     125        18,843      16,317,280
  Net proceeds from issuance of convertible preferred
    stock and warrants                                         1,853,010                   1,834,333                     5,682,848
  Payments of convertible preferred stock dividends for
    fractional shares                                                                           (166)                         (166)
  Payments for fractional shares of common stock resulting
    from the conversions of convertible preferred stock               (4)                        (10)                          (10)
  Additional capital contributed by stockholders                                                                           245,559
                                                             -----------   -----------   -----------   -----------    ------------

           Net cash provided by financing activities           1,853,006                   1,834,282        18,843      28,730,639
                                                             -----------   -----------   -----------   -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    917,112      (746,292)     (145,784)   (1,566,948)      1,892,029

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                         974,917     1,277,062     2,037,813     2,097,718
                                                             -----------   -----------   -----------   -----------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 1,892,029   $   530,770   $ 1,892,029   $   530,770    $  1,892,029
                                                             ===========   ===========   ===========   ===========    ============

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared by Immtech International, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q.

2.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. is a pharmaceutical company focusing on the discovery, development and commercialization of drugs to treat infectious diseases that include fungal infections, malaria, tuberculosis, hepatitis C, Pneumocystis carinii pneumonia and tropical medicine diseases including African sleeping sickness (trypanosomiasis) and leishmaniasis. The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanding its network of scientists and scientific advisors, negotiating and consummating technology licensing agreements, and advancing their technology platform toward commercialization. The Company uses the expertise and resources of strategic partners and contracted parties in a number of areas, including:
      (i) laboratory research, (ii) pre-clinical and human clinical trials and
      (iii) the manufacture of pharmaceutical products. The Company holds worldwide patents, licenses and rights to license worldwide patents, patent applications and technologies from third parties that are integral to the Company's business. The Company has licensing and exclusive commercialization rights to a dicationic anti-infective pharmaceutical platform and is developing drugs intended for commercial use based on that platform.

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

      Since inception, the Company has incurred accumulated losses of approximately $41,466,000. Management expects the Company to continue to incur significant losses during the next several years as the Company continues its research and development activities and clinical trial efforts. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial funds to conduct research and development, laboratory and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

      The Company's working capital is not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing unrestricted cash and cash equivalents and the grants the Company has received or has been awarded and is awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through July 2003, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing their efforts to obtain additional equity and/or debt financing, obtain additional grants and enter into various research, development and commercialization agreements with other entities.

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

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of September 30, 2002 and March 31, 2002, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of September 30, 2002 and March 31, 2002. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

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

      Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share, when applicable, is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three and six months ended September 30, 2002 and 2001, as the Company's outstanding common stock options, warrants and conversion features of Series A and B Convertible Preferred Stock were antidilutive.

      Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three and six month periods ended September 30, 2002 and 2001, respectively.

3.    STOCKHOLDERS' EQUITY

      Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Accrued preferred stock dividends are included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed balance sheets. Each share of Series A Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price"), subject to certain antidilution adjustments as defined in the Certificate of Designation. On April 15, 2002, the Company issued 8,249 shares of common stock and paid $165.92 to holders of fractional shares as dividends on the Series A preferred shares. During the three month period ended September 30, 2002, certain Series A preferred stockholders converted 3,300 shares of Series A Convertible Preferred Stock, including accrued dividends, for 18,871 shares of common stock. During the six month period ended September 30, 2002, certain Series A preferred stockholders converted 9,300 shares of Series A Convertible Preferred Stock including accrued dividends, for 53,127 shares of common stock. The Company also paid $6.41 to certain preferred stockholders for fractional shares of common stock not issued upon conversion. The accrued preferred stock dividends of $57,000 were reported as dividends in determining the net loss attributable to common stockholders in the accompanying statement of operations for the three months ended September 30, 2002. On October 15, 2002, the Company issued 28,959 shares of common stock and paid $64.24 to holders of fractional shares as dividends on the Series A preferred shares.

      The Company may at any time after February 14, 2003, require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon conversion at the request of the Company shall be determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined,
      (ii) or if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

      The Company may at any time, upon 30 day notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of Common Stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series A Convertible Preferred Stock is entitled to 5.6561 votes (subject to adjustment for dilution) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Accrued preferred stock dividends are included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed balance sheets. Each share of Series B Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the quarter ended September 30, 2002 the Company issued 75,725 shares of, Series B Convertible Preferred Stock for net proceeds of $1,834,333 (net of offering costs of $58,900 of which $18,700 was paid during the quarter-ending June 30, 2002). On October 15, 2002, the Company issued 2,658 shares of common stock and paid $16.59 to holders of fractional shares as dividends on the Series B preferred shares.

      The Company may at any time after September 24, 2003, require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon conversion at the request of the Company shall be determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined,
      (ii) or if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

      The Company may at any time, upon 30 day notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of Common Stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment for dilution) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      As part of the Series B Convertible Preferred Stock private placement offering, the Company also issued warrants to purchase 189,312 shares of the Company's common stock at an exercise price of

      $6.125 per share of common stock. The warrants expire at various dates in September 2007. The warrant exercise period commences upon the conversion or the redemption of the Series B Convertible Preferred Stock that was concurrently issued to the warrant holders. At any time after the first anniversary of the date of grant and if the Company's common stock closes above 200% of the exercise price for 20 consecutive trading days, the Company may, upon 20 days notice, redeem any unexercised portion of any warrants for a redemption fee of $.10 per share of common stock underlying the warrants. During the 20 day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series B Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrant by tendering the appropriate exercise price.

      The warrants issued in September 2002 to the holders of the Series B Preferred Convertible Stock were valued using the Black-Scholes option valuation model and the amount recorded of $147,483 was determined by applying the relative fair value method in relation to the estimated fair value of Series B Convertible Preferred Stock resulting in a $147,483 discount on the preferred stock in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The dividend on the Series B Convertible Preferred Stock was charged to deficit accumulated during the development stage immediately upon issuance, as the preferred stock is immediately convertible. The preferred stock dividend of $147,483 and the accrued preferred stock dividends of $2,500 were reported as dividends in determining the net loss attributable to common stockholders in the accompanying statement of operations for the three months ended September 30, 2002.

      Common Stock - On June 28, 2002, the Company entered into a Finder's Agreement with an individual to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in China. As consideration for entering into the agreement, the individual received 150,000 shares of the Company's common stock and the Company recognized approximately $757,500 as a general and administrative expense during the three month period ended September 30, 2002, based on the estimated fair value of the shares issued.

      On July 31, 2002, the Company entered into a one year agreement with The Gabriele Group, L.L.C. ("Gabriele") for assistance to be provided by Gabriele to the Company with respect to management consulting, strategic planning, public relations and promotions. As compensation for these services, the company granted Gabriele 40,000 shares of the Company's common stock and the Company recognized approximately $187,600 as a general and administrative expense during the three month period ended September 30, 2002, based on the estimated fair value of the shares issued. The Company also granted Gabriele warrants to purchase 30,000 shares of the Company's common stock at $6.00 per share. These warrants vest when the price of the Company's common stock reaches certain milestones, beginning at $10.00 per share for a period of 20 consecutive days. This agreement may be renewed for additional one year terms at the sole discretion of the Company.

      Common Stock Options - On October 12, 2000, the Company's stockholders approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities as part of the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides for the issuance of up to 350,000 shares of common stock, in the form of incentive options and non-qualified stock options. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. The incentive stock options must be granted at a price at least equal to fair market value on the date of grant.

      The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three and six month periods ended September 30, 2002, the Company did not, in either period, issue options to purchase shares of common stock to its employees and directors. During the three and six month periods ended September 30, 2002, zero and 20,000 options expired, respectively, which were previously granted under the 2000 Stock Incentive Plan which are available to be reissued. As of September 30, 2002, there were 73,750 shares available for grant (including 12,000 shares which are reserved for issuance under certain consulting agreements with nonemployees).

      During the three and six month periods ended September 30, 2002, the Company issued options to purchase 0 and 22,000 shares, respectively, of common stock to nonemployees and recognized expense of approximately $56,000 and $131,000, respectively, related to these options and certain options issued prior to July 1, 2002 which vest over a four year service period. During the three months ended September 30, 2001, the Company did not issue any options to nonemployees and recognized expense of approximately $85,000 related to certain options issued prior to July 1, 2001 which vest over four year service periods. During the six months ended September 30, 2001, the Company issued options to purchase 12,000 shares of common stock to nonemployees and recognized expense of approximately $162,000 related to these options and certain options issued prior to July 1, 2001 which vest over four year service periods. The expenses were determined based on the estimated fair value of the options issued.

      The Company's stockholders exercised options for 0 and 217 shares of common stock, respectively, as of and for the three and six month periods ended September 30, 2002.

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

      The Company initially acquired its rights to the platform technology and dictations developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Duke University, Auburn University and Georgia State University (the "Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Consortium and previously licensed or optioned to Pharm-Eco (the "Current Compounds") and to license to the Company in accordance with the Consortium Agreement, all technology and compounds developed by the Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

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

      As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Consortium whereby the Company received the exclusive license to commercialize dictation technology and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company's existing license with the Consortium with regard to the Current Compounds.

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

      The Company was required, under an agreement which has subsequently expired, to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the three month period ended September 30, 2001, the Company expensed grant payments to UNC of $100,000. During the six month periods ended September 30, 2002 and 2001, the Company expensed grant payments to UNC of $100,000 and $200,000, respectively. Such payments were recorded as research and development costs.

      In August 2000, the Company was awarded two Small Business Innovation Research ("SBIR") grants aggregating approximately $831,000 from the National Institutes of Health ("NIH") to research various infections. During the three and six months ended September 30, 2001, the Company recognized revenues of approximately $180,000 and $438,000, respectively, from these grants. During the three months and six months ended September 30, 2001, the Company expensed payments of approximately $56,000 and $132,000, respectively, to UNC and certain other Consortium universities for contracted research related to these grants. There is no additional funding available to the Company under these grants.

      In August 2001, the Company was awarded an additional SBIR grant from the NIH of approximately $144,000 as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the three and six months ended September 30, 2002, the Company recognized revenues of approximately $5,000 and $70,000, respectively, from this grant and expensed payments of approximately $5,000 and $70,000, respectively, to UNC and certain other Consortium universities for contracted research related to this grant. There is no additional funding available to the Company under this grant.

      During the three month periods ended September 30, 2002 and 2001, the Company expensed approximately $60,000 and $104,000, respectively, of other payments to UNC and certain other Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $65,000 and $261,000 during the three months ended September 30, 2002 and 2001, respectively. During the six months ended September 30, 2002 and 2001 the Company expensed approximately $88,000 and $173,000, respectively, of other payments to UNC and certain other Consortium universities for reimbursement of patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $259,000 and $505,000 during the six months ended September 30, 2002 and 2001, respectively. Included in accounts payable as of September 30, 2002 and March 31,

      2002, were approximately $65,000 and $267,000, respectively, due to UNC and certain other Consortium universities.

      In November 2000, The Bill & Melinda Gates Foundation ("Gates Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. On March 29, 2001, the Company received the first installment of $4,300,000, and on September 24, 2002 approximately $1,364,000 of which approximately $315,000 and $605,000 was utilized for clinical and research purposes conducted and expensed during the three months and six months ended September 30, 2002. The Company has recognized aggregate revenues of approximately $4,338,000 through September 30, 2002 for services performed under the agreement, including approximately $315,000 and $605,000 during the three and six months ended September 30, 2002. The remaining amount (approximately $1,294,000 as of September 30,
      2002) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

      On April 22, 2002, the Company entered into a Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem"), a Canadian corporation, to supply Neurochem with selected dicationic compounds for the testing, evaluation and potential future licensing of such compounds for (i) the treatment and diagnosis of amyloidosis and the related underlying conditions of Alzheimer's Disease, cerebral amyloid angiopathy, primary amyloidosis, diabetes, rheumatic diseases and (ii) the treatments of conditions related to secondary amyloidosis. Neurochem has the right to license tested compounds upon the conclusion of the Confidentiality, Testing and Option Agreement, as defined in the agreement. The Company has recognized revenues for the three and six month periods ended September 30, 2002 of $40,000 and $115,000, respectively.

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

Overview

            We are a pharmaceutical company focused on the development and commercialization of drugs to treat infectious diseases that include fungal infections, malaria, tuberculosis, hepatitis C, Pneumocystis carinii pneumonia and tropical medicine diseases including African sleeping sickness (trypanosomiasis) and leishmaniasis. We hold worldwide patents, licenses and rights to license worldwide patents, patent applications, technologies from a scientific consortium and exclusive rights to commercialize products from those patents and licenses that are integral to the company's business.

            Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, negotiating and consummating technology licensing agreements, and advancing technology platform toward commercialization. We use the expertise and resources of strategic partners and contracted parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) the manufacture of pharmaceutical products. We have licensing and exclusive commercialization rights to a dicationic anti-infective pharmaceutical platform and are developing drugs intended for commercial use based on that platform. These dication pharmaceuticals work by blocking life-sustaining enzymes from binding to the key sites in the "minor groove" of an organism's deoxyribonucleic acid ("DNA"), thereby killing the infectious organisms that cause fungal, parasitic, bacterial and viral diseases. The minor groove or key site on an organism's DNA is an area where enzymes interact with the DNA as part of their normal life cycle. Structurally, dications are chemical molecules which have two positively charged ends that are held together by a chemical linker. The composition of the dications, with positive charges on both ends (shaped like molecular barbells) allows dications to bind (similar to a bandaid) to the negatively charged active sites (sites where enzymes interact with DNA) in certain areas of an infectious microorganism's DNA. The bound dications prevent enzymes necessary to the life of the microorganism from attaching to certain of its DNA's active sites. Research has shown that once a site is occupied by a dication, enzymes necessary to the life of the infectious microorganism are blocked and the infectious microorganism dies.

            Our pharmaceutical program is based on technology for developing a class of compounds known as dications. The dication technology is the result of a research program designed to understand how dications bind to the DNA of infectious microorganisms. The dication platform was developed by scientists at The University of North Carolina at Chapel Hill ("UNC"), Duke University ("Duke University"), Auburn University ("Auburn University") and Georgia State University ("Georgia State") (collectively, the "Consortium"). We entered into an agreement with the Consortium, dated January 15, 1997, as amended, and a License Agreement, dated as of January 28, 2002 (collectively, the "Consortium Agreements"), to commercialize product candidates resulting from the Consortium's research, including the dication technology. We do not have any commercially available products nor do we expect to have any commercially available products for sale until after March 31, 2003, if at all.

Results of Operations

            Immtech International, Inc. ("Immtech" or the "Company") has not generated any revenue from operations and does not anticipate generating any revenue from operations until after March 31, 2003, if at all. The Company has funded, and plans to continue to fund, its operations through research funding agreements and grants, and the sale of debt and equity securities. For the period from inception, October 15, 1984, to September 30, 2002, the Company incurred cumulative net losses of approximately $41,466,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future.

Three Months Ended September 30, 2002 Compared with the Three
Months Ended September 30, 2001.

            Revenues under collaborative research and development agreements were approximately $360,000 and $837,000 for the three months ended September 30, 2002 and

September 30, 2001, respectively. For the three months ended September 30, 2002, there were revenues recognized of approximately $315,000 relating to a clinical research subcontract agreement between the Company and UNC, grant revenues of approximately $5,000 from Small Business Innovative Research ("SBIR") grants from the National Institutes of Health ("NIH"), and $40,000 from the Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem"), while for the three months ended September 30, 2001, there were revenues recognized of approximately $657,000 relating to a clinical research subcontract agreement between the Company and UNC and grant revenues of approximately $180,000 from SBIR grants from the NIH. The clinical research subcontract agreement initiated in March 2001 relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

            Interest income for the three months ended September 30, 2002 was approximately $2,000. Interest income for the three months ended September 30, 2001 was approximately $11,000. The decrease is due to a reduction in funds invested and a decrease in interest rates paid on the invested funds from the prior corresponding quarter. There was no interest expense for the three months ended September 30, 2002 and September 30, 2001.

            Research and development expenses decreased to approximately $711,000 from $1,237,000 for the three months ended September 30, 2002, and September 30, 2001, respectively. The decreases in research and development costs of approximately $345,000 and approximately $126,000, respectively, correspond to the decrease in the revenues relating to the clinical research subcontract agreement between the Company and UNC and the decrease in the grant revenues from SBIR grants from the NIH.

            General and administrative expenses increased to approximately $883,000 from approximately $712,000 for the three months ended September 30, 2002, and September 30, 2001, respectively. This is primarily attributable to a non-cash charge of approximately $188,000 for the issuance of 40,000 shares of Common Stock to The Gabriele Group, L.L.C. for assistance with respect to management consulting, strategic planning, public relations and promotions. The net loss increased to approximately $1,232,000 from approximately $1,101,000 for the three months ended September 30, 2002, and September 30, 2001, respectively.

Six Months Ended September 30, 2002 Compared with the Six Months
Ended September 30, 2001.

            Revenues under collaborative research and development agreements were approximately $790,000 and $1,959,000 for the six months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002 there were revenues recognized of approximately $605,000 relating to a clinical research subcontract agreement between the Company and UNC, grant revenues of approximately $70,000 from SBIR grants from NIH, and $115,000 from the Confidentiality, Testing and Option Agreement with Neurochem, while for the six months ended September 30, 2001, revenues consisted of approximately $1,521,000 relating to the clinical research subcontract agreement between the Company and UNC and grant revenues of approximately $438,000 from SBIR grants from the NIH. The clinical research subcontract agreement relates to a grant from the Gates Foundation to UNC for development of new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. The clinical research subcontract agreement with UNC was consummated in March 2001. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

            Interest income for the six months ended September 30, 2002 was approximately $10,000. Interest income for the six months ended September 30, 2001 was approximately $36,000. The decrease is due to a reduction in funds invested and a reduction in interest rates paid on the invested funds. There was no interest expense for the six months ended September 30, 2002 and September 30, 2001.

            Research and development expenses decreased to approximately $1,463,000 in the six months ended September 30, 2002 from approximately $1,781,000 in the six months ended September 30, 2001. The decrease for the period is primarily attributable to the Company having had significant expenses relating to pre-clinical studies required for regulatory filings in the six months ending September 30, 2001, which were not incurred in 2002.

            General and administrative expenses increased for the six months ended September 30, 2002 to approximately $2,335,000 from approximately $1,681,000 for the six months ended September 30, 2001. The increase was primarily due to a non-cash expense of approximately $758,000 resulting from the issuance of 150,000 shares of Common Stock to Mr. Cheung Ming Tak to act as the Company's non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in China and a non-cash charge of approximately $188,000 for the issuance of 40,000 shares of Common Stock to The Gabriele Group, L.L.C. for assistance with respect to management consulting, strategic planning, public relations and promotions, offset by a decrease in legal fees of approximately $343,000.

            We incurred a net loss of approximately $2,998,000 for the six months ended September 30, 2002 as compared with a net loss of approximately $1,466,000 for the six months ended September 30, 2001.

Financial Condition

            For the three months and six month periods ended September 30, 2002, cash and cash equivalents, substantially all of which were invested in a money market mutual fund, were approximately $1,892,000.

            There were approximately $9,000 ans $11,000, respectively, of equipment expenditures for the three and six month periods ended September 30, 2002 as compared to 0 and approximately $62,000 of equipment expenditures for the same periods last year. No significant purchases of equipment are anticipated by the Company during the next three months.

            The Company periodically receives cash from the exercise of Common Stock options. During the three and six month periods ended September 30, 2002, there were options exercised for 0 and 217 shares of Common Stock, respectively.

            We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through July 2003, although there can be no assurance we will not require additional funds.

            To date, we have financed our operations with:

            o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $28,731,000;

            o payments from research and testing agreements, foundation grants and SBIR grants and Small Business Technology Transfer Program grants of approximately $8,024,000; and

            o the use of stock, options and warrants in lieu of cash compensation.

            Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, capital expenditures, expenses associated with development of product candidates pursuant to an agreement, dated January 15, 1997, (the "Consortium Agreement"), among the Company, UNC, and Pharm-Eco (to which each of Duke University, Auburn University and Georgia State agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium, and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and clinical (human) trials, administrative expenses to support our research and development operations.

            Our future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the engagement or development of manufacturing capabilities, the ability of the Company to maintain existing and to establish new collaborative arrangements with other companies to provide funding to the Company to support these activities, and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop product candidates and otherwise to meet our business objectives.

            Our ability to continue as a going concern is dependent upon our ability to generate sufficient funds to meet obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to obtain additional financing and grants, and to enter into various research, development and commercialization agreements with other entities.

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

            Item 4. Controls and Procedures.

            The Company maintains "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer during the period in which this report was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION

            Item 1. Legal Proceedings.

Dale M. Geiss v. Immtech International, Inc. and Criticare Systems, Inc.

On September 19, 2002, the Court (Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois) granted Immtech's motion to dismiss plaintiff's amended complaint, but gave plaintiff another opportunity to file and serve an amended complaint, if he so chooses. On November 1, 2002, Geiss filed an amended complaint against the Company and Criticare alleging the same allegations as before. The Company intends to vigorously defend against the allegations and believes the claims have no merit.

            Except as noted above and in Part I, Item 3, Legal Proceedings of the Form 10-K filed on July 15, 2002, the Company is not aware of any pending litigaiton.


            Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Common Stock.

            None.

Series B Convertible Preferred Stock

            On September 25, 2002, Immtech issued an aggregate of 75,725 shares of its Series B Convertible Preferred Stock ("Series B Stock") and 189,312 related warrants ("Warrants") in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The gross proceeds of the offering were $1,893,125. The Series B Stock is subject to the terms and conditions of the Series B Convertible Preferred Stock Certificate of Designation attached as
Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission via Edgar on September 25, 2002 (the "September 25 Form 8-K"). The Warrants are subject to the terms and conditions of the Form of Stock Purchase Warrant attached to the September 25 Form 8-K as
Exhibit 10.3. The securities were sold pursuant to exemptions from registration under the Securities Act and have not been registered under the Securities Act. They may not be offered, sold, pledged or otherwise transferred by the purchasers in the absence of registration or an applicable exemption therefrom. On November 13, 2002, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 (Reg. No. 333-_____) covering the resale of the shares of the Company's common stock issuable upon conversion of the Series B Stock and exercise of the related Warrants. The terms of the private placements are more fully set forth in the Form of Regulation D Subscription Agreement and Form of Regulation S Subscription Agreement attached to the September 25 Form 8-K as Exhibits 10.1 and 10.2, respectively.

Option Exercise.

            None.

Conversion of Series A Stock to Common Stock.

            On July 1, 2002, the holders of Series A Convertible Preferred Stock ("Series A Stock") converted 2,000 shares of Series A Stock into 11,312 shares of Common Stock and on July 16, 2002, the holders of Series A Stock converted 1,300 shares of Series A Stock to 7353 shares of Common Stock.

Series A and Series B Stock Dividend Payment.

            On October 15, 2002, the Company issued 31,617 shares of Common Stock as a dividend to the holders of outstanding shares of Series A Stock and Series B Stock to the holders, pro rata on the basis of the shares of Series A Stock and Series B Stock held.

Use of Proceeds

            Immtech will use proceeds from the sale of its stock, including the sale of Series B Stock and related Warrants, for general corporate purposes.

            Item 3. Defaults Upon Senior Securities.

                  None.

            Item 4. Submission of Matters to a Vote of Security Holders.

                  None.

            Item 5. Other Information.

                  None.

            Item 6. Exhibits, and Reports on Form 8-K.

            Exhibits.

            See Exhibit Index, page 21.

            Reports On Form 8-K.

            The Company filed a report on Form 8-K with the Securities and Exchange Commission on September 25, 2002, regarding the Series B Stock private placements.

                                  Exhibit Index

            99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            IMMTECH INTERNATIONAL, INC.


Date: November 14, 2002     By: /s/ T. Stephen Thompson
                                ------------------------------------------------
                                T. Stephen Thompson
                                President and Chief Executive Officer


Date: November 14, 2002     By: /s/ Gary C. Parks
                                ------------------------------------------------
                                Gary C. Parks
                                Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, T. Stephen Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Immtech International,
Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002

      /s/ T. Stephen Thompson
      -----------------------------------
      T. Stephen Thompson
      President & Chief Executive Officer

I, Gary C. Parks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Immtech International,
Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002

      /s/ Gary C. Parks
      -----------------------------------
      Gary C. Parks
      Chief Financial Officer