Form 10-Q
period 2002-12-31
IMMTECH INTERNATIONAL INC
filed 2003-02-14
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2002.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission File Number: 000-25669

                           IMMTECH INTERNATIONAL, INC.
         ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                    39-1523370
         ---------------------------------   ------------------------------
          (State or other jurisdiction of           (I. R. S. Employer
          incorporation or organization)            Identification No.)

           150 Fairway Drive, Suite 150, Vernon Hills, Illinois   60061
         ------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)

                  Registrant's telephone number: (847) 573-0033

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of January 31, 2003, 7,661,310 shares of the Registrant's common stock, par value $0.01 ("Common Stock"), were outstanding.

                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION.................................................1

Item 1.    Condensed Financial Statements.....................................1
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................15
Item 3.    Quantitative and Qualitative Disclosures about Market Risk........20
Item 4.    Controls and Procedures...........................................20

PART II. OTHER INFORMATION...................................................21

Item 1.    Legal Proceedings.................................................21
Item 2.    Changes in Securities and Use of Proceeds.........................21
Item 3.    Defaults Upon Senior Securities...................................23
Item 4.    Submission of Matters to a Vote of Security Holders...............23
Item 5.    Other Information.................................................24
Item 6.    Exhibits, and Reports on Form 8-K.................................24

Exhibit Index................................................................25

SIGNATURES...................................................................26

                         PART I. FINANCIAL INFORMATION

                    Item 1. Condensed Financial Statements.
                            ------------------------------

IMMTECH INTERNATIONAL, INC.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               DECEMBER 31,               MARCH 31,
ASSETS                                                                                            2002                      2002

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $  1,034,739             $ 2,037,813
  Restricted funds on deposit                                                                     3,137,161                 602,400
  Other current assets                                                                               35,000                  39,881
                                                                                               ------------            ------------

           Total current assets                                                                   4,206,900               2,680,094

PROPERTY AND EQUIPMENT - Net                                                                        120,054                 175,950

OTHER ASSETS                                                                                         19,848                  19,848
                                                                                               ------------            ------------

TOTAL                                                                                          $  4,346,802             $ 2,875,892
                                                                                               ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                             $    343,463             $   545,017
  Accrued expenses                                                                                      856                   4,257
  Deferred revenue                                                                                3,138,838                 563,435
                                                                                               ------------            ------------

           Total current liabilities                                                              3,483,157               1,112,709

DEFERRED RENTAL OBLIGATION                                                                           22,371                  27,145
                                                                                               ------------            ------------

           Total liabilities                                                                      3,505,528               1,139,854
                                                                                               ------------            ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,440,000 shares authorized and unissued
  Series A convertible preferred stock, par value $0.01 per share, stated value
    $25 per share, 320,000 shares authorized, 142,800 and 160,100 shares outstanding as of December 31, 2002 and March 31, 2002, respectively;
    aggregate liquidation
    preference of 3,633,287 as of December 31, 2002                                               3,633,287               4,031,900
  Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 76,725 shares outstanding as of December 31, 2002; aggregate liquidation
    preference of $1,950,075 as of December 31, 2002                                              1,950,075
  Common stock, par value $0.01 per share, 30,000,000 shares authorized, 6,395,647 and 6,066,459 shares issued and outstanding
    as of December 31, 2002 and March 31, 2002, respectively                                         63,957                  60,664
  Additional paid-in capital                                                                     36,479,567              34,679,844
  Deficit accumulated during the developmental stage                                            (41,285,612)            (37,036,370)
                                                                                               ------------             -----------

           Total stockholders' equity                                                               841,274               1,736,038
                                                                                               ------------             -----------

TOTAL                                                                                          $  4,346,802             $ 2,875,892
                                                                                               ============             ===========

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      OCTOBER 15,
                                                                                                                        1984
                                                           THREE MONTHS ENDED             NINE MONTHS ENDED        (INCEPTION) TO
                                                              DECEMBER 31,                    DECEMBER 31,            DECEMBER 31,
                                                       --------------------------   ----------------------------   ---------------
                                                          2002           2001           2002             2001         2002

REVENUES                                               $  233,830     $  954,660    $  1,024,082     $ 2,914,082    $   8,258,055
                                                       ----------     ----------    ------------     -----------    -------------
EXPENSES:
  Research and development                                401,667      1,205,808       1,864,193       2,986,881       30,365,354
  General and administrative                              723,978        689,328       3,059,166       2,370,330       20,399,652
  Equity in loss of joint venture                                                                                         135,002
                                                       ----------     ----------    ------------     -----------    -------------

           Total expenses                               1,125,645      1,895,136       4,923,359       5,357,211       50,900,008
                                                       ----------     ----------    ------------     -----------    ------------

LOSS FROM OPERATIONS                                     (891,815)      (940,476)     (3,899,277)     (2,443,129)     (42,641,953)
                                                       ----------     ----------    ------------     -----------    -------------
OTHER INCOME (EXPENSE):
  Interest income                                           3,130          2,409          13,031          38,769          576,759
  Interest expense                                                                                                     (1,129,502)
  Loss on sales of investment securities - net                                                                             (2,942)
  Cancelled offering costs                                                                                               (584,707)
                                                       ----------     ----------    ------------     -----------    -------------

           Other income (expense) - net                     3,130          2,409          13,031          38,769       (1,140,392)
                                                       ----------     ----------    ------------     -----------    -------------

LOSS BEFORE EXTRAORDINARY ITEM                           (888,685)      (938,067)     (3,886,246)     (2,404,360)     (43,782,345)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
DEBT                                                                                                                    1,427,765
                                                       ----------     ----------    ------------     -----------    -------------

NET LOSS                                                 (888,685)      (938,067)     (3,886,246)     (2,404,360)     (42,354,580)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                     (96,249)                      (362,996)                      (1,300,931)

REDEEMABLE PREFERRED STOCK CONVERSION,
  PREMIUM AMORTIZATION AND DIVIDENDS                                                                                    2,369,899
                                                       ----------     ----------    ------------     -----------    -------------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                  $ (984,934)    $ (938,067)   $ (4,249,242)    $(2,404,360)   $ (41,285,612)
                                                       ==========     ==========    ============     ===========    =============

BASIC AND DILUTED NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Net loss                                             $    (0.14)    $    (0.16)   $      (0.62)    $     (0.40)
  Convertible preferred stock dividends                     (0.02)                         (0.06)
                                                       ----------     ----------    ------------     -----------
BASIC AND DILUTED NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $    (0.16)    $    (0.16)   $      (0.68)    $     (0.40)
                                                       ==========     ==========    ============     ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED LOSS PER SHARE                      6,350,855      6,055,371       6,246,023       6,003,208
                                                       ==========     ==========    ============     ===========

See notes to condensed financial statements.

IMMTECH INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       OCTOBER 15,
                                                                                                                         1984
                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED  (INCEPTION) TO
                                                                     DECEMBER 31,                     DECEMBER 31,     DECEMBER 31,
                                                           ---------------------------- ----------------------------- --------------
                                                                2002            2001             2002            2001      2002
OPERATING ACTIVITIES:
Net loss                                                   $   (888,685)  $   (938,067)  $ (3,886,246)  $ (2,404,360)  $(42,354,580)
Adjustments to reconcile net loss to net cash used in
operating activities:
Compensation recorded related to issuance of common
stock, common stock options and warrants                         55,963         85,087      1,132,286        246,911     14,714,886
Depreciation and amortization of property and equipment          23,654         25,480         71,965         73,341        615,725
Deferred rental obligation                                       (1,591)        (1,592)        (4,774)        (4,774)        22,371
Equity in loss of joint venture                                                                                             135,002
Loss on sales of investment securities - net                                                                                  2,942
Amortization of debt discounts and issuance costs                                                                           134,503
Extraordinary gain on extinguishment of debt                                                                             (1,427,765)
Changes in assets and liabilities:
Restricted funds on deposit                                  (1,843,265)       751,339     (2,534,761)     2,311,653     (3,137,161)
Other current assets                                            (35,000)        50,000          4,881         28,289        (35,000)
Other assets                                                                                                                (19,848)
Accounts payable                                                 (5,047)       419,092       (201,554)       157,751        672,603
Accrued expenses                                                     (6)                       (3,401)       (20,000)       663,869
Deferred revenue                                              1,817,170       (858,215)     2,575,403     (2,379,484)     3,138,838
                                                           ------------   ------------   ------------   ------------   ------------

Net cash used in operating activities                          (876,807)      (466,876)    (2,846,201)    (1,990,673)   (26,873,615)
                                                           ------------   ------------   ------------   ------------   ------------
INVESTING ACTIVITIES:
Purchases of investment securities                                                                                       (1,803,469)
Proceeds from sales and maturities of investment securities                                                               1,800,527
Purchases of property and equipment                              (5,397)                       (16,069)      (61,994)      (709,255)
Investment in and advances to joint venture                                                                                (135,002)
                                                           ------------   ------------   ------------   ------------   ------------

Net cash used in investing activities                            (5,397)                      (16,069)       (61,994)      (847,199)
                                                           ------------   ------------   ------------   ------------   ------------
FINANCING ACTIVITIES:
Advances from stockholders and affiliates                                                                                   985,172
Proceeds from issuance of notes payable                                                                                   2,645,194
Principal payments on notes payable                                                                                        (218,119)
Payments for debt issuance costs                                                                                            (53,669)
Payments for extinguishment of debt                                                                                        (203,450)
Proceeds from issuance of redeemable preferred stock                                                                      3,330,000
Net proceeds from issuance of common stock                                                        125         18,843     16,317,280
Net proceeds from issuance of convertible preferred
stock and warrants                                               25,000                     1,859,333                     5,707,848
Payments for convertible preferred stock dividends and for
fractional shares of common stock resulting
from the conversions of convertible preferred stock                 (86)                         (262)                         (262)
Additional capital contributed by stockholders                                                                              245,559
                                                           ------------   ------------   ------------   ------------   ------------

Net cash provided by financing activities                        24,914                     1,859,196         18,843     28,755,553
                                                           ------------   ------------   ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                    (857,290)      (466,876)    (1,003,074)    (2,033,824)     1,034,739

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                        1,892,029        530,770      2,037,813      2,097,718
                                                           ------------   ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  1,034,739   $     63,894   $  1,034,739   $     63,894   $  1,034,739
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

2.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Immtech International, Inc. is a pharmaceutical company focused on the discovery, development and commercialization of drugs to treat infectious diseases that include fungal infections, malaria, tuberculosis, hepatitis C, Pneumocystis carinii pneumonia and tropical medicine diseases including African sleeping sickness (Trypanosomiasis) and Leishmaniasis. The Company is a development stage enterprise and since its inception on October 15, 1984, the Company has engaged in research and development programs, expanding its network of scientists and scientific advisors, technology licensing agreements, and advancing its technology platform toward commercialization. The Company uses the expertise and resources of strategic partners and contracted parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) the manufacture of pharmaceutical products. The Company holds worldwide patents, licenses and rights to license worldwide patents, patent applications and technologies from third parties that are integral to the Company's business. The Company has licensing and commercialization rights to a dicationic anti-infective pharmaceutical platform and is developing drugs intended for commercial use based on that platform.

     The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale prior to the 4th calendar quarter of 2003 if at all.

     Going Concern Presentation and Related Risks and Uncertainties - The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Since inception, the Company has incurred accumulated losses of approximately $42,355,000. Management expects the Company to continue to incur significant losses during the next several years as the Company continues its research, development and commercialization activities and clinical trial efforts. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial funds to conduct research and development, laboratory and clinical testing and to manufacture (or have manufactured) and market (or have marketed) its product candidates.

     The Company's working capital is not sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will need to raise additional funds. The Company believes its existing unrestricted cash and cash equivalents and the grants the Company has received or has been awarded and is awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through May 2003, although there can be no assurance the Company will not require additional funds. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of December 31, 2002 and March 31, 2002, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of December 31, 2002 and March 31, 2002. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

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

     Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share and diluted net loss per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three and nine months ended December 31, 2002 and 2001, as the Company's outstanding common stock options, warrants and conversion features of Series A and B Convertible Preferred Stock were antidilutive.

     Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three and nine month periods ended December 31, 2002 and 2001, respectively.

     New Accounting Standards - In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No.123's fair value method for accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company is in the process of assessing the impact of SFAS No. 148 and will adopt this standard for periods beginning after December 15, 2002.

3.   STOCKHOLDERS' EQUITY

     Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Accrued preferred stock dividends are included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed balance sheets. Each share of Series A Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price"), subject to certain antidilution adjustments as defined in the Certificate of Designation. On April 15, 2002 and October 15, 2002 the Company issued 8,249 and 28,959 shares of common stock and paid $165.92 and $64.23 to holders of fractional shares as dividends on the Series A preferred shares, respectively. During the three month period ended December 31, 2002, certain Series A preferred stockholder converted 8,000 shares of Series A Convertible Preferred Stock and the related dividend for 45,978 shares of common stock. A total of $56,127 was accrued for the preferred stock dividend payable April 15, 2003 and was reported in the net loss attributable to common stockholder in the accompanying statement of operations for the three months ended December 31, 2002. During the nine month period ended December 31, 2002, certain Series A preferred stockholders converted 17,300 shares of Series A Convertible Preferred Stock including accrued dividends for 99,105 shares of common stock.

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

     Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Accrued preferred stock dividends are included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed balance sheets. Each share of Series B Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During September 2002 the Company issued 75,725 shares of preferred stock, Series B Convertible Preferred for net proceeds of $1,834,333 (net of offering costs of $58,900 of which $18,700 was paid during the quarter-ended June 30,
     2002). During the quarter ended December 31, 2002 the Company issued 1000 shares of preferred stock, Series B Convertible Preferred for net proceeds of $25,000. On October 15, 2002, the Company issued 2,658 shares of common stock and paid $16.59 to holders of fractional shares as dividends on the Series B preferred shares. A total of $38,173 was accrued for the preferred stock dividend payable April 15, 2003 and was reported in the net loss attributable to common stockholder in the accompanying statement of operations for the three months ended December 31, 2002.

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

     In September 2002 and October 2002, the Company, in connection with the Series B Convertible Preferred Stock private placement offerings, issued warrants to purchase 189,312 and 2,500 shares of the Company's common stock at an exercise price of $6.125 per share of common stock, respectively. The warrants expire at various dates in September and October 2007. At any time after the first anniversary of the date of grant and if the Company's common stock closes above 200% of the exercise price for 20 consecutive trading days, the Company may, upon 20 days notice, redeem any unexercised portion of any warrants for a redemption fee of $.10 per share of common stock underlying the warrants. During the 20 day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series B Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrant by tendering the appropriate exercise price.

     The warrants issued in September 2002 to the holders of the Series B Preferred Convertible Stock were valued using the Black-Scholes option valuation model and the amount recorded of $147,483 was determined by applying the relative fair value method in relation to the estimated fair value of Series B Convertible Preferred Stock resulting in a $147,483 preferred stock dividend calculated in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The dividend on the Series B Convertible Preferred Stock was charged to deficit accumulated during the development stage immediately upon issuance, as the preferred stock is immediately convertible. The preferred stock dividend of approximately $149,000 and the accrued preferred stock dividends of approximately $40,700 were reported as dividends in determining the net loss attributable to common stockholders in the accompanying statement of operations for the nine months ended December 31, 2002.

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

     Common Stock Options - On October 12, 2000, the Company's board approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities as part of the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides for the issuance of up to 350,000 shares of common stock, in the form of incentive options and non-qualified stock options. At the stockholders meeting held November 15, 2002, the stockholders approved an amendment to the 2000 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance from 350,000 shares to 1,100,000 shares. Options granted under the 2000 Stock Incentive Plan that expire without exercise are available to be reissued. The incentive stock options must be granted at a price at least equal to fair market value on the date of grant.

     The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three and nine month periods ended December 31, 2002, the Company issued 203,000 options to purchase shares, of common stock to its employees and directors. During the three and nine month periods ended December 31, 2002, 0 and 20,000 options expired, respectively, which were previously granted under the 2000 Stock Incentive Plan which are available to be reissued. As of December 31, 2002, there were 620,750 shares available for grant (including 12,000 shares which are reserved for issuance under certain consulting agreements with nonemployees).

     During the three and nine months ended December 31, 2002, the Company issued options to purchase 0 and 22,000 shares, respectively, of common stock to nonemployees and recognized expense of approximately $56,000 and $187,000, respectively, related to these options and certain options issued prior to July 1, 2002 which vest over a four year service period. During the three months ended December 31, 2001, the Company did not issue any options to nonemployees and recognized expense of approximately $85,000 related to certain options issued prior to July 1, 2001 which vest over four year service periods. During the nine months ended December 31, 2001, the Company issued options to purchase 12,000 shares of common stock to nonemployees and recognized expense of approximately $247,000 related to these options and certain options issued prior to July 1, 2001 which vest over four year service periods. The expenses were determined based on the estimated fair value of the options issued.

     The Company's stockholders exercised options for 0 and 217 shares of common stock during the three and nine months ended December 31, 2002.

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

     The Company was required, under an agreement which has subsequently expired, to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the three month period ended December 31, 2001, the Company expensed grant payments to UNC of $100,000. During the nine month periods ended December 31, 2002 and 2001, the Company expensed grant payments to UNC of $100,000 and $300,000, respectively. Such payments were recorded as research and development costs.

     In August 2000, the Company was awarded two Small Business Innovation Research ("SBIR") grants aggregating approximately $831,000 from the National Institutes of Health ("NIH") to research various infections. During the three and nine months ended December 31, 2001, the Company recognized revenues of approximately $65,000 and $503,000, respectively, from these grants. During the three and nine months ended December 31, 2001, the Company expensed payments of approximately $86,000 and $189,000, respectively, to UNC and certain other Consortium universities for contracted research related to these grants. There is no additional funding available to the Company under these grants.

     In August 2001, the Company was awarded an additional SBIR grant from the NIH of approximately $144,000 as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the three and nine months ended December 31, 2002, the Company recognized revenues of approximately $0 and $70,000, respectively, from this grant and expensed payments of approximately $0 and $70,000, respectively, to UNC and certain other Consortium universities for contracted research related to this grant. There is no additional funding available to the Company under this grant.

     During the three month periods ended December 31, 2002 and 2001, the Company expensed approximately $99,000 and $58,000, respectively, of other payments to UNC and certain other Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $99,000 and $222,000 during the three months ended December 31, 2002 and 2001, respectively. During the nine months ended December 31, 2002 and 2001 the Company expensed approximately $231,000 and $231,000, respectively, of other payments to UNC and certain other Consortium universities for reimbursement of patent related costs and other contracted research. Total payments expensed to UNC and certain other Consortium universities were approximately $401,000 and $727,000 during the nine months ended December 31, 2002 and 2001, respectively. Included in accounts payable as of December 31, 2002 and March 31, 2002, were approximately $66,000 and $267,000, respectively, due to UNC and certain other Consortium universities.

     In November 2000, The Bill & Melinda Gates Foundation ("Gates Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. On March 29, 2001, the Company received a first installment of $4,300,000, on September 24, 2002 approximately $1,364,000 and on December 31, 2002 approximately $2,016,000 of which approximately $199,000 and $804,000 was utilized for clinical and research purposes conducted and expensed during the three months and nine months ended December 31, 2002. The Company has recognized aggregate revenues since inception of approximately $4,541,000 through December 31, 2002 for services performed under the agreement, including approximately $199,000 and $804,000 during the three and nine months ended December 31, 2002. The remaining amount (approximately $3,139,000 as of December 31, 2002) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

     On April 22, 2002, the Company entered into a Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem"), a Canadian corporation, to supply Neurochem with selected dicationic compounds for the testing, evaluation and potential future licensing of such compounds for
     (i) the treatment and diagnosis of amyloidosis and the related underlying conditions of Alzheimer's Disease, cerebral amyloid angiopathy, primary amyloidosis, diabetes, rheumatic diseases and (ii) the treatments of conditions related to secondary amyloidosis. Neurochem has the right to license tested compounds upon the conclusion of the Confidentiality, Testing and Option Agreement, as defined in the agreement. The Company has recognized revenues for the three and nine month period ended December 31, 2002 of $35,000 and $150,000, respectively.

5.   SUBSEQUENT EVENTS

     On January 13, 2003, the Company issued 1,200,000 shares of its common stock pursuant to a joint venture entered into with an investor ("seller") who owned 100% of the outstanding equity of Lenton Fibre Optics Development Limited ("Lenton"), a Hong Kong company. The primary purpose of the joint venture is to construct and operate a pharmaceutical manufacturing facility capable of producing commercial quantities of the Company's pharmaceutical products at competitive costs. The land is located in a "free-trade zone" called the Futian Free Trade Zone, Shenzhen, in the Peoples Republic of China. The Company intends, once the facility is built and government approvals are obtained, to engage the joint venture company to manufacture for commercial distribution, Immtech's pharmaceutical products intended for sale in Asia, Africa and other selected regions. Under the terms of the agreement, the joint venture will be operated under the name Immtech Hong Kong Limited.

     The Company purchased an 80% interest in Lenton from the seller pursuant to a Share Purchase Agreement relating to Shares in Lenton Fibre Optics Development Limited for the aggregate consideration of 1,200,000 unregistered shares of Immtech common stock. The unaudited pro forma condensed balance sheet below reflects the historical financial position of the Company, with pro forma adjustments as if the joint venture had closed on December 31, 2002. The accounting for the joint venture reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values.

                                                          DECEMBER 31,
                                                             2002

ASSETS

Total current assets                                     $ 4,119,608

Property and equipment - net                                 120,054

Other assets:
  Investment                                               2,856,000
  Deposits                                                    19,848
                                                          ----------

Total assets                                              $7,115,510
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Total current liabilities                                 $3,533,157

Deferred rental obligation                                    22,371
                                                          ----------

           Total liabilities                               3,555,528

Total stockholders' equity                                 3,559,982
                                                          ----------

Total liabilities and stockholders' equity                $7,115,510
                                                          ==========

As consideration for investment advisory services performed for the Company in connection with the acquisition of Lenton, two entities (Pacific Dragons Group Limited and Champion Traders Investment Limited) each received 30,000 shares of the Company's common stock.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward-looking Statements

     Certain statements contained in this report and in the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning the Company's strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this report and in our annual report, the following (i) we are in an early stage of product development, (ii) our technology is in the research and development stage and therefore its potential benefits for human therapy are unproven, (iii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iv) the possibility that we or our collaborators will not successfully develop any marketable products, (v) the possibility that advances by competitors will cause our product candidates not to be viable, (vi) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if commenced and completed, will not establish the safety or efficacy of our drug product candidates, (vii) risks relating to requirements for approvals by governmental agencies, such as the FDA, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (viii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (ix) the possibility that we will not be able to raise adequate capital to fund our operations through the process of developing and testing a successful product or that future financing will be completed on unfavorable terms, (x) the possibility that any products successfully developed by us will not achieve market acceptance and (xi) other risks and uncertainties which may not be described herein.

Overview

     We are a pharmaceutical company focused on the development and commercialization of oral drugs to treat infectious diseases that include fungal infections, malaria, tuberculosis, hepatitis C, Pneumocystis carinii pneumonia and tropical medicine diseases including African sleeping sickness (Trypanosomiasis) and Leishmaniasis. We hold worldwide patents, licenses and rights to license worldwide patents, patent applications, technologies from a scientific consortium and exclusive rights to commercialize products from those patents and licenses that are integral to our business.

     Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements, and advancing the commercialization of the dication technology platform. We use the expertise and resources of strategic partners and contracted parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical products. We have licensing and exclusive commercialization rights to a dicationic anti-infective pharmaceutical platform and are developing drugs intended for commercial use based on that platform. These dication pharmaceuticals work by blocking life-sustaining enzymes from binding to the key sites in the "minor groove" of an organism's deoxyribonucleic acid ("DNA"), thereby killing the infectious organisms that cause fungal, parasitic, bacterial and viral diseases. The minor groove or key site on an organism's DNA is an area where enzymes interact with the DNA as part of their normal life cycle. Structurally, dications are chemical molecules that have two positively charged ends held together by a chemical linker. The composition of the dications, with positive charges on both ends (shaped like molecular barbells) allows dications to bind (similar to a bandaid) to the negatively charged active sites (sites where enzymes interact with DNA) of an infectious microorganism's DNA. The bound dications block the enzymes necessary to the life of the microorganism from attaching to certain of its DNA's active sites thereby killing the infectious microorganism.

     Dication technology is the result of a research program developed by scientists at The University of North Carolina at Chapel Hill ("UNC"), Duke University ("Duke University"), Auburn University ("Auburn University") and Georgia State University ("Georgia State") (collectively, the "Consortium"). We entered into an agreement with the Consortium, dated January 15, 1997, as amended, and a License Agreement, dated as of January 28, 2002 (collectively, the "Consortium Agreements"), to commercialize product candidates resulting from the Consortium's research, including the dication technology.

     We have entered Phase IIb human trials with our lead compound DB289 for treatment of African sleeping sickness (Trypanosomiasis) and expect, assuming results consistent with our prior trials, to book orders for sales of DB289 for limited distribution in certain African countries by the end of calendar year 2003 or first quarter 2004. In connection with the above limited distribution product orders, we anticipate using our existing, and engaging new, pharmaceutical manufacturers to produce the quantities of DB289 needed, and seeking foreign regulatory approvals to import the product into the selected countries, all of which may take several months or more to complete. We have also entered into a joint venture arrangement with a Hong Kong entity whereby we acquired real property located in a "free trade zone" in the Peoples Republic of China on which we intend, through the joint venture entity Immtech Hong Kong Limited, to construct a pharmaceutical manufacturing facility to produce our future products.

Results of Operations

     Immtech has not generated any revenue from operations and does not anticipate generating any revenue from operations prior to the 4th calendar quarter of 2003. The Company has funded, and plans to continue to fund, its operations through research funding agreements and grants, and the sale of debt and equity securities. For the period from inception, October 15,

1984, to December 31, 2002, the Company incurred cumulative net losses of approximately $42,355,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future.

Three Months Ended December 31, 2002 Compared with the Three Months Ended December 31, 2001.

     Revenues under collaborative research and development agreements were approximately $234,000 and $955,000 for the three months ended December 31, 2002 and December 31, 2001, respectively. For the three months ended December 31, 2002 there were revenues recognized of approximately $199,000 relating to a clinical research subcontract agreement between the Company and UNC and revenues of $35,000 relating to the Confidentiality, Testing and Option Agreement between the Company and Neurochem, Inc. ("Neurochem"), while for the three months ended December 31, 2001, there were revenues recognized of approximately $858,000 relating to the clinical research subcontract agreement between the Company and UNC and grant revenues of approximately $97,000 from SBIR grants from the NIH. The clinical research subcontract agreement relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. This program was initiated in March 2001. Grant and research and development agreement revenue is recognized as research is completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

     Interest income for the three months ended December 31, 2002 was approximately $3,000. Interest income for the three months ended December 31, 2001 was approximately $2,000. The increase is due to an increase in available funds invested. The Company had no interest expense for the three months ended December 31, 2002 and December 31, 2001.

     Research and development expenses decreased to approximately $402,000 in the three months ended December 31, 2002 from approximately $1,206,000 in the three months ended December 31, 2001. The Company had significant expenses relating to pre-clinical studies required for regulatory filings and purchase of product in the three months ended December 31, 2001 that were not incurred in 2002.

     General and administrative expenses increased for the three months ended December 31, 2002 to approximately $724,000 from approximately $689,000 for the three months ended December 31, 2001.

     We incurred a net loss of approximately $889,000 for the three months ended December 31, 2002 as compared with a net loss of approximately $938,000 for the three months ended December 31, 2001.

Nine Months Ended December 31, 2002 Compared with the Nine Months ended December 31, 2001.

     Revenues under collaborative research and development agreements were approximately $1,024,000 and $2,914,000 for the nine months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002 there were revenues recognized of approximately $804,000 relating to the clinical research subcontract agreement between the Company and UNC, grant revenues of approximately $70,000 from SBIR grants from the NIH and revenues of $150,000 relating to the Confidentiality, Testing and Option Agreement between the Company and Neurochem, while for the nine months ended December 31, 2001, there were revenues recognized of approximately $2,379,000 relating to the clinical research subcontract agreement between the Company and UNC and grant revenues of approximately $535,000 from SBIR grants from the NIH.

     Interest income for the nine months ended December 31, 2002 was approximately $13,000. Interest income for the nine months ended December 31, 2001 was approximately $39,000. The decrease is due to a reduction in funds invested and a reduction in interest rates paid on the invested funds. The Company had no interest expense for the nine months ended December 31, 2002 and December 31, 2002.

     Research and development expenses decreased to approximately $1,864,000 in the nine months ended December 31, 2002 from approximately $2,987,000 in the nine months ended December 31, 2001. The decrease for the period is primarily attributable to a reduction in expenses relating to pre-clinical studies required for regulatory filings and funding of clinical trials in the nine months ended December 31, 2001 that were not incurred in 2002.

     General and administrative expenses increased for the nine months ended December 31, 2002 to approximately $3,059,000 from approximately $2,370,000 for the nine months ended December 31, 2001. The increase was primarily due to non-cash compensation charges of approximately $946,000 recorded in the nine months ended December 31, 2002 related to the issuance of 150,000 shares of the Company's Common Stock to Mr. Cheung Ming Tak (for services with respect to introduction to strategic partners in China) and 40,000 shares of Common Stock to the Gabriele Group (for providing management consulting, strategic planning, public relations and promotions assistance). Additionally, the Company incurred increases of approximately $86,000 in patent related expenses and approximately $107,000 in travel expenses related to fund raising, offset by a decrease of approximately $444,000 in legal fees.

     We incurred a net loss of approximately $3,886,000 for the nine months ended December 31, 2002 as compared with a net loss of approximately $2,404,000 for the nine months ended December 31, 2002.

Liquidity and Capital Resources

     As of December 31, 2002, the Company had approximately $1,035,000 of cash and cash equivalents, substantially all of which were invested in a money market mutual fund.

     There were equipment expenditures of approximately $5,000 for the three month period ended December 31, 2001 as compared to no equipment expenditures for the same period last year. During the nine month periods ended December 31, 2002 and December 31, 2001, equipment purchases were approximately $16,000 and $62,000, respectively. No significant purchases of equipment are anticipated by the Company.

     The Company periodically receives cash from the exercise of common stock options. During the three months ended December 31, 2002 there were no options exercised and during the nine months ended December 31, 2002 there were 217 options exercised.

     On September 25, 2002 and October 28, 2002 we closed private placements of 76,725 shares of our Series B Convertible Preferred Stock, $0.01 par value ("Series B Stock"), pursuant to Regulation D and Regulation S of the Securities Act of 1933, as amended ("Securities Act") at a stated value of $25.00 per share and warrants to purchase 191,813 shares of our Common Stock at an exercise price of $6.125 per share of Common Stock for $1,918,125 in the aggregate, before issue cost. Each share of Series B Stock, among other things, (i) earns an 8% dividend payable, at the Company's discretion, in cash or Common Stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our Series A Convertible Preferred Stock, (iii) is convertible into 6.25 shares of Common Stock and (iv) may be redeemable by the Company after one year from issuance. The warrants expire five years from the date of grant and contain certain anti-dilution protections. A complete description of the designations, preferences, voting powers, qualifications, special or relative rights and privileges of the Series B Stock is contained in the Company's Series B Convertible Preferred Stock Certificate of Designation filed on a Current Report on Form 8-K on September 25, 2002. We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through May 2003, although there can be no assurance we will not require additional funds.

     To   date, we have financed our operations with:

     o proceeds from the above mentioned Series B Stock private placements which in the aggregate raised net proceeds of approximately $1,859,000;

     o proceeds from various other private placements of debt and equity securities, an initial public offering, exercises of stock options and warrants and other cash contributed from stockholders, which in the aggregate raised approximately $26,896,000;

     o funding from research agreements, foundation grants, SBIR grants and Small Business Technology Transfer Program grants and testing agreements of approximately $8,258,000; and

     o    the use of stock, options and warrants in lieu of cash compensation.

     Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conduct of human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to an agreement, dated January 15, 1997, (the "Consortium Agreement"), among the Company, UNC, and Pharm-Eco Laboratories, Inc. (to which each of Duke University, Auburn University and

Georgia State agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium, and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

     Our future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), pre-clinical testing and human clinical trials, achievement of regulatory milestones, third party collaborators fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the engagement or development of manufacturing capabilities, the ability of the Company to maintain existing and to establish new collaborative arrangements with others to provide funding to the Company to support these activities, and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop product candidates and otherwise to meet our business objectives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company's cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars. The Company does not have any other exposure to market risk. The Company will develop policies and procedures to manage market risk in the future as circumstances require.

Item 4. Controls and Procedures

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

                           PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.

     Dale M. Geiss v. Immtech International, Inc. and Criticare Systems, Inc.

     On September 19, 2002 the Court (Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois) granted Immtech's motion to dismiss plaintiff's amended complaint, but gave plaintiff another opportunity to file and serve an amended complaint, if he so chooses. Plaintiff filed a second amended complaint dated November 1, 2002 against the Company and Criticare alleging the same allegations as before. On December 6, 2002, the Company and Criticare again filed motions to dismiss plaintiff's amended complaint. On February 6, 2003, the Court denied the motions to dismiss and granted Criticare and Immtech 30 days to answer or otherwise plead to the Second Amended Complaint. The Company intends to vigorously defend against the allegations and believes the claims have no merit.

     Except as noted above, in Part I, Item 3, Legal Proceedings, of the Form 10-K filed on July 15, 2002, in Part II, Item 1 of the Form 10-Q filed on November 14, 2002 and in Part II, Item 1 of the Form 10-Q filed on August 14, 2004, the Company is not aware of any pending litigation.

Item 2.  Changes in Securities and Use of Proceeds.


Common Stock.

     On January 13, 2003, the Company issued 1,200,000 shares of its Common Stock pursuant to a joint venture entered with an investor ("seller") who owned 100% of the outstanding equity of Lenton Fibre Optics Development Limited ("Lenton"), a Hong Kong company. The primary purpose of the joint venture is to construct and operate a pharmaceutical manufacturing facility capable of producing commercial quantities of the Company's pharmaceutical products at competitive costs. The land is located in a "free-trade zone" called the Futian Free Trade Zone, Shenzhen, in the Peoples Republic of China. The Company intends, once the facility is built and government approvals are obtained, to engage the joint venture company to manufacture for commercial distribution, Immtech's pharmaceutical products intended for sale in Asia, Africa and other selected regions. Under the terms of the agreement, the joint venture will be operated under the name Immtech Hong Kong Limited.

     The Company purchased 80% of the outstanding equity of Lenton from the seller pursuant to a Share Purchase Agreement relating to Shares in Lenton Fibre Optics Development Limited dated January 13, 2003 by and among the seller, Lenton and the Company for the aggregate consideration of 1,200,000 unregistered shares of Common Stock. The Common Stock was issued to the seller pursuant to an exemption from registration under Regulation S of the Securities Act. The parties have also entered into a Shareholders' Agreement relating to Lenton Fibre Optics Development Limited dated January 13, 2003 that sets forth the parties agreement as to the affairs of the joint venture and the conduct of its business. The seller has guaranteed the obligations of Lenton under a Deed of Indemnity dated January 13, 2003. In connection with the structuring of the joint venture, the Company issued 30,000 shares of Common Stock to each of Pacific Dragons Group Limited and Champion Traders Investment Limited as compensation for their services.

     On January 14, 2003 the Company filed a Current Report on Form 8-K attaching the Share Purchase Agreement as related to shares in Lenton Fibre Optics Development Limited, the Shareholders' Agreement relating to Lenton Fibre Optics Development Limited and the seller's Deed of Indemnity.

Issuance of Series B Stock

     On October 28, 2002 we issued 1,000 shares of our Series B Stock pursuant to an exemption from registration under Regulation D of the Securities Act at a stated value of $25.00 per share and warrants to purchase 2,500 shares of our Common Stock at an exercise price of $6.125 per share of Common Stock for $25,000 in the aggregate. Each share of Series B Stock, among other things, (i) earns an 8% dividend, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our Series A Convertible Preferred Stock,
(iii) is convertible into 6.25 shares of Common Stock and (iv) may be redeemable by the Company after one year from issuance. The warrants expire five years from the date of grant and contain certain anti-dilution protections. A complete description of the designations, preferences, voting powers, qualifications, special or relative rights and privileges of the Series B Stock is contained in the Company's Series B Convertible Preferred Stock Certificate of Designation filed on a Current Report on Form 8-K on September 25, 2002.

Option Exercise.

     None.

Conversion of Series A Stock to Common Stock.

     On December 20, 2002, the holders of Series A Convertible Preferred Stock ("Series A Stock") converted 8,000 shares of Series A Stock and accrued dividends into 45,978 shares of Common Stock.

Series A and Series B Stock Dividend Payment.

     On October 15, 2002, the Company issued 31,617 shares of Common Stock in the aggregate as preferred stock dividends to the holders of outstanding shares of Series A Stock and Series B Stock, pro rata based on the number of the shares of Series A Stock and Series B Stock held. On January 8, 2003 the Company discovered a miscalculation in the dividend due certain holders of Series A Stock and issued an additional 5,663 shares of Common Stock in the aggregate to those holders.

Use of Proceeds.

     Immtech will use proceeds from the sale of its stock, including the exercise of options and warrants, for general corporate purposes.

     Item 3. Defaults Upon Senior Securities.

     None.

     Item 4. Submission of Matters to a Vote of Security Holders.


                           VOTES OF THE SHAREHOLDERS.

     The Company held its Annual Meeting on November 15, 2002 at the Westin O'Hare in Rosemont, Illinois. The following matters were presented to the stockholders: (1) election of five directors to serve until the next annual meeting of the stockholders, (2) Proposal 1 - approval of an amendment to the Company's 2000 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 350,000 shares to 1,100,000 shares,
(3) Proposal 2 - approval of the conversion of Series A Stock held by certain officers and directors of the Company into Common Stock and (4) Proposal 3 - ratification of the Company's Board of Director's selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending March 31, 2003. The results of the votes are as follows:

The following individuals were elected Directors by the                      VOTES                   AUTHORITY
Shareholders                                                                  FOR                    WITHHELD
                                                                        --------------------    ------------------
T. Stephen Thompson                                                          4,762,046                 60,841
Harvey M. Colten, M.D.                                                       4,774,546                 48,341
Eric L. Sorkin                                                               4,762,046                 60,841
Cecilia Chan                                                                 4,774,546                 48,341
Frederick W. Wackerle                                                        4,760,277                 62,610


                                                  VOTES                      VOTES
                                                   FOR                      AGAINST                   ABSTAIN
                                           ---------------------       ---------------------    ------------------
Proposal  1 -  Amendment  to 2000 Stock         1,654,160                   239,957                   41,105
Incentive Plan                                   (85.5%)                   (12.38%)                   (2.12%)

Proposal  2 -  Conversion  of  Series A         1,838,179                   71,680                    41,105
Stock                                            (94.84%)                   (3.70%)                   (1.46%)

Proposal 3 -  Ratification  of Deloitte         4,675,879                   145,266                    1,742
& Touche LLP as independent auditors             (96.95%)                   (3.01%)                   (0.04%)

     Item 5. Other Information.

     None.

     Item 6. Exhibits, and Reports on Form 8-K.

1.   Exhibits.

              See Exhibit Index, page 25.

2.   Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on January 14, 2003 reporting the consummation of a joint venture whereby the Company purchased an 80% interest in a Hong Kong entity, Lenton Fibre Optics Development Limited, that owns commercial real estate in a "free trade zone" located in the Peoples Republic of China. The joint venture entity intends to construct a pharmaceutical manufacturing facility on the PRC property to be used to manufacture the Company's future products.

     A Current Report on Form 8-K was filed on January 23, 2003 reporting the receipt of a $2.1 million payment relating to the clinical research subcontract agreement between the Company and UNC funded by a grant from The Bill and Melinda Gates Foundation.

                                  Exhibit Index

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMMTECH INTERNATIONAL, INC.



Date:  February 14, 2003                 By:   /s/ T. Stephen Thompson
                                               ---------------------------------
                                               T. Stephen Thompson
                                               President and Chief Executive
                                               Officer



Date:  February 14, 2003                 By:   /s/ Gary C. Parks
                                               ---------------------------------
                                               Gary C. Parks
                                               Treasurer, Secretary and Chief
                                                 Financial Officer
                                               (Principal Financial and
                                                 Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     Date:  February 14, 2003


         /s/ T. Stephen Thompson
        ------------------------
             T. Stephen Thompson
             President & Chief Executive Officer

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

     Date:  February 14, 2003


         /s/ Gary C. Parks
         ----------------------------
              Gary C. Parks
              Chief Financial Officer