Form 10-K
period 2003-03-31
IMMTECH INTERNATIONAL INC
filed 2003-06-27
CIK 882509

06/26/03
                                                Fiscal year ended March 31, 2003

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2003.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from [___] to [___].

                        Commission file number 000-25669

                           IMMTECH INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                 39-1523370
 -----------------------------------        -----------------------------------
   (State or Other Jurisdiction of           (I.R.S. Employer Identification
    Incorporation or Organization)                         No.)

    150 Fairway Drive, Suite 150,
        Vernon Hills, Illinois                            60061
 -----------------------------------        -----------------------------------
   (Address of Principal Executive                      (Zip Code)
               Offices)

Registrant's telephone number, including area code:  (847) 573-0033

Securities registered pursuant to Section 12(b) of the Act:
                                      None
                            -------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                -------------------------------------------------
                                (Title of class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

            The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such Common Stock as of June 16, 2003, was $41,950,205.

            As of June 16, 2003, the total number of shares of the registrant's Common Stock outstanding was 8,529,115 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

            None.

                           IMMTECH INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                                                            Page


PART I.

ITEM 1.       BUSINESS.......................................................1
ITEM 2.       PROPERTIES....................................................35
ITEM 3.       LEGAL PROCEEDINGS.............................................36
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........36


PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................37
ITEM 6.       SELECTED FINANCIAL DATA.......................................40
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................45
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....53
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................53
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................53


PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............54
ITEM 11.      EXECUTIVE COMPENSATION........................................56
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................61
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................64
ITEM 14.      CONTROLS AND PROCEDURES.......................................64
ITEM 15.      PRINCIPAL ACCOUNTANT FEES AND SERVICES........................65


PART IV.

ITEM 16.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K......................................................65

                           FORWARD-LOOKING STATEMENTS

            Certain statements contained in this annual report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this annual report, the following: (i) we are in an early stage of product development, (ii) our technology is in the research and development stage and therefore its potential benefits for human therapy are unproven, (iii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iv) the possibility that we or our collaborators will not successfully develop any marketable products, (v) the possibility that advances by competitors will cause our product candidates not to be viable, (vi) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug product candidates, (vii) risks relating to requirements for approvals by governmental agencies, such as the Food and Drug Administration, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (viii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (ix) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (x) the possibility that any products successfully developed by us will not achieve market acceptance and (xi) other risks and uncertainties that may not be described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
ITEM 1.    BUSINESS

                                    Overview

            Immtech International, Inc. is a pharmaceutical company focused on the development and commercialization of oral drugs to treat infectious diseases. The Company has development programs that include fungal infections, Malaria, Tuberculosis, Hepatitis C, Pneumocystis carinii pneumonia and tropical medicine diseases, including African sleeping sickness (a parasitic disease also known as Trypanosomiasis) and Leishmaniasis (a parasitic disease that destroys the liver). We hold worldwide patents, patent applications, licenses and rights to license worldwide patents, patent applications and technologies from a scientific consortium and exclusive rights to commercialize products from those patents and licenses that are integral to our business.

            Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements and advancing the commercialization of the dication technology platform. We use the expertise and resources of strategic partners and third parties in a number of areas, including (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. We have licensing and exclusive commercialization rights to a dicationic pharmaceutical platform and are developing drugs intended for commercial use based on that platform. Dication pharmaceutical drugs work by blocking life-sustaining enzymes from binding to key sites in the "minor groove" of an organism's deoxyribonucleic acid ("DNA"), killing the infectious organisms that cause fungal, parasitic, bacterial and viral diseases. The key site on an organism's DNA is an area where enzymes interact with the infectious organism's DNA as part of their normal life cycle. Structurally, dications are chemical molecules that have two positively charged ends held together by a chemical linker. The composition of the dications, with positive charges on both ends (shaped like molecular barbells), allows dications to bind (similar to a band-aid) to the negatively charged key sites of an infectious organism's DNA. The bound dications block life sustaining enzymes from attaching to the DNA's key sites, thereby killing the infectious organism.

            The dication technology is the result of a research program developed by scientists at The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium"). We entered into an agreement with the Scientific Consortium, dated January 15, 1997, as amended, and a License Agreement, dated as of January 28, 2002 (collectively, the "Consortium Agreement"), to commercialize product candidates resulting from the Scientific Consortium's research, including the dication technology.

            We have commenced a 350-patient, open label Phase IIb human clinical trial with our first oral drug candidate, DB289, to treat African sleeping sickness (Trypanosomiasis). In an open label clinical trial, all patients in the study receive the active compound and no patients receive a placebo. Assuming results consistent with our prior trials, we believe we will be able to accept orders for sales of DB289 for limited distribution in certain African countries in the fourth quarter of calendar year 2003 or first quarter 2004. We believe we will be able to synthesize and deliver commercial quantities of DB289 within nine months after orders for sales are accepted. We anticipate engaging our existing and new pharmaceutical manufacturers to produce DB289 for the above referenced sales. We will concurrently seek final foreign regulatory approvals to distribute the product into the selected countries which we expect may take several months or longer to complete.

            We have entered into an arrangement with a Hong Kong entity, whereby we acquired real property located in a "free trade zone" in the People's Republic of China ("PRC") on which we have the option, through an entity named Immtech Hong Kong Limited, to construct a pharmaceutical manufacturing facility to produce our future products. We do not have any commercially available products, nor do we expect to have any commercially available products for sale until after March 31, 2004, if at all.

            For the fiscal year ended March 31, 2003, we had revenues of $1,608,849 and a net loss of $4,679,069. The management of the Company believes it has sufficient capital for operations through August 2004. There is no guarantee that we will not need additional funds before then or that sufficient funds will be available after June 2004 to fund further operations.

            A predecessor of the Company was incorporated under the laws of the State of Wisconsin on October 15, 1984, and subsequently merged into the current Delaware corporation on April 1, 1993. Our executive offices are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061, telephone number (847) 573-0033 or toll-free (877) 898-8038.

            We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC"), under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our Internet website, http://www.immtech-international.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Information on our website is not a part of this report.

            Generally, when we use the words "we," "our," "us," "Company" or "Immtech" in this report, we are referring to Immtech International, Inc.

Grants and Funding

Gates Foundation Grant to the Research Group

            In November 2000, The Bill & Melinda Gates Foundation ("The Gates Foundation") awarded a $15.1 million grant to a research group led by UNC to develop under a research agreement new drugs to treat African sleeping sickness and Leishmaniasis.

            In April 2003, The Gates Foundation granted to the research group an additional $2.7 million to accelerate DB289 testing to treat African sleeping sickness.

            Trypanosomiasis is a parasitic disease that is spread by tsetse flies in sub-Sahara Africa where 60 million people live. There are an estimated 750,000 new cases of African sleeping sickness in this region each year. It is estimated by Doctors Without Borders that 65,000 people die each year from the disease. Existing treatments for Trypanosomiasis can be highly toxic and cannot be administered orally. Trypanosomiasis is fatal if left untreated.

            Leishmaniasis is a parasitic disease that affects more than twelve million people in arid and tropical regions of the world. The leishmania parasite is often spread by sand flies.

            The Gates Foundation grant funds research and development of potential treatments for these two diseases through a research group led by UNC and consisting of Immtech and five other universities and research centers around the world which collectively employ scientists considered to be the foremost experts in one or both of these diseases.

Clinical Research Subcontract with UNC

            On March 29, 2001, we entered into a clinical research subcontract ("Clinical Research Subcontract") with UNC, funded by The Gates Foundation $15.1 million grant, under which UNC is to pay to us $9.8 million in installments over a period not to exceed five years based on our achieving certain milestones (approximately $7.7 million of which has been paid to us to date). Under the terms of the Clinical Research Subcontract, we are responsible for the oversight of Phase II and Phase III human clinical trials of the drug candidate DB289 for potential use to treat Trypanosomiasis. The terms of the Clinical Research Subcontract require us to segregate the Clinical Research Subcontract funds from our other funds and to use the proceeds only for developing a drug for treatment of Trypanosomiasis. We have or will receive The Gates Foundation grant funds under the Clinical Research Subcontract as follows: (a) $4.3 million has been received to fund Phase II clinical trials to test DB289's effectiveness against Trypanosomiasis in 30 to 40 patients, (b) $1.4 million was paid to us in September 2002 upon the successful completion of our Phase IIa clinical trial,
(c) $2.0 million was paid to us in December 2002 upon the delivery the final Phase IIa report in respect of the Phase II clinical trial and (d) we anticipate receipt of $2.1 million to fund Phase IIb and Phase III clinical trials to test compound DB289's effectiveness against Trypanosomiasis on a larger, more diverse group of patients in calendar years 2003 and 2004.

            We have received a $1,025,201 initial payment of a $2,466,475 million research sub-contract from UNC based on the $2.7 million grant from The Gates Foundation to be used to accelerate the development of DB289 to treat African sleeping sickness (Trypanosomiasis). These funds will be used to (i) expand on-going Phase IIb/III clinical trials of DB289 for treatment of African sleeping sickness by adding additional clinical sites and increasing patient enrollment in several sub-Sahara African nations, (ii) implement an improved method of synthesizing DB289 to reduce drug manufacturing costs and (iii) improve DB289's formulation to facilitate increased drug delivery concentration into blood circulation.

            In September 2002, we completed our Phase IIa study of DB289 in the Democratic Republic of the Congo for treatment of Trypanosomiasis. Initial results showed that the compound was well tolerated and over 95% of the patients treated were cured (patients evaluated three and six months after treatment were still parasite free). Based upon the promising results obtained in the Phase IIa clinical trials, The Gates Foundation granted an additional $2.7 million to accelerate the enrollment of the Phase IIb/III clinical trials.

            In the ongoing Phase IIb Trypanosomiasis human clinical trials, patients are being monitored to determine DB289's safety and effectiveness. Phase IIb monitoring includes EKG monitoring, blood sampling to check clinical chemistry and hematology parameters and various other clinical measurements and tests (including the clearance of parasites from blood). The Phase IIb Trypanosomiasis trial is an open label randomized study currently conducted in approximately 350 patients at two large clinical sites in Maluku and Vanga in the Democratic

Republic of the Congo. At the conclusion of these trials, we intend to commence a Phase III trial that will include patients from additional sites in Africa. Three new sites in remote villages will be added after 80 patients have completed their treatment in the two larger centers. We intend the clinical sites in the remote villages to have up to 250 patients enrolled with lower levels of monitoring applied.

            We hope obtain governmental approvals for compassionate use to commercially distribute DB289 to treat Trypanosomiasis in several African nations (the nations where we currently are conducting human trials) before the end of 2004. Prior to obtaining such approval, we anticipate receiving from charitable foundations a purchase order and advance payment for DB289 with expected delivery of commercial quantities four to eight months after order, subject to obtaining at least one governmental approval.

            We expect later this year, based on input from the scientists who conducted pre-clinical animal studies of certain dication compounds and on other factors, including our economic appraisals of the leading compound candidates, to select a compound to be tested for potential use against Leishmaniasis. If a compound is not selected, The Gates Foundation has allowed the UNC led research group to drop the program and invest the funds ear-marked for this project in other research programs that are agreed to by The Gates Foundation.

            The Clinical Research Subcontract will continue in effect until November 17, 2005, unless otherwise terminated by a material breach by either party.

Research Agreement

            On January 15, 1997, we entered into a Consortium Agreement with UNC and Pharm-Eco Laboratories, Inc. ("Pharm-Eco") (to which each of Georgia State, Duke University and Auburn University agreed shortly thereafter to become a party). The Consortium Agreement provided for dications developed by the Scientific Consortium-members to be exclusively licensed to us for global commercialization. As contemplated by the Consortium Agreement, on January 28, 2002, we entered into a License Agreement with the Scientific Consortium whereby we received the exclusive license to commercialize all future technology and compounds developed or invented by one or more of the Scientific Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement our license with the Scientific Consortium with regard to compounds developed on or prior to January 15, 1997. The Consortium Agreement provides that we are required to pay to UNC on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from any commercialized products.

            The Scientific Consortium members have thus far designed, synthesized and tested approximately 1,600 dications and are continuing to develop more dications using proprietary technology. One or more of the universities comprising the Scientific Consortium have patents covering the molecular structure of the dications, as well as in some cases particular uses of a compound for potential treatment of a disease or infection. Pursuant to the Consortium Agreement, Pharm-Eco agreed to transfer to us the worldwide exclusive license to use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on dications developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to Pharm-Eco. In March 2001, Pharm-Eco assigned the license to us. The January 28, 2002, License Agreement grants to us a similar worldwide exclusive license covering products based on dicationic technology developed by the Scientific Consortium after January 15, 1997 and incorporates the exclusive license assigned to us by Pharm-Eco in March 2001. The Consortium Agreement has provided us with rights to the Scientific Consortium's library of approximately 1,600 existing dications and to all future technology be designed by the Scientific Consortium. The Scientific Consortium scientists are considered to be among the world's leading experts in infectious diseases, computer modeling of dicationic pharmaceutical drugs and computer-generated drug designs.

            Members of the Scientific Consortium have laboratory testing systems for screening dications for activity against specific microorganisms (using both laboratory and animal models). UNC and Georgia State have over 25 years of experience in making dication compounds and have developed proprietary computer models which simulate the binding of dications to DNA. Georgia State's proprietary computer modeling technology enhances the understanding of how dications bind to DNA, which improves our ability to custom design drugs with anti-infective activity against specific diseases. Generally, patents for the dication structures and uses are issued to the scientist who "invents" the dication or use. Then, pursuant to the scientist's employment arrangements, the patents are assigned to the employing university, and, through the License Agreement, to us through an exclusive worldwide license to such dication structures or use for commercialization. Under the License Agreement, we must reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as we choose to retain the license to such patents.

Confidentiality, Testing and Option Agreement with Neurochem, Inc.

            On April 22, 2002, we entered into a Confidentiality, Testing and Option Agreement (the "Confidentiality, Testing and Option Agreement") with Neurochem, Inc. ("Neurochem"), a Canadian corporation, to supply Neurochem with selected cationic compounds for the testing, evaluation and potential future licensing of such compounds for (i) the treatment and diagnosis of amyloidosis and the related underlying conditions of Alzheimer's Disease, cerebral amyloid angiopathy, primary amyloidosis, diabetes and rheumatic diseases and (ii) the treatment of conditions related to secondary amyloidosis. Prior to entering into this Confidentiality, Testing and Option Agreement, Neurochem had identified certain of our patented cationic compounds with positive activity regarding the above diseases and diagnostic programs. Pursuant to the terms of the Confidentiality, Testing and Option Agreement, Neurochem had ten months to exercise its right to license for the uses identified any or all of the tested compounds that showed positive activity in exchange for certain milestone and royalty payments to us.

            On April 4, 2003, Immtech sent a letter to Neurochem indicating that the Confidentiality, Testing and Option Agreement had expired. In addition, Immtech notified Neurochem that it discovered that Neurochem had, in breach of the terms of the Confidentiality, Testing and Option Agreement, filed a patent application without Immtech's knowledge or consent that contained information concerning compounds delivered to Neurochem pursuant to the Confidentiality, Testing and Option Agreement. Immtech informed Neurochem that it intended to investigate Neurochem's actions and reserved all of its legal rights. Since April 4, 2003, Immtech has held discussions with Neurochem to attempt to understand and resolve the situation. Immtech has since discovered that Neurochem has filed other patents, which may affect Immtech and the Scientific Consortium's intellectual property rights. Immtech has retained litigation and patent counsel and intends to vigorously defend its property and rights.

Clinical Trial Sites

            On March 28, 2002, the Food and Drug Administration ("FDA") approved the export of the drug candidate DB289 to the Democratic Republic of the Congo ("DRC") for Phase IIb testing of the effectiveness of the dicationic compound against African sleeping sickness. The Phase IIb clinical trial will be conducted in 5 sites in the DRC, including two larger sites currently performing extensive monitoring of patients; and three future sites in smaller remote commercial villages, that will perform less extensive monitoring of patients. The added testing sites will permit increased enrollment patent rates for the Phase IIb and III clinical trials.

            In April 2002, we received approval from the government of Peru and completed a pilot Phase IIa clinical trial of DB289 to treat Pneumocystis carinii pneumonia ("PCP"). PCP is a fungus that overgrows the air sacs in the lungs of immunosuppressed patients, causing pneumonia that can be life-threatening if not treated. A second Peruvian trial in 30 to 40 PCP patients is being conducted using a higher drug dosage than the pilot study. We believe the increased dosage will reduce the time it takes for patients to demonstrate lung capacity improvement. We expect to have sufficient patient subscription to evaluate the effectiveness of DB289 for treatment of PCP by the end of June 2003.

            A third Phase IIa trial to treat Malaria patients with the drug DB289 was commenced in Thailand in June 2003. We expect the Thailand Malaria clinical trial in 32 patients to take approximately four months to complete.

Immtech Hong Kong Limited

            On January 13, 2003, we entered into an agreement with an investor who owned, through Lenton Fibre Optics Development Limited ("Lenton"), a Hong Kong company, a 1.6+ acre commercial real estate parcel located in a "free-trade zone" called the Futian Free Trade Zone, Shenzhen, in the PRC. The company operates under the name Immtech Hong Kong Limited and plans to construct and operate a pharmaceutical manufacturing facility capable of producing commercial quantities of our future pharmaceutical products on the commercial property. We believe Immtech Hong Kong Limited will benefit by constructing its manufacturing plant in the Futian Free Trade Zone because it will be allowed to import equipment and materials, export products and sell products produced there in the PRC all on a tax-free basis. We intend, once the facility is built and government approvals are obtained, to engage Immtech Hong Kong Limited to manufacture for commercial distribution our pharmaceutical products intended for sale in Asia, Africa and other selected regions.

            We purchased an 80% interest in Lenton pursuant to the terms of a Share Purchase Agreement by issuing to the investor 1,200,000 unregistered shares of our Common

Stock, $0.01 par value ("Common Stock"). The parties have also entered into a Shareholders' Agreement that sets forth the parties' agreement as to the affairs of Immtech Hong Kong Limited and the conduct of its business.

Market Listing

            On December 2, 2002, we were notified by a NASDAQ Listing Qualifications Panel (the "Panel") that the Panel had determined to delist our Common Stock from the NASDAQ SmallCap Market effective with the open of business on December 3, 2002. In its notice, the Panel stated that we failed to maintain NASDAQ SmallCap Market continued listing requirements and failed to meet the terms of an exception under which we had remained listed. Our Common Stock commenced trading on the NASDAQ OTC Bulletin Board on December 3, 2002.

                               Product Candidates

Pharmaceutical Products - Dications

            Our pharmaceutical program focuses on the development and commercialization of oral drugs to treat fungal, parasitic, bacterial and viral diseases. This technology is the result of extensive research at several universities focused on understanding how dications bind to the "key sites" in the "minor groove" of the DNA of infectious microorganisms. Dications have two positively charged ends that are held together by a chemical linker. The structure of the dications, with positive charges on both ends (shaped like molecular barbells), allows dications to bind to the negatively charged key sites in the minor groove (the sites where enzymes interact with DNA) of an organism's DNA (covering the site like a band-aid). When dications bind to the DNA key sites, life-sustaining enzymes that interact with the DNA are prevented from attaching, thus killing the infectious organism.

            Pentamidine (a drug marketed by several pharmaceutical companies) was the prototype drug used by researchers at UNC to understand the mechanism by which dications interact with DNA. Pentamidine, which can only be administered intravenously or via inhalation, is difficult to administer and distribute and has a narrow dosage margin of safety and tolerance. Pentamidine has been shown to be toxic if incorrectly administered and after prolonged use.

            Researchers at UNC discovered that much of Pentamidine's toxicity was the result of bi-products formed when the drug breaks down within the body. This discovery led Scientific Consortium researchers to design a new class of compounds with a more stable molecular structure. Laboratory and animal testing demonstrated that the compound we have chosen to treat PCP and Trypanosomiasis is less toxic than Pentamidine. These newly designed dications also proved in laboratory and animal tests to be more effective in some cases than Pentamidine. The methodology used by UNC and the other Scientific Consortium researchers to develop these new dications evolved into the Scientific Consortium's platform technology for designing dications. The Scientific Consortium is using this platform technology to design new treatments for a wide range of infectious diseases.

            We completed a multi-dose Phase I human clinical trial of our lead dication DB289 in May 2001. In this trial, DB289 was shown to be safe to humans at dosage levels expected to be effective in treatment of the diseases targeted. In the DB289 Phase I study, of the 72 volunteers who completed the study, 26 were given a single oral dose, 24 multiple oral doses, and 22, a placebo. The study was designed to evaluate the safety and pharmacokinetics (pharmacokinetics is the study of a drug's effect on the body from absorption until excretion) of three dosage levels of DB289 administered twice a day over a period of six days. In addition to the safety studies, 12 of the approximately 40 volunteers that were given the active drug participated in a secondary study to determine whether food affected absorption through the digestive membranes. The studies showed that DB289 passed easily through the digestive membrane and the drug was active (as designed) for several hours in the bloodstream. In addition, volunteers tested at the highest dosage levels in the multi-dose segment of the trial did not display any specific side effects, and the post-test EKGs, clinical chemistry and hematology parameters of those volunteers were all within normal ranges. The drug concentration levels in the blood were similar to levels that showed effectiveness in animal models on both PCP and Trypanosomiasis.

            In September 2002, we completed Phase IIa human clinical trials of DB289 to treat Trypanosomiasis. Initial trial results demonstrated that DB289 was well tolerated by trial participants and approximately 95% of the patients treated were cured. Phase IIa trial participants were requested to attend a follow-up exam three and six months after the conclusion of their treatment; all the patients who returned continued to be free of the Trypanosomiasis parasite. The remainder of the patients studied did not return for the three and six month exams and were therefore excluded from the "percentage cured"; actual results are unknown.

            We have commenced a Phase IIb human clinical trial of DB289 in the Democratic Republic of the Congo and are planning to add sites in several other African nations. The Phase IIb human clinical trial is to be conducted at five testing sites, one of which recently concluded the Phase IIa human clinical trial and at one new site near an industrial center. The original site and the new site near the industrial center commenced testing in March 2003 and will continue high level testing and monitoring of patients. The other three sites will be added in the second and third calendar quarters of 2003 and will be located in remote villages, where a lower level of monitoring is planned. We intend to include approximately 350 patients in the Phase IIb, open label, randomized clinical trial.

"Prodrug" Technology

            One of our most significant research developments was the discovery of drug delivery technology to make dication drugs orally deliverable. This proprietary technology temporarily masks the positive charges of the dication, enabling the active compound to move easily across digestive membranes into blood circulation. Once the drug is in blood circulation, the masking charges are removed by naturally occurring enzymes (found in the blood) thereby releasing the active drug. Dications do not readily pass through digestive membranes without this proprietary "Prodrug" technology because the stomach lining is also negatively charged and therefore most dications would remain in the intestinal tract and in time be excreted from the body. Until now, the inability to deliver the active compound across the digestive membrane into the bloodstream had reduced the attractiveness of dications as oral treatments for diseases via the body's bloodstream. Scientists from Scientific Consortium universities have patented four Prodrug synthesis methods that temporarily mask or reduce dications' positive charges while in the digestive system. This oral delivery system has made dications as a group significantly more attractive for commercial development.

            On February 26, 2003, Scientific Consortium members were granted a patent by the U.S. Patent Office entitled "Prodrugs for Antimicrobial Amidines" for a new proprietary technology to synthesize and manufacture dication and other compounds with Prodrug technology. This patent protects a substantially advanced process for economically producing orally deliverable drugs designed to treat infectious diseases such as fungal infections, Malaria, Tuberculosis, Hepatitis C, Pneumocystis carinii pneumonia and tropical medicine diseases, including African sleeping sickness (Trypanosomiasis) and Leishmaniasis. Application of Prodrug technology is not limited to our products, and the Company may sub-license the Prodrug process to other drug manufacturers for use on other compounds designed to be ingested and then activated in the blood stream.

DB289

            DB289 is a dication that utilizes Prodrug oral delivery technology to deliver the active drug to the blood circulation. With Prodrug technology, DB289 is designed to be self-administered making it practical in developing countries and substantially less expensive to administer than drugs like Pentamidine, which may only be delivered either through inhalation or intravenously. In May 2001, we completed a Phase I safety trial of DB289 in human volunteers. The single and multi-dose trials demonstrated that DB289 was well tolerated by the volunteers. The drug reached blood levels in the Phase I volunteers that were equivalent to those shown to be effective in animal trials of disease treatment. We are conducting the following DB289 Phase II human trials:

-------------------------------------------------------------------------------
Clinical Trial  Trial Design / Phase       Expected Result        Sites
-------------------------------------------------------------------------------

DB289

Trypanosomiasis o Phase IIb                o Safety               o Democratic
                o 350 patients - stage 1   o Clearance of           Republic of
                   disease                   parasite from blood    the Congo
                o Oral dosing for 5 days                            (5 sites)
                   (BID)
                o Open label - randomized
                   comparison to
                   pentamidine

o Malaria       o Phase IIa                o Safety               o Thailand
                o 30-40 patients           o Clearance of
                o Oral dosing for 5 days     parasite from blood
                o Open label

o PCP           o  Phase IIa               o Safety               o Peru
                o  30 patients who failed  o Improved lung
                   standard treatment        function
                o  Oral dosing up to 21    o Improved clinical
                   days                      signs
                o  Multiple dose levels

            Based upon successful results of the Trypanosomiasis Phase II/III clinical trials currently underway, we believe we will obtain regulatory approval to deliver DB289 for treatment of Trypanosomiasis in the countries where our clinical test sites are located and in other African nations. Pending regulatory approval, the Company believes that charitable foundations will purchase commercial quantities of DB289 to distribute in those countries where Trypanosomiasis is endemic. We anticipate commencing a Phase III trial of DB289 for treatment of Trypanosomiasis at the conclusion of the Phase IIb trial expected in late 2003. This Phase III trial is to test the drug's effectiveness in a larger population of patients in different regions of Africa.

DB075

            DB075, the parent drug of DB289, is a dication compound designed to be active in the intestinal tract to treat the infectious disease Cryptosporidiosis (one of the most common infections of the intestinal tract). DB075 is made up of two positively charged ions connected by a chemical linker and since it is desirable for DB075 to remain and be active in the intestinal tract, the natural negative charge of digestive membranes prevents high levels of absorption of the drug candidate into the blood stream.

            We are seeking a governmental or foundation sponsor to support a Phase I human trial of DB075 for treatment of Cryptosporidiosis. Subject to obtaining funding support, DB075 is scheduled to begin clinical trials in 2003 according to the parameters listed below.

--------------------------------------------------------------------------------
Clinical Trial              Trial Design / Phase         Expected Result
--------------------------------------------------------------------------------

DB075 (parent
 drug of DB289)

Diarrhea/Cryptosporidiosis  o Phase I/IIa                o Safety
 (outside funding           o 30-40 people in normal     o Pharmacokinetics
 required)                    health                       (absorption and
                            o Oral dosing - dose levels    distribution in the
                            o Multiple dose (5-10 days)    body)
                                                         o Decrease severity and
                                                           length of diarrhea

                                    Strategy

            Our strategy is to develop oral drugs effective against infectious diseases by utilizing the dicationic platform technology. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the World Health Organization. Relatively few new drugs for treatment of infectious diseases have been brought to market during this period. New antibiotics are needed to overcome the problems of multi-drug resistance and the increasing number of new pathogens that are causing diseases in the world.

            We intend to proceed with the development and commercialization of dications for drug products pursuant to our agreement with the Scientific Consortium as follows:

      o Conclude DB289 Phase II and Phase III trials targeting PCP and Trypanosomiasis;

      o Conclude Phase IIa trials of DB289 for treatment of Malaria before evaluating next steps;

      o   Generate revenues through the sales of drug products;

      o Identify additional dications to take into human clinical trials to further our TB and antifungal programs;

      o Create joint ventures with pharmaceutical and biotechnology companies interested in developing treatments with the dicationic platform to treat other diseases; and

      o Co-develop our pharmaceutical cancer program with a joint venture partner or a pharmaceutical company partner.

            Our strategy is to commercialize dications and generate revenues first in niche markets through selling drugs for compassionate use and taking advantage of fast track FDA or corollary foreign approvals where permitted and to work with academic institutions and foundations to support drug development. We seek to simultaneously develop treatments for infectious diseases, such as fungal infections, with substantial markets that afflict large populations of people through strategic joint ventures. We believe that our first product candidates demonstrate the power and versatility of the dication and Prodrug platform technologies to expedite acceptance and regulatory approval of our product candidates in "main stream" markets.

            We will continue to manage and oversee the results of research by the Scientific Consortium and to use business-sponsored research programs, government grants, strategic joint ventures and other forms of collaborative programs to advance product commercialization. We consider our current collaborative relationships significant to the successful development of our business and we plan to enter into additional arrangements in the future to develop, manufacture and market not only the product candidates on which we are currently focused, but also those dications which the Scientific Consortium members are developing for future commercialization.

                                 Target Markets

Trypanosomiasis

            The World Health Organization estimates that there are 500,000 to 750,000 active cases of human Trypanosomiasis in central Africa and another 60 million people that are at risk of contracting the disease. A World Health Organization survey suggests that an "epidemic situation" for Trypanosomiasis exists in the sub-Sahara region of Africa. Epidemic levels are also being approached in Angola, Sudan, Uganda and the Democratic Republic of the Congo. Trypanosomiasis is fatal if left untreated.

            In September 2002, we completed a Phase IIa study of DB289 for treatment of Trypanosomiasis in the Democratic Republic of the Congo. In this study, we confirmed the effectiveness of DB289 to treat Trypanosomiasis; over 95% of the patients treated were cured (patients evaluated three and six months after treatment were still parasite free). UNC, through the Clinical Research Subcontract funded by The Gates Foundation, advanced approximately $3.4 million in milestone payments to us for the continuation of this study on an additional 300 to 350 patients. The Gates Foundation has also granted an additional $2.7 million to a research group led by UNC (of which the Company is to receive under the Clinical Research Subcontract

$2.4 million), in addition to the $15.1 million granted to UNC, to accelerate the enrollment of our Phase IIb study.

            If results of our Phase IIb clinical trials for Trypanosomiasis currently underway are similar to our previous human trial results, we believe we will obtain regulatory approval to deliver DB289 in the countries where our clinical test sites are located and in other African nations for treatment of Trypanosomiasis. Pending such regulatory approvals, we believe that charitable foundations will commit to purchasing commercial quantities of DB289 from the Company to distribute in countries where Trypanosomiasis is endemic.

Malaria

            In June 2003, we commenced a Phase IIa clinical trial of DB289 targeting the Malaria parasite (Plasmodium vivax and Plasmodium falciparum, the most common and drug-resistant deadly strains) at a clinical site in Thailand. In safety and efficacy studies conducted in humans and in vitro studies performed at the Swiss Tropical Institute, DB289 reached levels in the blood expected to be effective to treat Malaria in humans. DB289 demonstrated positive activity against several forms of Malaria used as surrogates for the human disease in animal model studies (mice). DB289 has shown positive activity against both common and known drug resistant strains of Malaria, including activity against chloroquine-resistant strains of Malaria. Chloroquine is the drug most frequently used to treat Malaria in developing countries. The dose proposed for the Phase IIa trial is similar to the dosage proven safe in our Trypanosomiasis studies.

            Malaria is the second most deadly infectious disease in the world and is a significant problem for over 2.4 billion people in the world exposed to the mosquito-borne disease. Malaria, which affects 300 to 500 million people each year, is especially devastating to children under the age of five. In Africa and other areas of the world with high incidences of Malaria, the fatality rate in children is very high. It is estimated by the World Health Organization that over one million children die every year from Malaria in countries where the disease is endemic. The Global Fund to Fight AIDS, Tuberculosis and Malaria, of which The Gates Foundation is a member, is supporting the development of new oral drugs for safe and effective treatment of patients with drug-resistant forms of Malaria.

            We have received a funding commitment of approximately $668,000 from Medicine for Malaria Ventures and in June 2003 we commenced Phase IIa human clinical trials of DB289 for treatment of Malaria in Thailand.

Antifungal Program

            In cooperation with scientists from Duke University, UNC and Georgia State, we are progressing on the selection of a new antifungal drug candidate. Scientific Consortium scientists have identified several compounds with potential to treat both Candida and Aspergillus, two infections that in the aggregate account for over 90% of the systemic fungal infection drug market. Our goal is to advance a lead compound into pre-clinical development in 2003.

            In vitro laboratory studies conducted at Duke University have identified over 30 dications that display positive antifungal activity across three types of fungi (Candida, Aspergillus and Cryptococcus), including activity against fungi which had previously been shown to be drug resistant. Duke has developed animal models for testing these lead dication candidates for antifungal activity in laboratory and computer model studies.

            Duke researchers have developed an animal model of Aspergillus and are testing dication compounds in this model. In addition, Duke University continues to evaluate new compounds in an animal model of Candida. Our goal is to identify an active compound in 2003 that will be advanced to human clinical trials.

            The market for an effective antifungal drug is estimated in 2003 to be $4 billion annually and growing rapidly due to the increasing number of patients who are susceptible to fungal diseases, such as patients undergoing cancer chemotherapy, patients with HIV and those who have undergone organ transplants. In addition, the frequency of nosocomial infection (infection acquired while being treated in a hospital) caused by fungi has increased drastically and is now the third most common cause of sepsis, replacing Escherichia coli ("E. coli"). Sepsis is an infection that quickly overwhelms the immune system and can lead to sudden death. Recently, strains of fungi have developed that are resistant to currently available treatments. There is a significant opportunity for new orally-deliverable drugs effective against specific strains of fungi as well as drugs with broad spectrum effectiveness across fungal strains.

Tuberculosis

            We are working with Dr. Scott G. Franzblau's laboratory, The Institute for Tuberculosis Research at the University of Illinois-Chicago ("UIC"), to develop a new drug to combat drug-resistant strains of Mycobacterium Tuberculosis ("TB"). Tests conducted at Dr. Franzblau's laboratory have identified dication compounds with positive activity against the most common and drug resistant forms of TB. We are working with UIC to obtain grants to further its TB research and ongoing studies with dication compounds.

            TB is the world's number one killer among infectious diseases and is the cause of over two million deaths per year worldwide, according to the World Health Organization and the U.S. Centers for Disease Control (the "CDC"). The CDC reports that about two billion people, including 15 million Americans, are infected with TB. The disease is spreading rapidly in developing countries in Asia, Africa and South America, and is becoming increasingly problematic in developed countries. Japan declared TB as its most threatening disease. Even the United States is seeing an alarming increase in TB cases. The combination of the rapid spread of TB and the appearance of multi-drug resistant strains of the TB organism make TB a major health threat throughout the world. TB is an elusive infection to treat. The organisms that cause the disease can "hide" inside white blood cells and tissues where exposure to drugs is avoided. To be effective, a drug must locate and eliminate the TB organisms inside those white blood Trypanosomiasis

            The World Health Organization and the National Institutes of Health ("NIH") have significantly increased research efforts to discover drugs to treat TB. Their research is focused on developing oral drugs that are effective against drug resistant strains of TB and the creation of therapies to shorten the treatment period required to eradicate the disease. Their overall target is to reduce the current nine- to 18-month treatment period down to a two- to six- month period.

            NIH researchers have screened over 500 of the Scientific Consortium's dication compounds as potential treatments of TB. NIH screening tests have identified approximately 10 to 15 dications with activity comparable or superior in performance to drugs currently available to treat TB. Our goal is to identify an oral drug candidate potent against TB and safe to the patient within the next 12 months.

            Dr. Franzblau is a leading expert in TB treatment. For six years prior to joining the UIC, Dr. Franzblau led the NIH-funded, anti-TB screening program at the National Hansen's Disease Center at Louisiana State University. Georgia State and UNC are designing and synthesizing the compounds for testing at UIC based on the substantial information gleaned from in vitro and in vivo testing of various compounds.

Cryptosporidiosis parvum

            Cryptosporidiosis parvum is one of the most common infections of the intestinal tract. Cryptosporidium is a parasite that causes severe diarrhea and wasting and is often fatal in immunosuppressed patients. Currently, no drug is available to treat Cryptosporidiosis. DB075, the parent drug of DB289, is designed to block life-sustaining enzymes from binding to the key sites of Cryptosporidium's DNA, thereby killing the organism. DB075, which is not a Prodrug (Prodrug is a drug delivery technology designed to make dications orally deliverable), is designed to remain and work directly in the digestive tract where the Cryptosporidiosis parasite is resident, with limited absorption across the digestive membranes into the bloodstream. Restricting DB075 to the digestive tract substantially reduces the possibility of adverse side effects. We have specifically targeted finding a treatment for Cryptosporidiosis because the FDA permits "fast-track" approvals of drugs that treat diseases like Cryptosporidiosis for which there currently exists no acceptable treatment.

Hepatitis C

            A report by the CDC found that 4.5 million people in the United States are infected with the HCV, the most common chronic blood-borne infection in the United States and a leading cause of liver disease. The World Health Organization has estimated that 170 million people worldwide have chronic HCV infections and that five million people in Western Europe are chronically infected with the HCV. The prevalence of the disease is expected to remain high for several decades due to the lack of drugs to treat or a vaccine to prevent transmission of the disease, according to the Medscope Resource Center.

            Currently, no test exists which will accurately predict the effectiveness of a drug for treatment of HCV. Scientists at Auburn have screened some of the Consortium's dicationic compounds using a bovine viral diarrhea virus ("BVDV") as a surrogate virus for HCV to gauge the potential effectiveness of dications. Auburn scientists have screened over 150 of those compounds using the surrogate assay to identify dications with potential activity against HCV. The Company plans to screen the active compounds identified at Auburn in a newly developed

HCV assay developed by the National Institutes of Health ("NIH"). The NIH assay replicates a part of the HCV virus that can be used to identify compounds which have activity against the human HCV virus. The screening program with the NIH should be completed in calendar year 2003.

Leishmania

            Over 355 million people in 88 countries are exposed to Leishmania and 12 million people in arid and tropical countries have the disease. Leishmania is caused by a parasite spread by sand flies that bite and infect humans.

            As part of the Clinical Research Subcontract under The Gates Foundation grant, we are working with The London School of Hygiene and Tropical Medicine in England ("The London School"), Ohio State University ("Ohio State"), UNC and Georgia State to develop a drug to treat Leishmaniasis. Initial work on Leishmania was sponsored by a grant from the Walter Reed Hospital, U.S. Army. The U.S. military is interested in developing a new treatment for Leishmaniasis because U.S. soldiers are often sent to places where the Leishmania parasite is prevalent and soldiers sometimes return home infected with the disease. The London School and Ohio State have subcontracted with the Scientific Consortium to screen drug candidates supplied by UNC and Georgia State. The London School and Ohio State researchers have performed laboratory screening of 150 Scientific Consortium compounds for activity, have tested over 20 dicationic compounds for activity in animal tests and have identified several compounds with activity equivalent to drugs currently used to treat Leishmaniasis. The program scientists will evaluate drug candidates through 2003 and if a suitable candidate is not then identified, the grant funds otherwise allocated to the Leishmania program will be used to support one of our other grant-restricted programs.

                                  Manufacturing

Pharmaceutical Products

            We have an agreement with Regis Technologies, Inc. ("Regis") to produce eight kg of good manufacturing practices ("GMP") grade DB289 for clinical testing and early commercialization needs. Regis has produced a one kilogram GMP batch of DB289 which we are using in clinical trials for Trypanosomiasis, PCP and other diseases. Regis is a full-service drug synthesis and chemical services company that has synthesized numerous compounds and advanced them into clinical testing and commercialization. Regis is known internationally for providing quality contract manufacturing services to large pharmaceutical firms. Regis has experience in manufacturing pharmaceuticals under FDA guidelines.

Scientific Consortium

            Scientific Consortium members, specifically the combinatorial chemistry laboratory at Georgia State University and the synthetic chemistry laboratory at UNC, have the capability to produce and inventory small quantities of all of the dications under license to us. To date, Georgia State University and UNC have produced and supplied all of the dications requested in the quantities required under the testing agreement with a third party. The third party tested over 100 dication compounds for activity against and diagnosis of amyloidosis and the related underlying conditions of Alzheimer's Disease, cerebral amyloid angiopathy, primary amyloidosis, diabetes, rheumatic diseases and treatment of conditions related to secondary amyloidosis. We believe Scientific Consortium members will produce and deliver small quantities of compounds as needed for testing and commercialization purposes.

Immtech Hong Kong Limited

            We have entered into an arrangement with an investor, whereby we acquired an 80% interest in a Hong Kong company that holds title to developable commercial real property located in a "free trade zone" in the PRC on which we intend, through the entity Immtech Hong Kong Limited, to construct and operate a pharmaceutical manufacturing facility to produce commercial quantities of our future products.

                                   Competition

            Competition in the pharmaceutical and biotechnology industries is intense. Factors such as scientific and technological developments, the procurement of patents, timely governmental approval for testing, manufacturing and marketing, availability of funds, the ability to commercialize product candidates in an expedient fashion and the ability to obtain governmental approval for testing, manufacturing and marketing play a significant role in determining our ability to effectively compete. Furthermore, our industry is subject to rapidly evolving technology that could result in the obsolescence of any product candidates prior to profitability.

            Our competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. Many of our competitors have concentrated their efforts in the development of human therapeutics and developed or acquired internal biotechnology capabilities. In addition, many of these companies have extensive experience in pre-clinical testing and human clinical trials and in obtaining regulatory approvals. Our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. Competitors, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants. The timing of market introduction of our potential products or of competitors' products will be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, human clinical trials and regulatory approval processes and supply commercial quantities to market will influence our ability to bring a product to market.

            Our competition will be determined in part by the potential indications for which our product candidates are developed and ultimately approved by regulatory authorities. We rely on our collaborations with the Scientific Consortium members and other joint venture partners to enhance our competitive edge by providing manufacturing, testing and commercialization support.

                              Patents and Licenses

            Our pharmaceutical dications, including DB289 and DB075, are protected by patents secured by members of the Scientific Consortium. We have, pursuant to the terms of the Consortium Agreement, assumed the defense of all patents covering the dications we license.

            We consider the protection of our proprietary technologies and products to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. To date, we have obtained exclusive licensing rights to 181 dication patents. As of June 2003, we had been issued 101 patents in the United States and in various global markets and have numerous patent applications pending. Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995, and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. 132 of our patents, owned and licensed, including 33 U.S. patents, were submitted after June 8, 1995, including patents covering DB289, DB075 and our latest Prodrug formulation processes.

            Our policy is to file patent applications and defend the patents licensed to us covering the technology we consider important to our business in all countries where such protection is available and feasible. We intend to continue to file and defend patent applications we license or develop. Although we pursue and encourage patent protection and defend our patents and those licensed to us, obtaining patents for pharmaceutical drugs and their specific uses involves complex legal and factual questions and consequently involves a high degree of uncertainty. In addition, others may independently develop similar products, duplicate our potential products or design around the claims of any of our potential products. Because of the time delay in patent approval and the secrecy afforded the U.S. patent applications, we do not know if other applications, which might have priority over our applications, have been filed. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

            Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by at least several months. As a result, there can be no assurance that patents will be issued from any of our patent applications or from applications licensed to us. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We also rely in part on trade secret, copyright and trademark protection of our intellectual property. We protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Employees and consultants sign agreements to assign to us their interests in patents and copyrights arising from their work for us. Key employees also agree not to engage in unfair competition with us after their employment by using our confidential information. We have additional secrecy measures as well. However, these agreements can be breached and, if they were, there might not be an adequate remedy available to us. Also, a third party could learn our trade secrets through means other than by breach of our confidentiality agreements, or our trade secrets could be independently developed by our competitors.

                                     Patents

            Patents and patent applications for the chemical substance and use of pharmaceutical compounds to treat infections caused by PCP, TB, Cryptosporidium parvum, Giardia lamblia, Leishmania mexicana amazonesis, Trypanosoma brucei rhodesienes, various fungi, Plasmodium falciparum, HCV, BVDV and HIV have been filed by the scientists of the Scientific Consortium members. We have exclusively licensed, or have the right to exclusively license, any of such patents for commercialization. We are obligated to reimburse or pay for patent protection of any such drugs that we license for commercialization. Patents and patent applications also protect certain processes for making Prodrugs and the uses of compounds to detect and treat specific diseases as well as a patent for a new method for making chemical compounds that form dimers when they are bound to DNA. Dimers are two identical chemical molecules that attach to a DNA's key site in series to cover a larger section (double) of a DNA's key site.

            On February 26, 2003, Scientific Consortium members were granted a patent by the U.S. Patent Office entitled "Prodrugs for Antimicrobial Amidines" for a proprietary technology to synthesize and manufacture Prodrugs. The patent protects a substantially advanced process for economically producing orally deliverable drugs. This newly patented process, licensed to Immtech under the Consortium Agreement, reduces the number of steps required to make dications orally available and thereby reduces the cost to manufacture Prodrug enhanced drugs. We are investigating the potential to sub-license this new Prodrug process to other drug manufacturers for use with their compounds designed to be taken orally and then activated in the blood stream.

a) Patent Licenses

            Pursuant to the Consortium Agreement, licenses and options to license patents for the dications developed by the Scientific Consortium prior to January 15, 1997, which were previously licensed or optioned to Pharm-Eco, were transferred to us by Pharm-Eco as of March 2001. In accordance with the terms of the Consortium Agreement, we have obtained license rights to the patents covering the technology platform for making dicationic pharmaceutical drugs and to treat certain microbial infections with such products. To date, we have exclusively licensed 181 patents, which includes 51 U.S. patents. All of the patents on our dicationic product candidates have been filed by UNC jointly with the other academic institutions of the Scientific Consortium.

b) Patent Rights

            Since January 1997, as required under the Consortium Agreement, we have filed, together with Scientific Consortium members, approximately 94 patent applications, of which approximately 34 have been granted. The Consortium Agreement grants us the right to license for commercialization product candidates underlying the patents and patent applications for dications produced by the Scientific Consortium.

                              Government Regulation

            The development, manufacture and commercialization of drug products is subject to extensive regulation by both U.S. federal and, to a lesser extent, state governments and foreign governmental authorities in the areas in which our product candidates are tested and manufactured, and in which potential products may be manufactured or sold. The Federal Food, Drug and Cosmetic Act ("FDCA") and other federal statutes and regulations govern or influence, among other things, the development, testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical drugs. Pharmaceutical manufacturers are also subject to certain recordkeeping and reporting requirements, establishment registration and product listing, as well as FDA inspections.

            With respect to any non-biological "new drug" product with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full New Drug Application ("NDA"), including complete reports of pre-clinical, clinical and other studies, to prove the product's safety and efficacy. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if, among other things, the drug will be used to treat an indication for which the drug was not previously approved, or if the abbreviated procedure is otherwise not available. A manufacturer intending to conduct clinical trials in humans for a new drug may be required first to submit a Notice of Claimed Investigational Exception for an Investigational New Drug ("IND") to the FDA containing information relating to pre-clinical and clinical studies. INDs and full NDAs may be required to be filed to obtain approval of certain of our products, including those that do not qualify for abbreviated application procedures. The full NDA process, including clinical development and testing, is expensive and time consuming.

            Products being developed by us for sale in the United States may be regulated by the FDA as drugs or biologics. New drugs are subject to regulation under the FDCA, and biologics, in addition to being subject to certain provisions of the FDCA, are regulated under the Public Health Service Act. We believe that drug products developed by us or our collaborators will be regulated either as biologics or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing and before manufacturing and marketing of biologics and drugs.

            Obtaining FDA approval has historically been a costly and time consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct pre-clinical studies in the laboratory and in animals to gain preliminary information on a drug candidate's effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an IND application, which the FDA must review before human clinical trials of a drug candidate can begin. The IND application includes a detailed description of the pre-clinical data and investigations to be undertaken.

            In order to commercialize any potential product, we or our collaborators must sponsor and file an IND and be responsible for initiating and overseeing clinical studies that demonstrate the safety and effectiveness necessary to obtain FDA approval. For Company or collaborator-sponsored INDs, the sponsor will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety of the drug, involve fewer than 100 subjects and may take from six months to over one year to complete. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side-effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. In total, clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing and the FDA may require the modification, suspension or termination of a clinical trial if it concludes that an unwarranted risk is presented to patients.

            If clinical trials of a new product are completed successfully, then the product sponsor may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application ("ELA") before commercial marketing can commence. If the product is classified as a new drug, then the product sponsor must file an NDA with the FDA and receive approval before commencing commercial marketing. The NDA or PLA and ELA must include detailed information about the pharmaceutical drug or biologic and its manufacture and the results of product development, pre-clinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, then approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy the FDA's regulatory criteria for approval and deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is always subject to continual review and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

            The Drug Price Competition and Patent Restoration Act of 1984, known as the Waxman-Hatch Act, established abbreviated NDA ("ANDA") procedures for obtaining FDA approval for generic versions of many non-biological drugs for which patent or marketing exclusivity rights have expired and which are bioequivalent to previously approved drugs. "Bioequivalence" for this purpose, with certain exceptions, generally means that the proposed generic formulation is absorbed by the body at the same rate and extent as a previously approved "reference drug." Approval to manufacture these drugs is obtained by filing abbreviated applications, such as ANDAs. As a substitute for clinical studies, the FDA requires data indicating the ANDA drug formulation is bio-equivalent to the previously approved reference drug. The advantage of the ANDA approval mechanism, compared to an NDA, is that an ANDA applicant is not required to conduct pre-clinical and clinical studies to demonstrate that the product is safe and effective for its intended use and may rely, instead, on studies demonstrating bioequivalence to a previously approved reference drug.

            In addition to establishing ANDA approval mechanisms, the Waxman-Hatch Act fosters pharmaceutical innovation through such incentives as non-patent exclusivity and patent restoration. This Act provides two distinct exclusivity provisions that either preclude the submission or delay the approval of an ANDA. A five-year exclusivity period is provided for new chemical compounds and a three-year marketing exclusivity period is provided for changes to previously approved drugs that are based on new clinical investigations essential to the approval. The three-year marketing exclusivity period may be applicable to the approval of a novel drug delivery system. The marketing exclusivity provisions apply equally to patented and non-patented drug products. These provisions do not delay or otherwise affect the approvability of full NDAs even when effective ANDA approvals are not available. For drugs covered by patents, patent extension may be provided for up to five years as compensation for reduction of the effective life of the patent resulting from time spent in conducting clinical trials and in FDA review of a drug application.

            In addition to obtaining pre-market approval for certain of our products, we will be required to maintain all facilities that produce our product candidates for commercial consumption in the United States in compliance with the FDA's current Good Manufacturing Practice ("cGMP") requirements. In addition to compliance with cGMP, each pharmaceutical manufacturer's facilities must be registered with the FDA. Manufacturers must also be registered with the Drug Enforcement Agency, or DEA, and similar state and local regulatory authorities if they handle controlled substances, and with the Environmental Protection Agency, or EPA, and similar state and local regulatory authorities if they generate toxic or dangerous wastes. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and distribution, refusal of the government to enter into supply contracts or to approve NDAs, ANDAs or other applications and criminal prosecution. The FDA also has the authority to revoke for cause drug approvals previously granted.

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

            Product development and approval within this regulatory framework takes a number of years, involves the expenditure of substantial resources and is uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA's other regulatory requirements. In addition, the current regulatory framework may change and additional regulations may arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us. We may not be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

                            Research and Development

            Our future success will depend in large part on our ability to commercialize products based upon the platform technology for developing dications currently licensed to us through the Consortium Agreement and future dications for which we have the exclusive worldwide rights to license from the Scientific Consortium.

            In November 2000, The Gates Foundation awarded $15,114,000 in a grant to a research group led by UNC to develop new drugs to treat African sleeping sickness and Leishmaniasis. On March 29, 2001, UNC entered into an agreement with us whereby $9,800,000 will be paid to us over a five- year period to conduct certain studies ("Clinical Research Subcontract"). On March 29, 2001, we received the first installment of $4,300,000, on September 24, 2002, we received approximately $1,364,000, and on December 31, 2002, we received approximately $2,016,000, of which approximately $791,000, $2,946,000 and $1,389,000 was utilized for clinical and research purposes and expensed during the fiscal years ended March 31, 2001, 2002 and 2003, respectively. In August 2001, we were awarded an additional Small Business Innovation Research Grant ("SBIR grant") from the NIH, in the amount of approximately $144,000, as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the years ended March 31, 2002 and 2003, approximately $65,000 and $70,000, respectively, was utilized for clinical and research purposes and expensed.

            In June 2003, the Gates Foundation awarded $2.7 million in a grant to a research group led by UNC to (i) expand ongoing Phase IIb/III clinical trials of DB289 for treatment of African sleeping sickness by adding additional clinical sites and increasing patient enrollment in several sub-Sahara African nations, (ii) implement an improved method of synthesizing DB289 to reduce drug manufacturing costs and (iii) improve DB289's formulation to facilitate increased drug delivery concentration in blood circulation. Under the research subcontract, we are to receive $2,466,475 million, $1,025,201 of which has been received for our part to advance the tasks set forth above.

            During the past three fiscal years, we estimate that we have spent approximately $5,340,000, $581,000 and $1,111,000, respectively, in fiscal years ended March 31, 2001, 2002 and 2003, on Company sponsored research and development and approximately $1,355,000, $3,377,000 and $1,459,000, respectively, in fiscal years ended March 31, 2001, 2002 and 2003, on research and development sponsored by others. All research and development activity for fiscal years ended March 31, 2002 and 2003 have been in support of our pharmaceutical commercialization effort.

Experts

            We independently conduct research and development and benefit from the Scientific Consortium's work directed by Dr. Richard Tidwell of UNC. Many of the world's leading experts in opportunistic infections are affiliated with members of the Scientific Consortium, including:

      o Dr. Dave Boykin and Dr. Dave Wilson of Georgia State (for the chemical design, synthesis and molecular characterization of novel anti-infective drugs);

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

      o Dr. Scott G. Franzblau of University of Illinois at Chicago (for Tuberculosis disease);

      o Dr. Reto Brun, Swiss Tropical Institute (Trypanosomiasis, Leishmania and Malaria diseases);

      o   Dr. Simon Croft, The London School (Leishmania diseases);

      o Dr. Christian Burri, Swiss Tropical Institute (Clinical trials in Africa); and

      o   Dr. Karl Werbovetz, Ohio State (Screening compounds for Leishmania).

Pharmaceutical Products

            We are seeking to commercialize dications for treatment of infectious diseases. Positive results from the Phase I and Phase II trials of DB289 have paved the way for us to advance our Malaria, TB and antifungal programs.

            We are conducting  multiple  clinical trials using dication drugs.
Specifically:

      o In May 2001, we completed a Phase I safety trial on DB289 as an orally active Prodrug formulation to treat African sleeping sickness and PCP.

      o In May 2003, we received approval and began Phase IIa testing of the drug on 30 to 40 patients with PCP in South America. This Phase II test of DB289 is being conducted on PCP-infected AIDS patients who have failed treatment with other therapies.

      o Phase IIb tests of DB289 targeting Trypanosomiasis in 300-350 patients has commenced in the Democratic Republic of the Congo.

      o In June 2003, a third Phase IIa trial to treat Malaria patients with the drug DB289 was commenced in Thailand.

      o Subject to obtaining foundation or government support, we plan a safety Phase I trial of DB075 for oral treatment of patients afflicted with severe diarrhea caused by the intestinal parasite Cryptosporidium parvum. Final plans are in place for synthesis, final toxicology testing prior to human use, absorption, distribution, metabolism and excretion analyses, formulation for administration, and regulatory approvals of DB075. This study is intended to establish that DB075 reduces the duration of Cryptosporidium caused diarrhea, associated weight loss and the number of Cryptosporidium parvum organisms excreted in the patient's stool.

                                    Employees

            We currently have 11 employees, five of whom hold advanced degrees. Through our agreement with the Scientific Consortium, approximately 55 scientists are engaged in the research and development of the dications. We expect to add new employees in our regulatory and clinical development departments as our programs advance.

                                  Risk Factors

There is no assurance that we will successfully develop a commercially viable product.

            We are at an early stage of human, clinical and in some cases pre-clinical development activities required for drug approval and commercialization. Since our formation in October 1984, we have engaged in developing research programs, recruiting scientific advisors and scientists, negotiating and consummating technology licensing agreements and sponsoring research and development activities. We have generated no revenue from product sales and do not have any products currently available for sale, and none are expected to be commercially available for sale until after March 31, 2004, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products.

We have a history of losses and an accumulated deficit; our future profitability is uncertain.

            We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we continue research, development, clinical trial and commercialization efforts. As of March 31, 2003, we had an accumulated deficit of approximately $42,167,000.

We will need substantial additional funds in future years.

            Our operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. Our cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical and clinical testing, responses to our grant requests, relationships with strategic partners, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA and foreign regulatory process and other factors. In any of these circumstances, we may require substantially more funds than we currently have available or currently intend to raise to continue our business. We may seek to satisfy future funding requirements through public or private offerings of securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies or from other sources. Additional financing may not be available when needed or may not be available on acceptable terms. If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain research and development programs, relinquish rights to certain technologies or product candidates, forego desired opportunities or license third parties to commercialize our products or technologies that we would otherwise seek to develop internally. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result.

Our dependence on key personnel could adversely affect our business.

            Our business depends to a significant degree on the continuing contributions of our key management, scientific and technical personnel, as well as on the continued discoveries of scientists, researchers and technicians at UNC, Georgia State, Duke University and Auburn University (collectively, the "Scientific Consortium") who have entered into a Consortium Agreement, dated January 15, 1997, and a License Agreement, dated as of January 28, 2002, with us by which the Scientific Consortium has given us exclusive rights to commercialize certain pharmaceutical product candidates developed in the Scientific Consortium members' laboratories related to the dication technology. There can be no assurance that the loss of certain members of management or the scientists, researchers and technicians from the Scientific Consortium universities would not materially adversely affect our business. We do not have "key-man" life insurance policies on any of our executives.

Additional research grants may not be available.

            We will continue to apply for new grants to support continuing research and development of our dication platform technology and other product candidates. The process of obtaining grants is extremely competitive and there can be no assurance that any of our grant applications will be acted upon favorably.

Our product candidates are in early stage clinical trials.

            All of our product candidates, including DB289 and DB075, require additional clinical testing, regulatory approval and development of marketing and distribution channels, all of which are expected to require substantial additional investment prior to commercialization. There can be no assurance that any of our product candidates will be successfully developed, prove to be safe and effective in human clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance.

There are substantial uncertainties related to clinical trials.

            In order to obtain required regulatory approvals for the commercial sale of our product candidates, we must demonstrate through human clinical trials that such product candidates are safe and effective for their intended uses.

            We may find, at any stage of our research and development, that product candidates that appeared promising in earlier clinical trials do not demonstrate safety or effectiveness in later clinical trials and therefore do not receive regulatory approvals. The results of our pre-clinical testing and early human clinical trials may not be predictive of results obtained in later clinical trials and large-scale testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even after promising results had been obtained in early stage human clinical trials. Completion of the clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, difficulty in securing sufficient supplies of clinical trial materials or adverse events occurring during clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of our development programs will be successfully completed, any IND filed with the FDA (or any foreign equivalent filed with the appropriate foreign authorities) will become effective, that additional clinical trials will be allowed by the FDA or other regulatory authorities, or that clinical trials will commence as planned. There have been delays in our testing and development schedules to date and there can be no assurance that our future testing and development schedules will be met.

We do not have manufacturing capability, which could impair our ability to develop commercially viable products at reasonable costs.

            Our ability to conduct clinical trials and to commercialize product candidates will depend in part upon our ability to have manufactured the product candidates, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. We currently lack facilities and personnel to manufacture our product candidates. There can be no assurance that we will be able to acquire such resources, either directly or through third parties, at reasonable costs, if we develop commercially viable products.

            Construction and operation of a pharmaceutical manufacturing plant with Immtech Hong Kong Limited in the PRC is subject to various governmental approvals, which may be difficult or impossible to obtain. There can be no guarantee that products manufactured at this facility, if built, will be accepted in the countries where we desire to sell our future products.

We are dependent on third-party relationships for critical aspects of our business.

            We follow a business strategy of utilizing the expertise and resources of third parties in a number of areas, including the research and development of potential products, the manufacture of compounds for clinical trials, the conduct of pre-clinical and human clinical trials and the future development and manufacture of commercialized drugs. This strategy creates risks by placing critical aspects of our business in the hands of third parties, whom we may not be able to control. If these third parties do not perform in a timely and satisfactory manner, we may incur costs and delays as we seek alternate sources of such products and services, if available. Such costs and delays may have a material adverse effect on our business.

            We may seek additional third-party relationships in certain areas, particularly in clinical testing, marketing, manufacturing and other areas where pharmaceutical and biotechnology company collaborators will enable us to develop particular products or geographic markets that are otherwise beyond our resources and/or capabilities. There is no assurance that we will be able to obtain any such collaboration or any other research and development, manufacturing or clinical trial arrangements. Our inability to obtain and maintain satisfactory relationships with third parties may have a material adverse effect on our business.

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

            The pharmaceutical and biotechnology fields are characterized by a large number of patent filings, and a substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Third parties may have filed applications for, or may have been issued, certain patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those that we are attempting to develop and commercialize. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. No assurance can be given that patents do not exist, have not been filed or could not be filed or issued, which contain claims relating to or competitive with our technology, product candidates or processes. If patents have been or are issued to others containing preclusive or conflicting claims, then we may be required to obtain licenses to one or more of such patents or to develop or obtain alternative technology. There can be no assurance that the licenses or alternative technology that might be required for such alternative processes or products would be available on commercially acceptable terms, or at all.

            Because of the substantial length of time and expense associated with bringing new drug products to market through the development and regulatory approval process, the pharmaceutical and biotechnology industries place considerable importance on patent and trade secret protection for new technologies, products and processes. Since patent applications in the United States are confidential until patents are issued and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we (or our licensors) were the first to make the inventions covered by pending patent applications or that we (or our licensors) were the first to file patent applications for such inventions. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions and, therefore, the breadth of claims allowed in pharmaceutical and biotechnology patents, or their enforceability, cannot be predicted. There can be no assurance that any patents under pending patent applications or any further patent applications will be issued. Furthermore, there can be no assurance that the scope of any patent protection will exclude competitors or provide us competitive advantages, that any of our (or our licensors') patents that have been issued or may be issued will be held valid if subsequently challenged, or that others, including competitors or current or former employers of our employees, advisors and consultants, will not claim rights in, or ownership to, our (or our licensors') patents and other proprietary rights. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our proprietary information, or that others may not be issued patents that may require us to obtain a license for, and pay significant fees or royalties for, such proprietary information.

            The pharmaceutical and biotechnology industries have experienced extensive litigation regarding patent and other intellectual property rights. We could incur substantial costs in defending suits that may be brought against us (or our licensors) claiming infringement of the rights of others or in asserting our (or our licensors') patent rights in a suit against another party. We may also be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office or similar foreign agency for the purpose of determining the priority of inventions in connection with our (or our licensors') patent applications.

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

            The pharmaceutical and biotechnology fields are characterized by extensive research efforts and rapid technological progress. Competition from other pharmaceutical and biotechnology companies and research and academic institutions is intense and other companies are engaged in research and product development for treatment of the same diseases as we are. New developments in molecular cell biology, molecular pharmacology, recombinant DNA technology and other pharmaceutical and biological processes are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not render some or all of our programs or products non-competitive or obsolete.

            We are aware of other companies and institutions dedicated to the development of therapeutics similar to those we are developing, including Eli Lilly and Company, Hoffman-LaRoche Ltd., Chiron Corporation, Cubist Pharmaceuticals, Inc., Schering-Plough Corporation and Abbott Laboratories. Many of our existing or potential competitors have substantially greater financial and technical resources than we do and therefore may be in a better position to develop, manufacture and market pharmaceutical drugs and biologics. Many of these competitors are also more experienced with regard to pre-clinical testing, human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of our product candidates.

There is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates; government regulation may impede, delay or prevent the commercialization of our product candidates.

            All new pharmaceutical drugs and biologics, including our product candidates, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the FDCA and other laws including, in the case of biologics, the Public Health Services Act, and by state, local and foreign governments. Such regulations govern, among other things, the development, testing, manufacture, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of pharmaceutical drugs and biologics. If drug products or biologics are marketed abroad, they are subject to extensive regulation by foreign governments. Failure to comply with applicable regulatory requirements may subject us to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending applications.

We have not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our product candidates.

            The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied. Furthermore, the approval process is extremely expensive and uncertain. There can be no assurance that our product candidates will be cleared for commercial sale in the United States by the FDA or regulatory agencies in foreign countries. The regulatory review process can take many years and we will need to raise additional funds prior to completing the regulatory review process for our current and future product candidates. Failure to receive FDA approval for our product candidates would preclude us from marketing and selling such products in the United States. Therefore, the failure to receive FDA approval would have a material adverse effect on our business. Even if regulatory approval of a product is granted, there can be no assurance that we will be able to obtain the labeling claims (a labeling claim is a product's description and its FDA permitted uses) necessary or desirable for the promotion of such product. FDA regulations prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for post marketing studies if regulatory approval is obtained; we will then be subject to ongoing FDA obligations and continued regulatory review. In particular, we, or our third party manufacturers, will be required to adhere to regulations setting forth GMP, which require us (or our third party manufacturers) to manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, we (or our third party manufacturers) must pass a manufacturing facilities pre-approval inspection by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties, such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product.

            Prior to the submission of an application for FDA approval, our product candidates must undergo rigorous pre-clinical and clinical testing, which may take several years and the expenditure of substantial financial and other resources. Before commencing clinical trials in humans, we must submit to the FDA and receive clearance of an IND. There can be no assurance that submission of an IND for future clinical testing of any of our product candidates under development or other future product candidates would result in FDA permission to commence clinical trials or that we will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Further, there can be no assurance that if such testing of product candidates under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory body or approved by the FDA for marketing in the United States or by any such foreign regulatory bodies for marketing in foreign jurisdictions. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of our product candidates.

            Prior to the submission of an application for FDA approval, our pharmaceutical drugs and biologics must undergo rigorous pre-clinical and clinical testing, which may take several years and the expenditure of substantial resources. Before commencing clinical trials in humans in the United States, we must submit to the FDA and receive clearance of an IND. If clinical trials of a new product are completed successfully, then we may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of both a PLA and an ELA before commercial marketing can commence. The PLA must include detailed information about the biologic, its manufacture and the results of product development, pre-clinical studies and clinical trials. The FDA's time to review PLAs and ELAs averages two to five years. The FDA may ultimately decide that the PLA and ELA do not satisfy the regulatory criteria for approval and deny approval or require additional clinical studies. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of our pharmaceutical drug and biologic candidates.

There is uncertainty regarding the availability of health care reimbursement for purchasers of our anticipated products; health care reform may negatively impact the ability of prospective purchasers of our anticipated products to pay for such products.

            Our ability to commercialize any of our product candidates will depend in part on the extent to which reimbursement for the costs of the resulting drug or biologic will be available from government health administration authorities, private health insurers and others. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance of the availability of third-party insurance reimbursement coverage enabling us to establish and maintain price levels sufficient for realization of a profit on our investment in developing pharmaceutical drugs and biologics. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drug or biologic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of our anticipated products, the market acceptance of these products would be adversely affected.

            Health care reform proposals have previously been introduced in Congress and in various state legislatures and there is no guarantee that such proposals will not be introduced in the future. We cannot predict when any proposed reforms will be implemented, if ever, or the effect of any implemented reforms on our business. There can be no assurance that any implemented reforms will not have a material adverse effect on our business. Such reforms, if enacted, may affect the availability of third-party reimbursement for our anticipated products as well as the price levels at which we are able to sell such products. In addition, if we are able to commercialize products in overseas markets, then our ability to achieve success in such markets may depend, in part, on the health care financing and reimbursement policies of such countries.

Confidentiality   agreements  may  not  adequately  protect  our  intellectual property.

            We require our employees and consultants to execute confidentiality agreements upon the commencement of their relationship with us. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship will be our exclusive property and will be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information.

Potential adverse effect of shares eligible for future sale.

            Sales of our Common Stock (including the issuance of shares upon conversion of preferred stock and the exercise of outstanding options and warrants at prices substantially below our current market price) in the public market could materially and adversely affect the market price of shares of our Common Stock. Such sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

            As of June 16, 2003, we had 8,529,115 shares of Common Stock outstanding (not including 598,415 shares of Common Stock reserved for conversion of Series A Convertible Preferred Stock, 209,531 shares of Common Stock reserved for conversion of Series B Convertible Preferred Stock, 709,004 shares of Common Stock reserved for conversion of Series C Convertible Preferred Stock, 710,474 shares of Common Stock reserved for exercise of outstanding options and 2,426,227 shares of Common Stock reserved for exercise of outstanding warrants held by certain investors). Of the shares outstanding, 5,399,261 shares of Common

Stock are freely tradable without restriction. All of the remaining 3,129,854 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended.

Potential adverse effect of outstanding Common Stock options and warrants.

            We have outstanding options and warrants for the purchase of shares of our Common Stock, which may adversely affect our ability to consummate future equity financings. Further, the holders of such warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. To the extent any such options and warrants are exercised, the outstanding shares of our Common Stock will be diluted.

The listing of our Common Stock has been transferred to the OTC Bulletin Board.

            On December 2, 2002, we received notice from a NASDAQ listing review panel that our stock would be transferred from the NASDAQ SmallCap Market effective December 3, 2002. On December 3, 2002, our Common Stock began trading on the NASDAQ OTC Bulletin Board. Trading on the NASDAQ OTC Bulletin Board may result in a reduced market for our Common Stock and, consequently, reduced liquidity for our stockholders.

Our Common Stock may become subject to the SEC's "penny stock" rules, which may make shares of our Common Stock more difficult to sell.

            SEC rules require brokers to provide certain information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the NASDAQ Stock Market (a "penny stock"). If our Common Stock becomes a penny stock that is not exempt from these SEC rules, these disclosure requirements may have the effect of reducing trading activity in our Common Stock and making it more difficult for investors to sell our Common Stock. The rules require a broker to deliver a risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before completion of the transaction.

The market price of our Common Stock may experience significant volatility.

            The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have been and can be expected to be especially volatile. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of pharmaceutical drugs or biologics and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our Common Stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.

We do not pay dividends on our Common Stock.

            We have never declared or paid dividends on our Common Stock and we do not intend to pay any Common Stock dividends in the foreseeable future. Our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock earn dividends of 6%, 8% and 8% per annum, respectively, each payable semi-annually on each April 15 and October 15 while outstanding, and which, at our option, may be paid in cash or in shares of our Common Stock. On April 15, 2002, October 15, 2002 and April 15, 2003, we paid dividends to the holders of our Series A Convertible Preferred Stock and on October 15, 2002 and April 15, 2003, we paid dividends to the holders of our Series B Convertible Preferred Stock in shares of Common Stock, with fractional shares paid in cash.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

            Our Certificate of Incorporation limits, to the maximum extent permitted by Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our Bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. We have entered into indemnification agreements with our officers and directors containing provisions that are in some respects broader than the specific indemnification provisions under Delaware law. The indemnification agreements may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance, if available on reasonable terms. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director's duty of care and the provisions of our Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

Product liability exposure may expose us to significant liability.

            We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance.

Changes to financial accounting standards may affect our reported results of operations.

            We prepare our financial statements in conformity with U.S. accounting principles generally accepted in the United States, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to the carrying value of long-lived assets, employee stock option grants and revenue recognition have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results. Additionally, certain provisions of the Sarbanes-Oxley Act of 2002 will impact our business. In particular, the creation by the SEC of an independent accounting oversight board to oversee and regulate audits will affect us and all public companies.

ITEM 2.     PROPERTIES

            Our administrative offices and research laboratories are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061. We occupy approximately 9,750 square feet of space under a lease that expires on March 14, 2005. Our annual rent for the Vernon Hills facility was $12,100 per month through March 2003, increasing to $12,800 from April 2003 through March 2005. We are also charged by the landlord a portion of the real estate taxes and common area operating expenses. Our New York offices are located at One North End Avenue, New York, New York 10282. We pay rent of approximately $8,800 per month, on a month-to-month basis, for approximately 2,500 square feet of space for our New York office. (See Item 13. "Certain Relationships and Related Transactions.") We believe our current facilities are adequate for our needs for the foreseeable future and, in the opinion of our management, the facilities are adequately insured.

            We purchased an 80% interest in a Hong Kong entity that holds a commercial real estate parcel located in a "free-trade zone" called the Futian Free Trade Zone, Shenzhen, in the PRC. We intend to operate the Hong Kong entity under the name Immtech Hong Kong Limited and to construct and operate a pharmaceutical manufacturing facility capable of producing commercial quantities of our future pharmaceutical drugs on the commercial real estate parcel.

ITEM 3.     LEGAL PROCEEDINGS

            We are parties to the following legal proceeding:

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

            On September 19, 2002 the Court granted Immtech's motion to dismiss plaintiff's amended complaint, but gave plaintiff another opportunity to file and serve an amended complaint, if he so chooses. Plaintiff filed a Second Amended Complaint dated November 1, 2002 against the Company and Criticare alleging the same allegations as before. On December 6, 2002, the Company and Criticare again filed motions to dismiss plaintiff's Second Amended Complaint. On February 6, 2003, the Court denied the motions to dismiss and granted Criticare and Immtech 30 days to answer or otherwise plead to the Second Amended Complaint.

            On June 5, 2003, the Company served an Answer and Affirmative Defenses to the plaintiff's Second Amended Complaint. The Company believes the plaintiff's claims are meritless and intends to vigorously defend against this proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the security holders in the fiscal quarter ended March 31, 2003.

                                    PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            Market Information

            Our Common Stock is quoted on the NASDAQ OTC Bulletin Board under the symbol "IMMT" (our Common Stock was quoted on the NASDAQ National Market System under the Symbol "IMMT" from April 26, 1999 to March 8, 2002, and on the NASDAQ SmallCap Market from March 9, 2002 to December 2, 2002). Following are the reported high and low share trade prices as reported by IDD Information Services, NASDAQ Online and Lexis/Nexis for each of the quarters set forth below since the fiscal quarter ended June 30, 2000.

                                           High           Low
                                       ------------  -------------

2000

Quarter ended June 30, 2000            $   28.500    $   10.563

Quarter ended September 30, 2000       $   23.000    $   11.563

Quarter ended December 31, 2000        $   17.500    $    8.625

2001

Quarter ended March 31, 2001           $   11.750    $    5.750

Quarter ended June 30, 2001            $   11.210    $    4.050

Quarter ended September 30, 2001       $   11.500    $    5.000

Quarter ended December 31, 2001        $    7.485    $    4.250

2002

Quarter ended March 31, 2002           $    7.400    $    4.000

Quarter ended June 30, 2002            $    5.990    $    2.800

Quarter ended September 30, 2002       $    5.150    $    2.390

Quarter ended December 31, 2002        $    3.800    $    2.120

2003

Quarter ended March 31, 2003           $    4.850    $    1.580


Shareholders

            As of June 16, 2003, there were approximately 215 shareholders of record of our Common Stock and the number of beneficial owners of shares of Common Stock as of such date was approximately 1,007. As of June 16, 2003, there were approximately 8,529,115 shares of Common Stock issued and outstanding.

Dividends

            We have never declared or paid dividends on our Common Stock and we do not intend to pay any Common Stock dividends in the foreseeable future. Our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock earn dividends of 6%, 8% and 8% per annum, respectively, each payable semi-annually on each April 15 and October 15 while outstanding, and which, at our option, may be paid in cash or in shares of our Common Stock. On April 15, 2002, October 15, 2002 and April 15, 2003, we paid dividends to the holders of our Series A Convertible Preferred Stock and on October 15, 2002 and April 15, 2003, we paid dividends to the holders of our Series B Convertible Preferred Stock in shares of Common Stock, with fractional shares paid in cash.

Recent Sales of Unregistered Securities

            We issued unregistered securities in the following transactions during the fiscal quarter ended March 31, 2003:

      o On January 13, 2003, 1,200,000 unregistered shares of Common Stock were issued to Mr. Chan Kon Fung for an 80% interest in Lenton Fibre Optics Development Limited, the Hong Kong company operating under the name Immtech Hong Kong Limited.

      o In connection with the Immtech Hong Kong Limited arrangement mentioned above, on January 13, 2003, we issued 30,000 shares of Common Stock to each of Pacific Dragons Group, Ltd. ("Pacific Dragons") and Champion Traders Investment Limited ("Champion"), respectively, for their assistance with the agreement. We have agreed to use reasonable efforts to register the resale by Pacific Dragons and Champion of the Common Stock and to keep the registration effective for the lesser of two years or until all of such shares of Common Stock are sold.

      o On March 21, 2003, we entered into an agreement with Wyndham Associates Limited ("Wyndham") for assistance to be provided to identify potential strategic partners and to assist us to raise up to $20 million in equity financing. For its services, Wyndham was granted
          (i) 100,000 shares of our Common Stock, (ii) a cash fee of equal to 4% of funds raised prior to June 30, 2003 through sales of our Series C Convertible Preferred Stock, (iii) 40,000 shares of Common Stock for each full $1 million invested prior to June 30, 2003 through sales of our Series C Convertible Preferred Stock to investors introduced to us by Wyndham and (iv) a cash fee equal to 8% of any equity investment, other than Series C Convertible Preferred Stock (on terms acceptable to us in our sole discretion), after June 30, 2003 by investors introduced to us by Wyndham if such investors invest at least $10 million in equity. We have agreed to use our best efforts to register on Form S-3 all shares of Common Stock issued or issuable to Wyndham under the agreement.

      o On March 21, 2003, we entered into media production agreements with "winmaxmedia," an operating division of Winmax Trading Group, Inc. ("Winmax"), to produce digital and video media materials to be used in connection with our fundraising efforts. In connection with the services rendered we (i) issued 100,000 shares of our Common Stock to Gladden Consultants, Ltd., one of the vendors providing services under the media production agreement and (ii) accrued expenses of approximately $80,000 in the aggregate to various entities providing location production services for reimbursement of expenses.

Securities Authorized for Issuance under Equity Compensation Plans

            The following table provides information as of March 31, 2003, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                                                    Number of
                                                                   securities
                                                                    remaining
                                                                  available for
                                                                 future issuance
                              Number of                            under equity
                          securities to be                        compensation
                             issued upon      Weighted average       plans
                             exercise of     exercise price of     (excluding
                             outstanding        outstanding        securities
                          options, warrants  options, warrants    reflected in
   Plan category (in         and rights        and rights(1)        column(a))
       thousands)                (a)                (b)               (c)
----------------------- ------------------- ------------------- ----------------
Equity compensation            698,474             $4.49            630,750
  plans approved by
  security holders(2)
Equity compensation           2,426,227            $7.07              0
  plans not approved by
  security holders(3)

Total                         3,124,701            $6.49            630,750
                        ------------------- ------------------- ----------------

(1) As adjusted for reverse stock splits that occurred on each of July 24, 1998 and January 25, 1999.

(2)   This category consists solely of options.

(3)   This category consists solely of warrants.

Series C Convertible Preferred Stock Private Placements

            On June 6, 2003, we filed a Series C Convertible Preferred Stock Certificate of Designation ("Series C Certificate of Designation") with the Secretary of State of the State of Delaware, designating 160,000 shares of our 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share ("Series C Preferred Stock"). Dividends on the Series C Preferred Stock accrue at a rate of 8% on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. We have the option to pay the dividend either in cash or in equivalent shares of Common Stock. If Common Stock is to be used to pay the dividend, such Common Stock is to be valued at the 10-day volume-weighed average price immediately prior to the date of payment.

            Each share of Series C Preferred Stock is convertible by the holder at any time into shares of our Common Stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price"), subject to antidilution adjustment. We may at any time after the first anniversary of the date of issuance require that any or all outstanding shares of Series C Preferred Stock be converted into shares of our Common Stock, provided that the shares of Common Stock into which the Series C Preferred Stock is convertible is registered pursuant to an effective registration statement. The number of shares of Common Stock will be determined by (i) dividing the Liquidation Price by the Conversion Price, provided that the closing bid price for our Common Stock exceeds $9.00 for 20 consecutive tracking days within 180 days prior to notice of conversion, or (ii) if the requirements of (i) above are not met, the number of shares of Common Stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to antidilution adjustments, as set forth in the Series C Certificate of Designation.

            We may, upon 30 days' notice, redeem any or all outstanding shares of the Series C Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Preferred Stock into shares of Common Stock during the 30-day period. The Series C Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series A Preferred Stock is entitled to 5.6561 votes with respect to any and all matters presented to our stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, holders of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Stock vote together with the holders of our Common Stock as a single class.

            From June 6, 2003 through June 18, 2003, we issued an aggregate of 125,352 shares of our Series C Preferred Stock in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act of 1933, as amended (the "Securities Act"). The gross proceeds of the offering were $3,133,800 as of June 18, 2003. The securities were sold pursuant to exemptions from registration under the Securities Act and we intend to register the shares under the Securities Act.

            Subject to adjustment for dilution, each share of Series C Preferred Stock is convertible into 5.6561 shares of Common Stock.

ITEM 6      SELECTED FINANCIAL DATA

            The following table sets forth certain selected financial data that was derived from our financial statements:

                                                                     (in thousands except for per share data)
                                                 ------------------------------------------------------------------------
                                                                              Years Ended March 31,
                                                 ------------------------------------------------------------------------
                                                      2003            2002          2001          2000          1999
                                                 ---------------  ------------  ------------  ------------  -------------
Statement of Operations:

REVENUES ......................................  $     1,609      $     3,522   $     1,355   $       369   $       267
                                                 ---------------  ------------  ------------  ------------  -------------
EXPENSES:
   Research and development ...................        2,570            3,958(6)      6,695        10,255(4)        739
   General and administrative .................        3,732(8)         2,928         4,719(5)      1,732         2,685(1)
   Equity in loss of joint venture ............                                                       135
                                                 ---------------  ------------  ------------  ------------  -------------
         Total expenses .......................        6,302            6,886        11,414        12,122         3,424
LOSS FROM OPERATIONS ..........................       (4,693)          (3,364)      (10,059)      (11,753)       (3,157)
                                                 ---------------  ------------  ------------  ------------  -------------
OTHER INCOME(EXPENSE):
   Interest income ............................           14               41           199           319             6
   Interest expense ...........................                                                                     (68)
   Loss on sales of investment
     securities - net .........................                                          (3)
   Cancelled offering costs ...................
   Gain on extinguishment of debt                                                                                 1,428(2)
                                                 ---------------  ------------  ------------  ------------  -------------
         Other income (expense) - net .........           14               41           196           319         1,366
                                                 ---------------  ------------  ------------  ------------  -------------
NET LOSS ......................................       (4,679)          (3,323)       (9,863)      (11,434)       (1,791)
CONVERTIBLE PREFERRED STOCK DIVIDENDS .........         (452)            (938)(7)
REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
   AMORTIZATION AND DIVIDENDS .................                                                                   3,575(3)
NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS   $    (5,131)     $    (4,261)  $    (9,863)  $   (11,434)  $     1,784
                                                 ==============   ===========   ===========   ============  =============

                                                                     (in thousands except for per share data)
                                                 ------------------------------------------------------------------------
                                                                              Years Ended March 31,
                                                 ------------------------------------------------------------------------
                                                      2003            2002          2001          2000          1999
                                                 ---------------  ------------  ------------  ------------  -------------

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
   ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss ......................................        (0.71)           (0.55)        (1.78)        (2.27)        (0.73)
Convertible preferred stock dividends .........        (0.07)           (0.16)
Redeemable preferred stock conversion, premium
   amortization and dividends .................                                                                    1.46
                                                 ---------------  ------------  ------------  ------------  -------------
BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
   ATTRIBUTABLE TO COMMON STOCKHOLDERS ........  $     (0.78)     $     (0.71)  $     (1.78)  $     (2.27)  $      0.73
                                                 ==============   ============  ============  ============  =============
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
   AND DILUTED LOSS PER SHARE .................    6,565,495        6,011,416     5,545,190     5,036,405     2,446,297

                                                                     (in thousands except for per share data)
                                                 ------------------------------------------------------------------------
                                                                              Years Ended March 31,
                                                 ------------------------------------------------------------------------
                                                      2003             2002          2001          2000          1999
                                                 ---------------  ------------  ------------  ------------  -------------
Balance Sheet Data:

Cash and cash equivalents .....................          112            2,038         2,098         4,596
Restricted funds on deposit ...................        2,740              602         3,813
Investment securities available for sale ......                                                     1,361
Working capital (deficiency) ..................         (115)           1,567           663         4,402          (992)
Total assets ..................................        6,610            2,876         6,168         6,224           552
Convertible preferred stock ...................        5,138            4,032
Deficit accumulated during
   development stage ..........................      (42,167)         (37,036)      (32,775)      (22,912)      (11,478)
Stockholders' equity (deficiency) .............        3,192            1,736           859         4,620          (448)

--------------------

(1) Includes $2,220 of costs related to the issuance of warrants to purchase 750,000 shares of Common Stock to RADE Management Corporation as compensation for management consulting, market analysis and strategic advisory services.

(2) See Note 10 to Notes to Financial Statements for discussion on the extraordinary gain on extinguishment of debt.

(3) Includes $3,713 of benefit related to the difference between the carrying value of the redeemable preferred stock and the estimated fair value of shares of Common Stock exchanged which was credited to deficit accumulated during the development stage upon conversion (see Note 10 to Notes to Financial Statements).

(4) Includes $6,113 of research and development costs related to the acquisition of rights to technology and dications which were acquired through the issuance of 611,250 shares of Common Stock (see Note 8 to Notes to Financial Statements).

(5) Includes $1,288 of costs related to the issuance of warrants to purchase 300,000 shares of Common Stock as compensation for financial consulting services (see Note 7 to Notes to Financial Statements).

(6) Includes $1,159 credit to (reduction in) research and development costs for the settlement of certain disputed costs previously expensed during the year ended March 31, 2000 (see Note 8 to Notes to Financial Statements).

(7) See Note 7 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

(8) Includes $758 of costs related to the issuance of 150,000 shares of Common Stock to Cheung Ming Tak to act as the Company's non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in the PRC; and $188 of costs related to the issuance of 40,000 shares of Common Stock to

The Gabriele Group, L.L.C., for assistance with respect to management consulting, strategic planning, public relations and promotions.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

            We are a pharmaceutical company focused on the development and commercialization of oral drugs to treat infectious diseases. We have development programs that include fungal infections, Malaria, Tuberculosis, Hepatitis C, Pneumocystis carinii pneumonia and tropical medicine diseases, including African sleeping sickness (Trypanosomiasis) and Leishmaniasis. We hold worldwide patents, patent applications, licenses and rights to license worldwide patents, patent applications and technologies from a scientific consortium and exclusive rights to commercialize products from patents and licenses that are integral to our business.

            Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements and advancing the commercialization of the dication technology platform. We use the expertise and resources of strategic partners and third parties in a number of areas, including (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. We have licensing and exclusive commercialization rights to a dicationic anti-infective pharmaceutical platform and are developing drugs intended for commercial use based on that platform. Dication pharmaceutical drugs work by blocking life-sustaining enzymes from binding to the key sites in the "minor groove" of an organism's DNA, thereby killing the infectious organisms that cause fungal, parasitic, bacterial and viral diseases. The key site on an organism's DNA is an area where enzymes interact with the infectious organism's DNA as part of their normal life cycle. Structurally, dications are chemical molecules that have two positively charged ends held together by a chemical linker. The composition of the dications, with positive charges on both ends (shaped like molecular barbells) allows dications to bind (similar to a band-aid) to the negatively charged key sites of an infectious microorganism's DNA. The bound dications block the life-sustaining enzymes from attaching to the DNA's key sites, thereby killing the infectious organism. We do not have any commercially available products nor do we expect to have any commercially available products until after March 31, 2004, if at all.

            With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to March 31, 2003, we incurred cumulative net losses of approximately $43,147,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

                o research grants, such as Small Business Technology Transfer
            Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants;

                o payments from The University of North Carolina at Chapel Hill, charitable foundations and other research collaborators under arrangements that may be entered into in the future; and

                o borrowing funds or the issuance of securities.

            The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Critical Accounting Policies and Estimates

            Our significant accounting policies are described in Note 1 to the Notes to the Financial Statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to the fair value of our preferred and Common Stock and related options and warrants, the recognition of revenues and costs related to our research contracts, and the useful lives or impairment of our property and equipment. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Research and Development Expenses

            All research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting, and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, and sponsored research reimbursement fees are included in accrued liabilities and included in research and development expenses.

Stock Based Compensation

            We use the intrinsic-value method of accounting for stock based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We record stock based compensation expense for non-employees at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option.

            We believe that the accounting policies affecting these estimates are our critical accounting policies.

Liquidity and Capital Resources

            From inception through March 31, 2003, we have financed our operations with:

                o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $28,755,000,

                o payments from research agreements, foundation grants and SBIR grants and STTR program grants of approximately $8,843,000, and

                o the use of stock, options and warrants in lieu of cash
            compensation.

            From June 6, 2003 through June 18, 2003, we issued an aggregate of 125,352 shares of our Series C Preferred Stock in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The securities were sold pursuant to exemptions from registration under the Securities Act and we intend to register the shares under the Securities Act. The gross proceeds of the offering were $3,133,800.

            On September 25, 2002 and October 28, 2002, we issued an aggregate of 76,725 shares of our Series Convertible B Preferred Stock and 191,812 related warrants in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The warrants have an exercise period of five years from the date of issuance and an exercise price of 6.125 per share. The securities were sold pursuant to exemptions from registration under the Securities Act and were subsequently registered on Form S-3 (Registration Statement No. 333-101197). The gross proceeds of the offering were $1,918,125 and the net proceeds were approximately $1,859,000.

            On February 14, 2002 and February 22, 2002, we issued an aggregate of 160,100 shares of our Series A Convertible Preferred Stock and 400,250 related warrants in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. In connection with this offering, we issued in the aggregate 60,000 shares of Common Stock and 760,000 warrants to purchase shares of Common Stock to consultants assisting in the private placements. The warrants have an exercise period of five years from the date of issuance and exercise prices of
(i) $6.00 per share for 500,000 warrants, (ii) $9.00 per share for 130,000 warrants and (iii) $12.00 per share for 130,000 warrants. The $9.00 and $12.00 warrants will not vest, and therefore will not be exercisable, unless our Common Stock meets or exceeds the respective exercise price for 20 consecutive trading days prior to January 31, 2003. The offerings raised approximately $3,849,000 of additional net equity.

            On December 8, 2000, we completed a private placement offering that raised net proceeds of approximately $4,306,000 of additional net equity capital through the issuance of 584,250 shares of Common Stock.

            On April 26, 1999, we issued 1,150,000 shares of Common Stock through an initial public stock offering ("IPO"), resulting in net proceeds of approximately $9,173,000. The underwriters received warrants to purchase 100,000 additional shares of Common Stock at $16.00 per share. Those warrants expired on April 30, 2003. We used $110,000 of the net proceeds of the IPO to repay amounts due to the State of Illinois and Northwestern University. Substantially all of the remaining net proceeds of the IPO were used to fund our research and development efforts, including clinical and pre-clinical studies. Any net proceeds not applied to our research and development efforts were used for working capital and general corporate purposes, including hiring additional employees.

            Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with the efforts of the Scientific Consortium and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research in pre-clinical and clinical trials, increased administrative expenses to support research and development operations and increased capital expenditures for expanded research capacity, various equipment needs and facility improvements or relocation.

            As of March 31, 2003, we had federal net operating loss carryforwards of approximately $33,639,000, which expire from 2006 through 2023. We also had approximately $30,967,000 of stated net operating loss carryforwards as of March 31, 2003, which expire from 2009 through 2023, available to offset certain future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of our net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2003, we had federal income tax credit carryforwards of approximately $701,000, which expire from 2008 through 2023.

            We believe our existing resources, but not including proceeds from any grants we may receive, are sufficient to meet our planned expenditures through June 2004, although there can be no assurance that we will not require additional funds. In addition, we have received approximately $1 million so far and anticipate the receipt of approximately an additional $728,000 payment (restricted funds) under the Clinical Research Subcontract with the University of North Carolina at Chapel Hill ("UNC") (funded by The Gates Foundation) in calendar year 2003. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, our corporate partners fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the development of manufacturing, our ability to maintain existing, and establish new, collaborative arrangements with other companies to provide funding to us to support these activities and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives.

Results of Operations

Year Ended March 31, 2003 Compared with Year Ended March 31, 2002

            Revenues under collaborative research and development agreements were approximately $1,609,000 and $3,522,000 in the years ended March 31, 2003 and 2002, respectively. In 2003, we recognized revenues of approximately $1,389,000 relating to a clinical research subcontract agreement with UNC funded by a grant that UNC received from The Gates Foundation, compared to approximately $2,946,000 in 2002. Revenue in 2003 from the Confidentiality, Testing and Option Agreement with Neurochem was $150,000. We also recognized approximately $70,000 from SBIR grants in 2003, while in 2002 there were grant revenues of approximately $576,000 through STTR and SBIR programs from the NIH.

            Research and development expenses decreased from approximately $3,958,000 in 2002 to approximately $2,570,000 in 2003. The decrease in research and development costs of approximately $1,388,000 is primarily attributable to the decrease in the revenues relating to the clinical research subcontract agreement between the Company and UNC and the decrease in the grant revenues from SBIR grants from the NIH.

            General and administrative expenses were approximately $3,732,000 in 2003, compared to approximately $2,928,000 in 2002. In the year ended 2003, there were general and administrative compensation expenses of approximately $758,000 related to the issuance of 150,000 shares of Common Stock to Cheung Ming Tak to act as the Company's non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or commercializing Company products in the PRC.

            We incurred a net loss of approximately $4,679,000 for the year ended March 31, 2003, as compared to a net loss of approximately $3,323,000 for the year ended March 31, 2002.

            In 2002 and 2003, respectively, we also charged deficit accumulated during the development stage of approximately $938,000 and $452,000 in convertible preferred stock dividends.

Year Ended March 31, 2002 Compared with Year Ended March 31, 2001

            Revenues under collaborative research and development agreements were approximately $3,522,000 and $1,355,000 in the years ended March 31, 2002 and 2001, respectively. In 2002, we recognized revenues of approximately $2,946,000 relating to a clinical research subcontract agreement with UNC funded by a grant that UNC received from The Gates Foundation, compared to approximately $791,000 in 2001. We also recognized approximately $576,000 from SBIR grants in 2002, while in 2001 there were grant revenues of approximately $564,000 through STTR and SBIR programs from the NIH.

            Research and development expenses decreased from approximately $6,695,000 in 2001 to $3,958,000 in 2002. The decrease is primarily attributable to an April 20, 2001, settlement agreement with Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), whereby we received from Pharm-Eco a cash payment of $1,000,000 and certain accounts payable obligations to Pharm-Eco of approximately $159,000 were forgiven. The cash payment received and the accounts payable obligation forgiven were recorded as a credit to (reduction of) research and development expenses because we had previously expensed to research and development the estimated fair value of the shares of our Common Stock received by Pharm-Eco at the time of our initial public offering on April 26, 1999, and the accounts payable obligations. We had significant expenses relating to pre-clinical studies required for regulatory filings in the year ended March 31, 2001, which were not incurred in 2002.

            General and administrative expenses were approximately $2,928,000 in 2002, compared to approximately $4,719,000 in 2001. In the year ended March 31, 2001, there were general and administrative compensation expenses of approximately $1,308,000 related to services by Stonegate Securities, Inc. and The Kriegsman Group for warrants issued for advisory services for which there was no comparable charge in 2002. The remaining reduction in general and administrative expenses was a decrease in legal fees of approximately $419,000.

            We incurred a net loss of approximately $3,323,000 for the year ended March 31, 2003, as compared to a net loss of approximately $9,863,000 for the year ended March 31, 2002.

            In 2002, we also charged deficit accumulated during the development stage of approximately $938,000 in convertible preferred stock dividends.

Impact of Inflation

            Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our operations, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when and if marketed.

Unaudited Selected Quarterly Information

            The following table sets forth certain unaudited selected quarterly information:

                                                               Fiscal Quarters Ended
                                                     (in thousands except for per share data)
                                              ------------------------------------------------------
                                                                     2003
                                              ------------------------------------------------------
                                              March 31,   December 31,   September 30,      June 30,
                                                 2003         2002           2002             2002
                                              ---------   ------------   -------------      --------
Statements of Operations Data:

REVENUES ...................................       $585           $234            $360          $430
                                              ---------   ------------   -------------      --------

EXPENSES:

   Research and development ................        706            402             711           751
   General and administrative ..............        673            724             883(4)      1,452(3)

          Total expenses ...................      1,379          1,126           1,594         2,203

LOSS FROM OPERATIONS .......................       (794)          (892)         (1,234)       (1,773)
                                              ---------   ------------   -------------      --------

OTHER INCOME(EXPENSE):
   Interest income
                                                      1              3               2             8
                                              ---------   ------------   -------------      --------
LOSS BEFORE EXTRAORDINARY ITEM .............       (793)          (889)         (1,232)       (1,765)
                                              ---------   ------------   -------------      --------

CONVERTIBLE PREFERRED STOCK DIVIDENDS ......        (89)           (96)           (207)          (60)
                                              ---------   ------------   -------------      --------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS      $(882)         $(985)        $(1,439)      $(1,825)
                                              ---------   ------------   -------------      --------
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
   STOCKHOLDERS:


                                                              Fiscal Quarters Ended
                                                     (in thousands except for per share data)
                                              -------------------------------------------------------
                                                                        2002
                                              ------------------------------------------------------
                                              March 31,      December 31,   September 30,   June 30,
                                                 2002            2001           2001          2001
                                              ---------      ------------   -------------   --------
Statements of Operations Data:

REVENUES ...................................       $607              $955            $837     $1,123
                                              ---------      ------------   -------------   --------

EXPENSES:

   Research and development ................        970             1,206           1,237        545(1)
   General and administrative ..............        558               689             712        969

          Total expenses ...................      1,528             1,895           1,949      1,514

LOSS FROM OPERATIONS .......................       (921)             (940)         (1,112)      (391)
                                              ---------      ------------   -------------   --------

OTHER INCOME(EXPENSE):
   Interest income
                                                      2                 2              11         26
                                              ---------      ------------   -------------   --------

NET LOSS ...................................       (919)             (938)         (1,101)      (365)

CONVERTIBLE PREFERRED STOCK DIVIDENDS ......       (938)(2)
                                              ---------      ------------   -------------   --------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $(1,857)            $(938)        $(1,101)     $(365)
                                              ---------      ------------   -------------   --------

                                                              Fiscal Quarters Ended
                                                     (in thousands except for per share data)
                                              ------------------------------------------------------
                                                                     2003
                                              ------------------------------------------------------
                                              March 31,   December 31,   September 30,      June 30,
                                                 2003         2002           2002             2002
                                              ---------   ------------   -------------      --------
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
   STOCKHOLDERS:

Net loss ...................................     $(0.11)        $(0.14)         $(0.20)       $(0.29)

Convertible preferred stock dividends ......      (0.01)         (0.02)          (0.03)        (0.01)
                                              ---------   ------------   -------------      --------
BASIC AND DILUTED NET LOSS PER SHARE
   ATTRIBUTABLE TO COMMON STOCKHOLDERS .....     $(0.12)        $(0.16)         $(0.23)       $(0.30)
                                              =========   ============   =============      ========


                                                               Fiscal Quarters Ended
                                                     (in thousands except for per share data)
                                              ------------------------------------------------------
                                                                        2002
                                              ------------------------------------------------------
                                              March 31,      December 31,   September 30,   June 30,
                                                 2002            2001           2001          2001
                                              ---------      ------------   -------------   --------
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
   STOCKHOLDERS:

Net loss ...................................     $(0.15)           $(0.16)         $(0.18)    $(0.06)

Convertible preferred stock dividends ......      (0.16)
                                              ---------      ------------   -------------   --------
BASIC AND DILUTED NET LOSS PER SHARE
   ATTRIBUTABLE TO COMMON STOCKHOLDERS .....     $(0.31)           $(0.16)         $(0.18)    $(0.06)
                                              =========      ============   =============   ========

-------------

(1) Includes $1,159 credit to (reduction in) research and development costs for the settlement of certain disputed costs previously expensed during the year ended March 31, 2001 (see Note 8 to Notes to Financial Statements).

(2) See Note 7 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

(3) Includes $758 of costs related to the issuance of 150,000 shares of common stock to Cheung Ming Tak to act as the Company's non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in the PRC.

(4) Includes $188 of costs related to the issuance of 40,000 shares of common stock to The Gabriele Group, L.L.C. for assistance with respect to management consulting, strategic planning, public relations and promotions.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The exposure of market risk associated with risk-sensitive instruments is not material, as our operations are conducted primarily in U.S. dollars and we invest primarily in short-term government obligations and other cash equivalents.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our financial statements appear following Item 16 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors and Executive Officers

            The table below sets forth the names and ages of the directors and executive officers of the Company as of June 20, 2003, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.

          Name             Age                  Position(s)
------------------------ ------  -----------------------------------------------
T. Stephen Thompson        56    Director, President and
                                 Chief Executive Officer

Cecilia Chan               40    Director and Executive Vice President

Gary C. Parks              53    Treasurer, Secretary and Chief
                                 Financial Officer

Harvey R. Colten, MD       64    Director

Eric L. Sorkin             43    Director

Frederick W. Wackerle      64    Director

            T. Stephen Thompson, President, Chief Executive Officer and Director. Mr. Thompson has served as a Director since 1991. He joined Immtech in April 1991 from Amersham Corporation, where he was President and Chief Executive Officer. He was responsible for Amersham Corporation's four North American divisions: Life Sciences, Radiopharmaceuticals, Diagnostics and Quality and Safety Products. In addition, he had direct responsibility for the Clinical Reagent (in vitro diagnostic) Division in the United Kingdom. He was employed by Amersham Corporation from 1986 to 1991. Mr. Thompson has 20 years' experience in healthcare, with previous positions as President of a small diagnostic start-up, General Manager of the Infectious Disease and Immunology Business Unit in the Diagnostic Division of Abbott Laboratories from 1981 to 1986, and Group Marketing Manager for the Hyland Division of Baxter International Inc. from 1978 to 1981. Mr. Thompson is a member of the Board of Directors of Matritech, Inc. (NASDAQ: NMPS). Mr. Thompson holds a B.S. from the University of Cincinnati and an MBA from Harvard University.

            Cecilia Chan, Executive Vice President and Director. Ms. Chan has 18 years of experience in making investments and business development. She began working on Immtech's growth strategy in 1998 and spearheaded Immtech's initial public offering in April 1999. Ms. Chan is responsible for strategic development, creating joint ventures and licensing agreements, fund raising and directing the Company's uses of capital resources as it advances through its milestones and various growth stages. Prior to joining Immtech, Ms. Chan was a Vice President at Dean Witter Realty, Inc. until 1993. During her eight years at that firm, Ms. Chan completed over $500 million in investments and oversaw and managed public partnerships having assets in excess of $800 million. Since 1993, Ms. Chan has developed and funded investments in the United States and the People's Republic of China. She graduated from New York University in 1985 with a Bachelor of Science degree in International Business.

            Gary C. Parks, Treasurer, Secretary and Chief Financial Officer. Mr. Parks joined Immtech in January 1994, having previously served at Smallbone, Inc., from 1989 until 1993, where he was Vice President, Finance. Mr. Parks was a Division Controller with International Paper from 1986 to 1989. Prior to that, he was Vice President, Finance, of SerckBaker, Inc., a subsidiary of BTR plc, from 1982 to 1986 and a board member of SerckBaker de Venezuela. Mr. Parks holds a B.A. from Principia College and an MBA from the University of Michigan.

            Harvey Colten, MD, Director. Dr. Colten is currently Vice President and Senior Associate Dean for Translational Research at Columbia University Health Sciences Division and College of Physicians and Surgeons. Prior to this, he served as Chief Medical Officer at iMetrikus, Inc., a healthcare Internet company focused on improving the communication between the patient, physician and the medical industry from 2000 until 2002, and prior to that he was the Dean of the Medical School and Vice President for Medical Affairs at Northwestern University from 1997 to 2000. He previously served as the Harriet B. Spoehrer Professor and Chair of the Department of Pediatrics and Professor of Molecular Microbiology at Washington University School of Medicine, St. Louis, Missouri, whose faculty he joined in 1986. He earned a B.A. at Cornell University in 1959, an MD from Western Reserve University in 1963, and an M.A. (honorary) from Harvard in 1978. Following his clinical training, he was a researcher at the National Institutes of Health from 1965 to 1970. In 1970, he was appointed to the faculty at the Harvard Medical School, where he was named Professor of Pediatrics in 1979 and Chief of the Division of Cell Biology, Pulmonary Medicine, and Director of the Cystic Fibrosis Program at Children's Hospital Medical Center, Boston. He is a member of the Institute of Medicine and was Vice-Chair of its Council. He is a member of the American Society for Clinical Investigation, the Society for Pediatric Research, the Association of American Physicians, the American Pediatric Society, the American Association of Immunologists (former secretary and treasurer), and the American Society for Biochemistry and Molecular Biology. He is also a Fellow of the American Association for the Advancement of Science, the American Academy of Allergy and Immunology and the American Academy of Pediatrics. Dr. Colten is a Diplomat of the American Board of Pediatrics, served on the American Board of Allergy and Immunology, was a member of the National Heart, Lung, and Blood Institute Advisory Council, and serves on the Board of Directors of the Oasis Institute and the March of Dimes Scientific Advisory Council, in addition to many other Federal and private health groups that advise on scientific and policy issues. Dr. Colten also served as Vice Chairman of the Board of Directors of Parents as Teachers National Center. He has been on editorial boards and advisory committees of several leading scientific and medical journals, including the New England Journal of Medicine, Journal of Clinical Investigation, Journal of Pediatrics, Journal of Immunology, Annual Review of Immunology, Proceedings of the Association of American Physicians and American Journal of Respiratory Cell and Molecular Biology.

            Eric L. Sorkin, Director. Mr. Sorkin is a private investor. Prior to 1994, Mr. Sorkin worked for eleven years at Dean Witter Realty Inc., a wholly owned subsidiary of Morgan Stanley, which grew to hold an investment portfolio of real estate and other assets of over $3 billion. He became a Managing Director in 1988 and was responsible for the acquisition, structuring and debt placement of various investments including real estate, fund management and asset-backed securities. Mr. Sorkin managed Dean Witter Realty's retail (shopping center) portfolio of over two million square feet, and participated in the development of office, residential, industrial and retail property and in the acquisition of over five million square feet of properties. He is a graduate of Yale University with a Bachelor of Arts degree in Economics.

            Frederick W. Wackerle, Director. Mr. Wackerle is an author, private investor and President of Fred Wackerle, Inc. He has been an advisor to Chief Executive Officers ("CEOs") and boards and an executive search consultant for the past 35 years. Mr. Wackerle specializes in advising corporate boards on management succession and the recruiting of CEO positions. In the past ten years, he devoted a significant amount of his time to investing in and advising biotechnology companies on succession planning, and recruited CEO candidates and board members for companies that include Biogen, Inc., ICOS Corp., Amylin Pharmaceuticals, Inc., Enzon, Inc., Medtronic Inc. and Ventana Medical Systems. Mr. Wackerle frequently writes management articles for Chicago Crain's Business, recently completed a book on management succession entitled, "The Right CEO-Straight Talk About Making CEO Selection Decisions" (Jossey-Bass), and is a graduate of Monmouth College, where he has been active on their Board of Trustees. He is also a board member of The Rehabilitation Institute of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act requires the Company's directors, executive officers and 10% stockholders of a registered class of equity securities of the Company to file reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us, we believe that during fiscal 2002, our directors, executive officers and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them, except for two reports disclosing one transaction each which were inadvertently filed late in fiscal 2003 by Mr. Chan Kon Fung, a 10% stockholder of Common Stock of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table sets forth certain information regarding the compensation of our Chief Executive Officer, our Executive Vice President and our Chief Financial Officer for the fiscal years ended March 31, 2001, 2002 and 2003. Except as set forth below, no other compensation was paid to these individuals during the years indicated.

                                                                 Long-Term
                                                 Annual        Compensation
                                              Compensation        Awards
                                             --------------- ------------------
                                                                Securities
                                                                Underlying
                                      Year     Salary ($)    Options/SARs (#)
                                     ------  --------------- ------------------
T. Stephen Thompson                  2003    $   150,000          75,000
President, Chief Executive Officer   2002    $   150,000             0
and Director                         2001    $   150,000             0

Cecilia Chan                         2003    $   120,000          50,000
Executive Vice President and         2002    $   120,000             0
Director                             2001    $    75,000             0

Gary C. Parks                        2003    $   143,250(1)       25,000
Secretary, Treasurer and Chief       2002    $   125,000          10,000
Financial
Officer                              2001    $   125,000             0

(1) Includes a bonus of $18,250.

Stock Option Grants and Exercises During the Fiscal Year Ended March 31, 2003

            The following table sets forth information concerning stock option grants made during the fiscal year ended March 31, 2003, to the executive officers of the Company named in the "Summary Compensation Table" above. This information is for illustration purposes only and is not intended to predict the future price of our Common Stock. The actual future value of the options will depend on the market value of the Common Stock.

STOCK OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2003

                                Individual Grants                                   Potential Realizable Value At
--------------------------------------------------------------------------------    Assumed Annual Rates of Stock
                                                                                    Price Appreciation For Option
                                                                                                 Term
                                                                                    -----------------------------
                             Number of      Percent of
                            Securities         Total
                            Underlying     Options/SARs    Exercise
                           Options/SARs     Granted to     Price      Expiration
Name                          Granted      Employees (%)    ($/SH)       Date           5% ($)         10% ($)
----------------------- ---------------- ---------------- ----------- ------------ ---------------- -------------

T. Stephen Thompson           75,000           36.95         2.55     12/23/2012       311,526         496,053

Cecilia Chan                  50,000           24.63         2.55     12/23/2012       207,684         330,702

Gary C. Parks                 25,000           12.32         2.55     12/23/2012       103,842         165,351

            The following table sets forth certain summary information concerning exercised and unexercised options and warrants to purchase Common Stock held by the executive officers named in the "Summary Compensation Table" as of March 31, 2003.

              STOCK OPTION AND WARRANT EXERCISES IN FISCAL YEAR
       ENDED MARCH 31, 2003, AND FISCAL YEAR-END OPTION/WARRANT VALUES


                                                               Number of Unexercised            Value of Unexercised
                                                            Options/Warrants at Fiscal      In-The-Money Options/Warrants
                                                                   Year End (#)                at Fiscal Year End ($)
                                                          -------------------------------- -------------------------------
                               Shares
                            Acquired on      Realized
                            Exercise (#)     Value ($)     Exercisable    Unexercisable     Exercisable    Unexercisable
                           --------------- -------------- -------------- ----------------- -------------- ----------------
T. Stephen Thompson              0               0           34,318           88,749         87,211(1)       134,061(2)

Cecilia Chan                     0               0           231,479          45,833         8,126(3)        89,374(4)

Gary C. Parks                    0               0           21,835           28,360         43,242(5)       44,686(6)
--------------------------------------------------------------------------------------------------------------------------

(1) Based on the March 31, 2003, value of $4.50 per share, minus the average per share exercise price of $1.53 multiplied by the number of shares underlying the options.

(2) Based on the March 31, 2003, value of $4.50 per share, minus the average per share exercise price of $2.55 multiplied by the number of shares underlying the options.

(3) Based on the March 31, 2003, value of $4.50 per share, minus the average per share exercise price of $2.55 multiplied by the number of shares underlying the options.

(4) Based on the March 31, 2003, value of $4.50 per share, minus the average per share exercise price of $2.55 multiplied by the number of shares underlying the options.

(5) Based on the March 31, 2003, value of $4.50 per share, minus the average per share exercise price of $1.84 multiplied by the number of shares underlying the options.

(6) Based on the March 31, 2003, value of $4.50 per share, minus the average per share exercise price of $2.55 multiplied by the number of shares underlying the options.

Director Compensation

            We compensate non-employee members of the Board of Directors for their service as Board members through the grant to each such director of 15,000 options to purchase our Common Stock upon joining the Board. In addition, each non-employee director will receive 55,000 options for each subsequent year of Board service and 1,000 additional options for each year of service on each Board committee. Such options are generally granted at fair market value on the date of grant, vest ratably over 3 years and expire 5 years from the date of grant. We also reimburse the directors for out-of-pocket expenses incurred with their service as directors.

Employment Agreements

            We entered into an employment agreement with T. Stephen Thompson in 1992, pursuant to which we retained Mr. Thompson as our President and Chief Executive Officer for an annual base salary of $150,000 (subject to annual adjustment by the Board), plus reimbursement for related business expenses. The agreement, which includes certain confidentiality and non-disclosure provisions, grants to Mr. Thompson the right to receive an annual bonus to be established by the Board in an amount not to exceed 60% of Mr. Thompson's annual base salary for the year and certain other fringe benefits. If we breach the agreement or Mr. Thompson is terminated by us without cause, he is entitled to all payments which he would otherwise accrue over the greater of nine months from the date of termination or the remaining term under the agreement. Additionally, rights to all options granted to Mr. Thompson pursuant to the agreement vest immediately upon his termination without cause or a change of control. The term of Mr. Thompson's agreement expired on May 11, 1999; however, the agreement is subject to automatic renewal for successive one-year terms unless terminated by either party upon 30 days' notice. Except for $12,500 paid to Mr. Thompson during the fiscal year ended March 31, 1998, Mr. Thompson has waived any right to receive salary due under his employment agreement prior to June 30, 1998. Beginning July 1, 1998, and continuing until April 30, 1999, Mr. Thompson agreed to accept one-half of his annual salary as full satisfaction of our salary obligation under his employment agreement. Mr. Thompson, effective May 1, 1999, has resumed his full salary rate of $150,000 per annum under his employment agreement, but will not be paid amounts previously waived.

Compensation Committee Interlocks and Insider Participation

            The Compensation Committee makes all compensation decisions. The present members of the Compensation Committee are Frederick W. Wackerle, Chairman, Harvey R. Colten and Eric L. Sorkin. No interlocking relationship exists between our Board of Directors or

Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 16, 2003, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group and (iii) each person known to be the beneficial owner of more than 5% of our Common Stock.

                                         Number of Shares
                                          of Common Stock       Percentage of
                                        Beneficially Owned    Outstanding Shares
           Name and Address                     (1)            of Common Stock
-------------------------------------  --------------------- -------------------
T. Stephen Thompson (2)                   407,610 shares            4.71%
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061

Cecilia Chan (3)                          227,063 shares            3.16%
c/o Immtech International, Inc.
One North End Avenue, Ste. 1111
New York, NY  10282

Gary C. Parks (4)                          50,748 shares            0.59%
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061

Harvey Colten, MD (5)                      23,368 shares            0.27%
c/o Office of the Dean Columbia
University,
College of Physicians and Surgeons
630 West 168th Street
New York, NY  10032

Eric L. Sorkin (6)                        296,114 shares            3.37%
c/o Immtech International, Inc.
One North End Avenue, Ste. 1111
New York, NY  10282

Frederick W. Wackerle(7)                   80,941 shares            0.94%
3750 N. Lake Shore Drive
Chicago, IL  60613

All directors and executive              1,135,844 shares           12.26%
  officers as a group (6 persons)

                                         Number of Shares
                                          of Common Stock       Percentage of
                                        Beneficially Owned    Outstanding Shares
           Name and Address                     (1)            of Common Stock
-------------------------------------  --------------------- -------------------
Chan Kon Fung                           1,200,000 shares           14.07%
Flat B, 16th Floor
132 Broadway
Mei Foo Sun Chuen
Kowloon, Hong Kong

James Ng (8)                              452,800 shares            5.04%
c/o RADE Management Corporation
New York Mercantile Exchange
Box 415
New York, NY  10282

Donald F. Fitzgerald                      517,000 shares            6.06%
7701 Fitzgerald Road
P.O. Box 75
Thurmont, MD 21788

(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.

(2) Includes (i) 287,209 shares of Common Stock; (ii) 45,249 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 12,500 shares of Common Stock issuable upon the conversion of Series B Preferred Stock;
(iv) 25,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 20,000 shares of Common Stock at $6.00 per share by February 14, 2007 (only after the Series A Preferred Stock has been converted and vested), and warrant to purchase 5,000 shares of Common Stock at $6.125 per share by September 25, 2007; and (v) 37,652 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 8,872 shares of Common Stock at $0.46 per share by March 21, 2006, vested option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008, and the vested portion of 14,585 shares of an option to purchase 75,000 shares of Common Stock at $2.55 per share by December 24, 2012.

(3) Includes (i) 34,247 shares of Common Stock; (ii) 5,781 shares of Common Stock issuable upon the conversion of Series B Preferred Stock; (iii) 227,312 shares of Common Stock issuable upon the exercise of warrants as follows: vested warrant to purchase 51,923 shares of Common Stock at $6.47 per share by July 24, 2004, vested warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004, and vested warrant to purchase 2,312 shares of Common Stock at $6.125 per share by September 25, 2007; and (iv) the vested portion of 9,723 shares of an option to purchase 50,000 shares of Common Stock at $2.55 per share by December 24, 2012.

(4) Includes (i) 21,762 shares of Common Stock; (ii) 2,262 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 1,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 1,000 shares of Common Stock at $6.00 per share by February 14, 2007 (only after the Series A Preferred Stock has been converted); and (iv) 25,724 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008, the vested portion of 6,667 shares of an option to purchase 10,000 shares of Common Stock at $10.00 per share by July 19, 2011, and the vested portion of 4,862 shares of an option to purchase 25,000 shares of Common Stock at $2.55 per share by December 24, 2012.

(5) Includes (i) 1,088 shares of Common Stock; and (ii) 22,280 shares of Common Stock issuable upon the exercise of options as follows: the vested portion of 17,224 shares of an option to purchase 20,000 shares of Common Stock at $10.50 per shares by December 28, 2005, the vested portion of 3,695 shares of an option to purchase 7,000 shares of Common Stock at $4.75 per share by December 18, 2006, the vested portion of 1,361 shares of an option to purchase 7,000 shares of Common Stock at $2.55 per share by December 24, 2007.

(6) Includes (i) 26,140 shares of Common Stock; (ii) 20,362 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 234,000 shares of Common Stock issuable upon the exercise of warrants as follows: vested warrant to purchase 51, 923 shares of Common Stock at $6.47 per share by July 24, 2004, vested warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004, and vested warrant to purchase 9,000 shares of Common Stock at $6.00 per share by February 14, 2007 (only after the Series A Preferred Stock has been converted); and (iv) 15,612 shares of Common Stock issuable upon the exercise of options as follows: the vested portion of 14,251 shares of an option to purchase 27,000 shares of Common Stock at $4.75 per share by December 18, 2006, and the vested portion of 1,361 shares of an option to purchase 7,000 shares of Common Stock at $2.55 per share by December 24, 2007.

(7) Includes (i) 33,393 shares of Common Stock; (ii) 13,575 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) vested warrant to purchase 6,000 shares of Common Stock at $6.00 per share by February 14, 2007 (only after the Series A Preferred Stock has been converted); and (iv) 27,973 shares of Common Stock issuable upon the exercise of options as follows: the vested option to purchase 15,000 shares of Common Stock at $10.50 per share by December 28, 2005, the vested portion of 11,612 shares of an option to purchase 22,000 shares of Common Stock at $4.75 per share by December 18, 2006, and the vested portion of 1,361 on an option to purchase 7,000 shares of Common Stock at $2.55 per share by December 24, 2007.

(8) Includes (i) 2,800 shares of Common Stock; and (ii) 320,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 73,845 shares of Common Stock at $6.47 per share by July 24, 2004, and warrant to purchase 246,155 shares of Common Stock at $6.47 per share by October 12, 2004. As beneficial owner of RADE Management Corporation ("RADE"), includes 130,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 30,000 shares of Common Stock at $6.47 per share by July 24, 2004, and warrant to purchase 100,000 shares of Common Stock at $6.47 per share by October 12, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The following related-party transactions are disclosed.

RADE Management Corporation
---------------------------

            Immtech leases an office facility in New York, New York from RADE Management Corporation ("RADE") on a month-to-month basis. During the years ended March 31, 2001, 2002 and 2003, we paid approximately $102,000, $106,000 and $106,000, respectively, for the use of the facility. In addition, during the years ended March 31, 2001, 2002, and 2003, we reimbursed RADE approximately $41,000, $18,000 and $0, respectively, for expenses paid on our behalf.

ITEM 14.    CONTROLS AND PROCEDURES

Disclosure and Procedures

            The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures, which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls

            The Company mains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

            Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table presents the aggregate fees billed for professional services rendered by Deloitte & Touche LLP in 2002 and 2003. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP during 2002 or 2003.

                                                     2002             2003
                                                     ----             ----

Audit Fees (1).................................      $127,972          $92,681

Audit-Related Fees (2) ........................       $25,900          $20,040

Tax Fees (3)...................................        $4,600           $4,200

TOTAL..........................................      $158,472         $116,921

------------------------

(1) Audit fees consist of professional services rendered for the audit of the Company's annual financial statements and the reviews of the quarterly financial statements.

(2) Audit-related fees include fees related to assurance and related services. This category also includes fees for issuance of comfort letters, consents and assistance with and review of documents filed with the SEC.

(3) Tax fees consist of fees for services rendered to the Company for tax compliance, tax planning and advice.

            All work performed by Deloitte & Touche as described above under the caption Audit Fees for the fiscal year ended March 31, 2003, has been approved by the Audit Commitee.

                                    PART IV.

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents Filed with this Report.

      The following documents are filed as part of this Form 10-K:

      1.    Financial Statements

            The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

      2.    Financial Statement Schedules

            None.

      3.    Exhibits

            The information called for by this paragraph is contained in the Index to Exhibits of this Form 10-K, which is incorporated herein by reference.

(b)   Reports on Form 8-K.

            During the quarter ended March 31, 2003, the Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on each of January 15, 2003 and January 23, 2003.

            The Report on Form 8-K filed on January 15, 2003 reported under Item 5 of Form 8-K our purchase of an 80% interest in Lenton Fibre Optics Development Limited, a Hong Kong company. Pursuant to Item 7 of Form 8-K, the Company also filed unaudited pro forma financial information reflecting the historical financial position of the Company, with pro forma adjustments as if the purchase had closed on September 30, 2002.

            The Report on Form 8-K filed on January 23, 2003 was filed to announce the Company's receipt of a $2.1 million advance payment of a grant to further support the clinical development of our drug DB289 to treat African sleeping sickness and was reported under Item 5 of Form 8-K.

       Consolidated Financial Statements of Immtech International, Inc.

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2002 AND 2003,
  FOR THE YEARS ENDED MARCH 31, 2001, 2002 AND 2003
  AND FOR THE PERIOD FROM OCTOBER 15, 1984 (DATE OF
  INCEPTION) TO MARCH 31, 2003 (UNAUDITED):

  Balance Sheets                                                             F-2

  Statements of Operations                                                   F-3

  Statements of Stockholders' Equity (Deficiency
  in Assets)                                                          F-4 -  F-5

  Statements of Cash Flows                                                   F-6

  Notes to Financial Statements                                       F-7 - F-30

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               IMMTECH INTERNATIONAL, INC.



Date:             June 27, 2003                By: /s/ T. Stephen Thompson
     -----------------------------------       ---------------------------------
                                               T. Stephen Thompson
                                               Chief Executive Officer and
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Date
---------                            ----
/s/ T. Stephen Thompson                     June 27, 2003
---------------------------------    ----------------------------
T. Stephen Thompson
Chief Executive Officer and
President
(Principal Executive Officer)

/s/ Gary C. Parks                           June 27, 2003
---------------------------------    ----------------------------
Gary C. Parks
Treasurer, Secretary and Chief
Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Cecilia Chan                            June 27, 2003
---------------------------------    ----------------------------
Cecilia Chan
Director

/s/ Harvey Colten, MD                       June 27, 2003
---------------------------------    ----------------------------
Harvey Colten, MD
Director

/s/ Eric L. Sorkin                          June 27, 2003
---------------------------------    ----------------------------
Eric L. Sorkin
Director

/s/ Frederick W. Wackerle                   June 27, 2003
---------------------------------    ----------------------------
Frederick W. Wackerle
Director

                                 CERTIFICATIONS

      I, T. Stephen Thompson, certify that:

1. I have reviewed this annual report on Form 10-K of Immtech International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 27, 2003

                                       /s/ T. Stephen Thompson
                                       ----------------------------------------
                                       T. Stephen Thompson
                                       President and Chief Executive Officer

I, Gary C. Parks, certify that:

1.    I have reviewed this annual report on Form 10-K of Immtech International
      Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 27, 2003

                                       /s/ Gary C. Parks
                                       ---------------------------------
                                       Gary C. Parks
                                       Secretary, Treasurer and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------

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

4.6 (8) Warrant Agreement, dated July 31, 2000, by and between the Company and Griffith Shelmire Partners, Inc.

4.7 (8) Warrant Agreement, dated July 31, 2000, by and between the Company and Scott R. Griffith

4.8 (8) Warrant Agreement, dated July 31, 2000, by and between the Company and Jesse B. Shelmire

4.9 (9)               Certificate of Designation for February 14, 2002 Private
                      Placement

4.10(9) Stock Purchase Warrant, dated February 14, 2002 for February 14, 2002 Private Placement

4.11 (11)             Certificate of Designation for June 2003 Private Placement

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

10.24 (4)             Employment Agreement, dated 1998, by and between NextEra
                      and Lawrence Potempa

10.25 (7)             Form of Regulation D Subscription Agreement for December
                      8, 2000 Private Placement

10.26 (7)             Form of Regulation S Subscription Agreement for December
                      8, 2000 Private Placement

10.27 (9)             Form of Regulation D Subscription Agreement for February
                      14, 2002 Series A Preferred Private Placement

10.28(9) Form of Regulation S Subscription Agreement for February 14, 2002 Series A Preferred Private Placement

10.29 (10)            Amendment, dated January 28, 2002, to License Agreement
                      between the Company, Pharm-Eco Laboratories, Inc. and The
                      University of North Carolina at Chapel Hill, as amended

10.30 (11)            Form of Regulation D Subscription Agreement for June 2003
                      Series C Preferred Private Placement

10.31 (11)            Form of Regulation S Subscription Agreement for June 2003
                      Series C Preferred Private Placement

21.1                  Subsidiaries of Registrant

23.1                  Consent of Deloitte & Touche LLP

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by Reference to our Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on September 28, 1998.

(2) Incorporated by Reference to Amendment No. 1 to our Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on February 11, 1999.

(3) Incorporated by Reference to Amendment No. 2 our Registration Statement on Form SB-2 (Registration Statement No. 333-64393), as filed with the Securities and Exchange Commission on March 30, 1999.

(4) Incorporated by Reference to our Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 001-14907), as filed with the Securities and Exchange Commission on June 29, 1999.

(5) Incorporated by Reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (File No. 000-25669), as filed with the Securities and Exchange Commission on June 26, 2000.

(6) Incorporated by Reference to Annex A to our Definitive Proxy Statement (File No. 000-25669), as filed with the Securities and Exchange Commission on August 25, 2000.

(7) Incorporated by Reference to our Quarterly Report on Form 10-QSB (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2001.

(8) Incorporated by Reference to our Annual Report on Form 10-KSB/A (File No. 000-25669), as filed with the Securities and Exchange Commission on June 29, 2001, as amended on July 6, 2001.

(9) Incorporated by Reference to the Exhibits to our Form 8-K (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2002.

(10) Incorporated by Reference to our Form 10-Q (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2002, as amended on June 10, 2002.

(11) Incorporated by Reference to the Exhibits to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 10, 2003.

IMMTECH INTERNATIONAL, INC.
AND SUBSIDIARY (A Development Stage
Enterprise)

Consolidated Financial Statements as of March 31, 2002 and 2003, for the Years Ended March 31, 2001, 2002 and
2003 and for the Period October 15, 1984 (Date of
Inception) to March 31, 2003 (Unaudited) and
Independent Auditors' Report

IMMTECH INTERNATIONAL, INC. and subsidiary
(A Development Stage Enterprise)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Immtech International, Inc.
(A Development Stage Enterprise):

We have audited the accompanying consolidated balance sheets of Immtech International, Inc. (a development stage enterprise) and subsidiary (the "Company") as of March 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

June 20, 2003

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2003
--------------------------------------------------------------------------------

ASSETS                                                                                 2002            2003

CURRENT ASSETS:
  Cash and cash equivalents                                                       $  2,037,813    $    112,040
  Restricted funds on deposit                                                          602,400       2,739,947
  Other current assets                                                                  39,881         133,525
                                                                                  ------------    ------------

           Total current assets                                                      2,680,094       2,985,512

PROPERTY AND EQUIPMENT - Net                                                           175,950       3,604,656

OTHER ASSETS                                                                            19,848          19,848
                                                                                  ------------    ------------

TOTAL ASSETS                                                                      $  2,875,892    $  6,610,016
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $    545,017    $    541,881
  Accrued expenses                                                                       4,257           4,821
  Deferred revenue                                                                     563,435       2,554,071
                                                                                  ------------    ------------

           Total current liabilities                                                 1,112,709       3,100,773

DEFERRED RENTAL OBLIGATION                                                              27,145          20,779
                                                                                  ------------    ------------

           Total liabilities                                                         1,139,854       3,121,552
                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                                      296,193

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,680,000 and 4,440,000 shares authorized and unissued as of March 31, 2002 and 2003, respectively
  Series A convertible preferred stock, par value $0.01 per share, stated value
    $25 per share, 320,000 shares authorized, 160,100 and 142,800 shares issued and outstanding as of March 31, 2002 and 2003, respectively, aggregate liquidation preference of $4,031,900 and $3,668,005 as of March 31, 2002
    and 2003, respectively                                                           4,031,900       3,668,005
  Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 56,725 shares issued and outstanding as of March 31, 2003
    aggregated liquidation preference of $1,469,967 as of March 31, 2003                             1,469,967
  Common stock, par value $0.01 per share, 30,000,000 shares authorized, 6,066,459 and 7,898,986 shares issued and
    outstanding as of March 31, 2002 and 2003, respectively                             60,664          78,990
  Additional paid-in capital                                                        34,679,844      40,142,617
  Deficit accumulated during the developmental stage                               (37,036,370)    (42,167,308)
                                                                                  ------------    ------------

           Total stockholders' equity                                                1,736,038       3,192,271
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  2,875,892    $  6,610,016
                                                                                  ============    ============

See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2001, 2002 AND 2003 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                     October 15,
                                                                                                         1984
                                                                  Years Ended March 31,              (Inception)
                                                       ------------------------------------------    to March 31,
                                                           2001           2002            2003          2003

REVENUES                                               $  1,354,943    $ 3,522,113    $ 1,608,849    $  8,842,822
                                                       ------------    -----------    -----------    ------------

EXPENSES:

  Research and development                                6,694,546      3,958,107      2,570,370      31,071,531
  General and administrative                              4,719,298      2,927,726      3,731,398      21,071,884
  Equity in loss of joint venture                                                                         135,002
                                                       ------------    -----------    -----------    ------------

           Total expenses                                11,413,844      6,885,833      6,301,768      52,278,417
                                                       ------------    -----------    -----------    ------------

LOSS FROM OPERATIONS                                    (10,058,901)    (3,363,720)    (4,692,919)    (43,435,595)
                                                       ------------    -----------    -----------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                           198,559         40,610         13,850         577,578
  Interest expense                                                                                     (1,129,502)
  Loss on sales of investment securities - net               (2,942)                                       (2,942)
  Cancelled offering costs                                                                               (584,707)
  Gain on extinguishment of debt                                                                        1,427,765
                                                       ------------    -----------    -----------    ------------

           Other income (expense) - net                     195,617         40,610         13,850         288,192
                                                       ------------    -----------    -----------    ------------

NET LOSS                                                 (9,863,284)    (3,323,110)    (4,679,069)    (43,147,403)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                                     (937,935)      (451,869)     (1,389,804)

REDEEMABLE PREFERRED STOCK CONVERSION,
  PREMIUM AMORTIZATION AND DIVIDENDS                                                                    2,369,899
                                                       ------------    -----------    -----------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                         $ (9,863,284)  $ (4,261,045)  ($5,130,938)    $(42,167,308)
                                                       ============   ============    ===========    ============

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS:
    Net loss                                           $      (1.78)   $     (0.55)   $     (0.71)
    Convertible preferred stock dividends                                    (0.16)         (0.07)
                                                       ------------    -----------    -----------

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                  $      (1.78)   $     (0.71)   $     (0.78)
                                                       ============    ===========    ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                    5,545,190      6,011,416      6,565,495

See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
YEARS ENDED MARCH 31, 2001, 2002 AND 2003 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------



                                        Series A Convertible     Series B Convertible
                                           Preferred Stock          Preferred Stock                Common Stock
                                        ---------------------  ------------------------  -----------------------------
                                        Issued and                 Issued and              Issued and
                                        Outstanding   Amount       Outstanding   Amount    Outstanding         Amount

October 15, 1984 (Inception)
Issuance of common stock to
founders                                                                                   $   113,243    $     1,132
                                                                                           -----------    -----------
Balance, March 31, 1985                                                                        113,243          1,132
Issuance of common stock                                                                        85,368            854
Net loss

                                                                                           -----------    -----------
Balance, March 31, 1986                                                                        198,611          1,986
Issuance of common stock                                                                        42,901            429
Net loss

Balance, March 31, 1987                                                                        241,512          2,415
Issuance of common stock                                                                         4,210             42
Net loss
                                                                                           -----------    -----------
Balance, March 31, 1988                                                                        245,722          2,457
Issuance of common stock                                                                        62,792            628
Provision for compensation
Net loss
                                                                                           -----------    -----------
Balance, March 31, 1989                                                                        308,514          3,085
Issuance of common stock                                                                        16,478            165
Provision for compensation
Net loss
                                                                                           -----------    -----------
Balance, March 31, 1990                                                                        324,992          3,250
Issuance of common stock                                                                           218              2
Provision for compensation
Net loss
                                                                                           -----------    -----------
Balance, March 31, 1991                                                                        325,210          3,252
Issuance of common stock                                                                        18,119            181
Provision for compensation
Issuance of stock options in exchange
for cancellation of indebtedness
Net loss
                                                                                           -----------    -----------
Balance, March 31, 1992                                                                        343,329          3,433
Issuance of common stock                                                                       195,790          1,958
Provision for compensation
Net loss
                                                                                           -----------    -----------
Balance, March 31, 1993                                                                        539,119          5,391
Issuance of common stock                                                                       107,262          1,073
Provision for compensation
Net loss
                                                                                           -----------    -----------
Balance, March 31, 1994                                                                        646,381          6,464
Net loss
                                                                                           -----------    -----------
Balance, March 31, 1995                                                                        646,381          6,464
Issuance of common stock for
compensation                                                                                    16,131            161
Net loss
                                                                                           -----------    -----------
Balance, March 31, 1996                                                                        662,512          6,625
Issuance of common stock                                                                        12,986            130
Provision for compensation -
employees
Provision for compensation -
nonemployees
Issuance of warrants to purchase
common stock
Net loss
                                                                                           -----------    -----------

Balance, March 31, 1997                                                                        675,498          6,755
Exercise of options                                                                             68,167            682
Provision for compensation
employees
Provision for compensation
nonemployees
Contributed capital - common
stockholders
Net loss
                                                                                           -----------    -----------


                                                          Deficit         Accumulated       Total
                                                        Accumulated          Other      Stockholders'
                                            Additional   During the      Comprehensive     Equity
                                             Paid-in    Development          Income    (Deficiency in
                                             Capital       Stage             (Loss)        Assets)

October 15, 1984 (Inception)
Issuance of common stock to
founders                                 $    24,868                                   $    26,000
                                         -----------                                   -----------
Balance, March 31, 1985                       24,868                                        26,000
Issuance of common stock                     269,486                                       270,340
Net loss                                                 $ (209,569)                      (209,569)
                                         -----------     ----------                    -----------
Balance, March 31, 1986                      294,354       (209,569)                        86,771
Issuance of common stock                     285,987                                       286,416
Net loss                                                    (47,486)                       (47,486)
                                         -----------     ----------                    -----------
Balance, March 31, 1987                      580,341       (257,055)                       325,701
Issuance of common stock                      28,959                                        29,001
Net loss                                                   (294,416)                      (294,416)
                                         -----------     ----------                    -----------
Balance, March 31, 1988                      609,300       (551,471)                        60,286
Issuance of common stock                     569,372                                       570,000
Provision for compensation                   489,975                                       489,975
Net loss                                                   (986,746)                      (986,746)
                                         -----------     ----------                    -----------
Balance, March 31, 1989                    1,668,647     (1,538,217)                       133,515
Issuance of common stock                     171,059                                       171,224
Provision for compensation                   320,980                                       320,980
Net loss                                                   (850,935)                      (850,935)
                                         -----------     ----------                    -----------
Balance, March 31, 1990                    2,160,686     (2,389,152)                      (225,216)
Issuance of common stock                       1,183                                         1,185
Provision for compensation                     6,400                                         6,400
Net loss                                                   (163,693)                      (163,693)
                                         -----------     ----------                    -----------
Balance, March 31, 1991                    2,168,269     (2,552,845)                      (381,324)
Issuance of common stock                      85,774                                        85,955
Provision for compensation                   864,496                                       864,496
Issuance of stock options in exchange
for cancellation of indebtedness              57,917                                        57,917
Net loss                                                 (1,479,782)                    (1,479,782)
                                         -----------     ----------                    -----------
Balance, March 31, 1992                    3,176,456     (4,032,627)                      (852,738)
Issuance of common stock                      66,839                                        68,797
Provision for compensation                   191,502                                       191,502
Net loss                                                 (1,220,079)                    (1,220,079)
                                         -----------     ----------                    -----------
Balance, March 31, 1993                    3,434,797     (5,252,706)                    (1,812,518)
Issuance of common stock                      40,602                                        41,675
Provision for compensation                    43,505                                        43,505
Net loss                                                 (2,246,428)                    (2,246,426)
                                         -----------     ----------                    -----------
Balance, March 31, 1994                    3,518,904     (7,499,132)                    (3,973,764)
Net loss                                                 (1,661,677)                    (1,661,677)
                                         -----------     ----------                    -----------
Balance, March 31, 1995                    3,518,904     (9,160,809)                    (5,635,441)
Issuance of common stock for
compensation                                   7,339                                         7,500
Net loss                                                 (1,005,962)                    (1,005,962)
                                         -----------     ----------                    -----------
Balance, March 31, 1996                    3,526,243    (10,166,771)                    (6,633,903)
Issuance of common stock                       5,908                                         6,038
Provision for compensation -
employees                                     45,086                                        45,086
Provision for compensation -
nonemployees                                  62,343                                        62,343
Issuance of warrants to purchase
common stock                                  80,834                                        80,834
Net loss                                                 (1,618,543)                    (1,618,543)
                                         -----------     ----------                    -----------

Balance, March 31, 1997                    3,720,414    (11,785,314)                    (8,058,145)
Exercise of options                           28,862                                        29,544
Provision for compensation
employees                                     50,680                                        50,680
Provision for compensation
nonemployees                                 201,696                                       201,696
Contributed capital - common
stockholders                                 231,734                                       231,734
Net loss                                                 (1,477,132)                    (1,477,132)
                                         -----------     ----------                    -----------

See notes to consolidated financial statements.                      (Continued)

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
YEARS ENDED MARCH 31, 2001, 2002 AND 2003 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    Series A Convertible              Series B Convertible
                                                                      Preferred Stock                   Preferred Stock
                                                               -----------------------------     -----------------------------
                                                                Issued and                        Issued and
                                                               Outstanding            Amount     Outstanding            Amount
Balance, March 31, 1998
  Issuance of common stock under
    private placement offering
  Exercise of options
  Provision for compensation -
    nonemployees
  Issuance of common stock to Criticare
  Conversion of Criticare debt to
    common stock
  Conversion of debt to common stock
  Conversion of redeemable preferred
    stock to common stock
  Net loss

Balance, March 31, 1999

  Comprehensive loss:
    Net loss
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale

      Comprehensive loss
  Issuance of common stock under
    initial public offering, less offering
    costs of $513,000
  Exercise of options and warrants
  Provision for compensation -
    nonemployees
  Issuance of common stock for
    compensation - nonemployees
  Issuance of common stock for
    accrued interest


Balance, March 31, 2000

  Comprehensive loss:
    Net loss
    Other comprehensive income (loss):
      Unrealized loss on investment
        securities available for sale
      Reclassification adjustment for
        loss included in net loss

      Comprehensive loss
  Issuance of common stock under
    private placement offering
  Exercise of options
  Provision for compensation -
    nonemployees
  Contributed capital -
    common stockholder


Balance, March 31, 2001
  Net loss
  Issuance of Series A convertible
    preferred stock under private
    placement offerings, less cash offering
    costs of $153,985                                              160,100       $4,002,500
  Issuance of common stock as offering
    costs under private placement offerings
  Accrual of preferred stock dividends                                               29,400
  Exercise of options
  Provision for compensation -
    nonemployees
                                                                  --------     ------------          -------      ------------

Balance, March 31, 2002                                            160,100        4,031,900
   Net loss

  Issuance of Series B convertible
    preferred stock under private placement
    offerings, less cash offering costs of
    $58,792                                                                                           76,725        $1,918,125
  Issuance of common stock for services provided
    in connection with private placement offerings
  Conversion of convertible preferred
    stock to common stock                                          (17,300)        (437,396)         (20,000)         (515,671)
  Accrual of preferred stock dividends                                              226,210                             76,227
  Payment of preferred stock dividends                                             (152,709)                            (8,714)
  Issuance of common stock for land use rights acquisition
  Issuance of common stock and warrants for services
  Exercise of options
  Provision for compensation -
    nonemployees
                                                                  --------     ------------          -------      ------------

Balance, March 31, 2003                                            142,800       $3,668,005           56,725       $ 1,469,967
                                                                  ========     ============          =======      ============


                                                                                                                    Deficit
                                                                         Common Stock                             Accumulated
                                                               -----------------------------     Additional        During the
                                                                Issued and                         Paid-in        Development
                                                               Outstanding            Amount       Capital           Stage
Balance, March 31, 1998                                            743,665          $ 7,437      $ 4,233,386      $(13,262,446)
  Issuance of common stock under
    private placement offering                                     575,000            5,750          824,907
  Exercise of options                                               40,650              406           12,944
  Provision for compensation -
    nonemployees                                                                                   2,426,000
  Issuance of common stock to Criticare                             86,207              862          133,621
  Conversion of Criticare debt to
    common stock                                                   180,756            1,808          856,485
  Conversion of debt to common stock                               424,222            4,242          657,555
  Conversion of redeemable preferred
    stock to common stock                                        1,195,017           11,950        1,852,300         3,713,334
  Net loss                                                                                                          (1,929,003)
                                                                ----------        ---------     ------------     -------------
Balance, March 31, 1999                                          3,245,517           32,455       10,997,198       (11,478,115)

  Comprehensive loss:
    Net loss                                                                                                       (11,433,926)
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale

      Comprehensive loss
  Issuance of common stock under
    initial public offering, less offering
    costs of $513,000                                            1,150,000           11,500        9,161,110
  Exercise of options and warrants                                 247,420            2,474          424,348
  Provision for compensation -
    nonemployees                                                                                     509,838
  Issuance of common stock for
    compensation - nonemployees                                    611,250            6,113        6,106,387
  Issuance of common stock for
    accrued interest                                                28,147              281          281,189
                                                                ----------        ---------     ------------     -------------

Balance, March 31, 2000                                          5,282,334           52,823       27,480,070       (22,912,041)

  Comprehensive loss:
    Net loss                                                                                                        (9,863,284)
    Other comprehensive income (loss):
      Unrealized loss on investment
        securities available for sale
      Reclassification adjustment for
        loss included in net loss

      Comprehensive loss
  Issuance of common stock under
    private placement offering                                     584,250            5,843        4,299,806
  Exercise of options                                               88,661              886           41,922
  Provision for compensation -
    nonemployees                                                                                   1,739,294
  Contributed capital -
    common stockholder                                                                                13,825
                                                                ----------        ---------     ------------     -------------

Balance, March 31, 2001                                          5,955,245           59,552       33,574,917       (32,775,325)
  Net loss                                                                                                          (3,323,110)
  Issuance of Series A convertible
    preferred stock under private
    placement offerings, less cash offering
    costs of $153,985                                                                                754,550          (908,535)
  Issuance of common stock as offering
    costs under private placement offerings                         60,000              600             (600)
  Accrual of preferred stock dividends                                                                                 (29,400)
  Exercise of options                                               51,214              512           18,972
  Provision for compensation -
    nonemployees                                                                                     332,005
                                                                ----------        ---------     ------------     -------------

Balance, March 31, 2002                                          6,066,459           60,664       34,679,844       (37,036,370)
   Net loss                                                                                                         (4,679,069)

  Issuance of Series B convertible
    preferred stock under private placement
    offerings, less cash offering costs of
    $58,792                                                                                           90,640          (149,432)
  Issuance of common stock for services provided
    in connection with private placement offerings                 290,000            2,900          942,200
  Conversion of convertible preferred
    stock to common stock                                          228,448            2,285          950,758
  Accrual of preferred stock dividends                                                                                (302,437)
  Payment of preferred stock dividends                              45,529              456          160,657
  Issuance of common stock for land use rights acquisition       1,260,000           12,600        2,986,200
  Issuance of common stock and warrants for services                 8,333               83           89,042
  Exercise of options                                                  217                2              126
  Provision for compensation -
    nonemployees                                                                                     243,150
                                                                ----------        ---------     ------------     -------------

Balance, March 31, 2003                                          7,898,986         $ 78,990     $ 40,142,617     $ (42,167,308)
                                                                ==========        =========     ============     =============



                                                               Accumulated         Total
                                                                  Other        Stockholders'
                                                              Comprehensive       Equity
                                                                 Income       (Deficiency in
                                                                 (Loss)           Assets)
Balance, March 31, 1998                                                        $ (9,021,623)
  Issuance of common stock under
    private placement offering                                                      830,657
  Exercise of options                                                                13,350
  Provision for compensation -
    nonemployees                                                                  2,426,000
  Issuance of common stock to Criticare                                             134,483
  Conversion of Criticare debt to
    common stock                                                                    858,293
  Conversion of debt to common stock                                                661,797
  Conversion of redeemable preferred
    stock to common stock                                                         5,577,584
  Net loss                                                                       (1,929,003)
                                                                  ---------     -----------
Balance, March 31, 1999                                                            (448,462)
                                                                  ---------     -----------
  Comprehensive loss:
    Net loss                                                                    (11,433,926)
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale                             $ (1,178)          (1,178)
                                                                  ---------     -----------
      Comprehensive loss                                                        (11,435,104)
  Issuance of common stock under
    initial public offering, less offering
    costs of $513,000                                                             9,172,610
  Exercise of options and warrants                                                  426,822
  Provision for compensation -
    nonemployees                                                                    509,838
  Issuance of common stock for
    compensation - nonemployees                                                   6,112,500
  Issuance of common stock for
    accrued interest                                                                281,470
                                                                  ---------     -----------

Balance, March 31, 2000                                             (1,178)       4,619,674
                                                                  ---------     -----------
  Comprehensive loss:
    Net loss                                                                     (9,863,284)
    Other comprehensive income (loss):
      Unrealized loss on investment
        securities available for sale                               (1,764)          (1,764)
      Reclassification adjustment for
        loss included in net loss                                    2,942            2,942
                                                                  ---------     -----------
      Comprehensive loss                                                         (9,862,106)
  Issuance of common stock under
    private placement offering                                                    4,305,649
  Exercise of options                                                                42,808
  Provision for compensation -
    nonemployees                                                                  1,739,294
  Contributed capital -
    common stockholder                                                               13,825
                                                                  ---------     -----------

Balance, March 31, 2001                                                             859,144
  Net loss                                                                       (3,323,110)
  Issuance of Series A convertible
    preferred stock under private
    placement offerings, less cash offering
    costs of $153,985                                                             3,848,515
  Issuance of common stock as offering
    costs under private placement offerings
  Accrual of preferred stock dividends
  Exercise of options                                                                19,484
  Provision for compensation -
    nonemployees                                                                    332,005
                                                                                   --------

Balance, March 31, 2002                                                           1,736,038
   Net loss                                                                      (4,679,069)

  Issuance of Series B convertible
    preferred stock under private placement
    offerings, less cash offering costs of
    $58,792                                                                       1,859,333
  Issuance of common stock for services provided
    in connection with private placement offerings                                  945,100
  Conversion of convertible preferred
    stock to common stock                                                               (24)
  Accrual of preferred stock dividends
  Payment of preferred stock dividends                                                 (310)
  Issuance of common stock for land use rights acquisition                        2,998,800
  Issuance of common stock and warrants for services                                 89,125
  Exercise of options                                                                   128
  Provision for compensation -
    nonemployees                                                                    243,150
                                                                  ---------     -----------

Balance, March 31, 2003                                           $      0      $ 3,192,271
                                                                  =========     ===========

See notes to consolidated financial statements.                      (Concluded)

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001, 2002 AND 2003 AND THE PERIOD FROM
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                      October 15,
                                                                                                                         1984
                                                                                 Years Ended March 31,               (Inception)
                                                                      -----------------------------------------      to March 31,
                                                                             2001           2002           2003            2003
OPERATING ACTIVITIES:
Net loss                                                              $(9,863,284)   $(3,323,110)   $(4,679,069)   $(43,147,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation recorded related to issuance of common stock,
common stock options and warrants                                       1,739,294        332,005      1,277,375      14,859,975
Depreciation and amortization of property and equipment                    89,616         98,893         93,420         637,180
Deferred rental obligation                                                 (6,368)        (6,366)        (6,366)         20,779
Equity in loss of joint venture                                                                                         135,002
Loss on sales of investment securities - net                                2,942                                         2,942
Amortization of debt discounts and issuance costs                                                                       134,503
Gain on extinguishment of debt                                                                                       (1,427,765)
Changes in assets and liabilities:
Restricted funds on deposit                                            (3,812,553)     3,210,153     (2,137,547)     (2,739,947)
Other current assets                                                      (17,089)       (11,592)       (93,644)       (133,525)
Other assets                                                                                                            (19,848)
Accounts payable                                                          164,710     (1,150,704)        (4,741)        869,416
Accrued expenses                                                           36,958        (66,605)           564         667,834
Deferred revenue                                                        3,509,194     (2,945,759)     1,990,636       2,554,071
                                                                      -----------    -----------    -----------    ------------

Net cash used in operating activities                                  (8,156,580)    (3,863,085)    (3,559,372)    (27,586,786)
                                                                      -----------    -----------    -----------    ------------

INVESTING ACTIVITIES:
Purchases of investment securities                                       (199,996)                                   (1,803,469)
Proceeds from sales and maturities of investment securities             1,558,043                                     1,800,527
Purchases of property and equipment                                       (62,350)       (64,819)       (20,604)       (713,790)
Cash paid for acquisition of land use rights                                                           (204,924)       (204,924)
Investment in and advances to joint venture                                                                            (135,002)
                                                                      -----------    -----------    -----------    ------------

Net cash provided by (used in) investing activities                     1,295,697        (64,819)      (225,528)     (1,056,658)
                                                                      -----------    -----------    -----------    ------------

FINANCING ACTIVITIES:
Net advances from stockholders and affiliates                                                                           985,172
Proceeds from issuance of notes payable                                                                               2,645,194
Principal payments on notes payable                                                                                    (218,119)
Payments for debt issuance costs                                                                                        (53,669)
Payments for extinguishment of debt                                                                                    (203,450)
Net proceeds from issuance of redeemable preferred stock                                                              3,330,000
Net proceeds from issuance of convertible preferred stock
  and warrants                                                                         3,848,515      1,859,333       5,707,848
Payments for convertible preferred stock dividends and
  for fractional shares of common stock resulting from
  the conversions of convertible preferred stock                                                           (334)           (334)
Net proceeds from issuance of common stock                              4,348,457         19,484            128      16,317,283
Additional capital contributed by stockholders                             13,825                                       245,559
                                                                      -----------    -----------    -----------    ------------

Net cash provided by financing activities                               4,362,282      3,867,999      1,859,127      28,755,484
                                                                      -----------    -----------    -----------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (2,498,601)       (59,905)    (1,925,773)        112,040

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          4,596,319      2,097,718      2,037,813             -
                                                                      -----------    -----------    -----------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 2,097,718    $ 2,037,813    $   112,040    $    112,040
                                                                      ===========    ===========    ===========    ============

SUPPLEMENTAL CASH FLOW INFORMATION  (Note 11)


See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2001, 2002 AND 2003

--------------------------------------------------------------------------------

1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiary (the "Company") is a pharmaceutical company focused on the development and commercialization of drugs to treat infectious diseases. The Company has development programs that include fungal infections, Malaria, Tuberculosis, Hepatitis C, Pneumocystis carinii pneumonia and tropical medicine diseases including African sleeping sickness (a parasitic disease also known as Trypanosomiasis) and Leishmaniasis (a parasitic disease that destroys the liver). The Company holds worldwide patents, licenses and rights to license worldwide patents, patent applications and technologies from third parties that are integral to the Company's business. The Company is a development stage enterprise and since its inception on October 15, 1984, the Company has engaged in research and development programs, expanding its network of scientists and scientific advisors, licensing technology agreements and advancing the commercialization of its dication technology platform. The Company uses the expertise and resources of strategic partners and contracted parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) the manufacture of pharmaceutical products. The Company has licensing and exclusive commercialization rights to a dication pharmaceutical platform and is developing drugs intended for commercial use based on that platform.

    The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2004, if at all.

    Since inception, the Company has incurred accumulated losses of approximately $43,147,000. Management expects the Company to continue to incur significant losses during the next several years as the Company continues its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with third parties and is dependent on their ability to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial funds to conduct research and development and laboratory and clinical testing, and to manufacture (or have manufactured) and market (or have marketed) its product candidates. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction in the Company's research and development programs, competitive and technological advances, the regulatory process, and other factors. In any of these circumstances, the Company may require substantially more funds than are currently available or than management intends to raise.

    Subsequent to March 31, 2003, the Company completed private placement offerings that raised approximately $3,133,800 of additional equity capital (before cash offering costs of approximately $250,000) through the issuance of 125,352 shares of Series C Convertible Preferred stock (see Note 12). The net proceeds from the private placement offerings will not likely be sufficient to fund the Company's operations through the commercialization of one or more products yielding sufficient revenues to support the Company's operations; therefore, the Company will likely need to raise additional funds at some time in the future.

    The Company believes its existing unrestricted cash and cash equivalents (including the net proceeds of the private placement made subsequent to year end), and the grants the Company has received or has been awarded and is awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through June of 2004, although there can be no assurance the Company will not require additional funds. Management may seek to satisfy future funding requirements through public or private offerings of securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies or from other sources.

    Principles of Consolidation - The consolidated financial statements include the accounts of Lenton Fibre Optics Development Limited ("Lenton"), a majority-owned subsidiary, located in Hong Kong. All significant intercompany balances and transactions have been eliminated.

    Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

    Restricted Funds on Deposit - Restricted funds on deposit consist of cash on deposit at a bank that is restricted for use in accordance with a clinical research subcontract agreement with The University of North Carolina at Chapel Hill.

    Investment Securities - The Company generally classified investments in debt securities as available-for-sale based on the intent to sell securities to meet current cash flow needs rather than to hold such investments to maturity. Securities available for sale were recorded at fair value, with unrealized gains (losses) recorded as a separate component of stockholders' equity (deficiency in assets) as accumulated other comprehensive income
    (loss). Gains (losses) on the sale of investment securities were recorded on the specific identification method.

    The Company did not hold any investment securities as of March 31, 2002 and 2003. Proceeds from the sales and maturities of investment securities during the year ended March 31, 2001 were $1,588,043. Gross gains and gross losses of $212 and $3,154, respectively, were realized on such sales during the year ended March 31, 2001.

    Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method (see Note 4). The investment balance is zero as of March 31, 2002 and 2003.

    Property and Equipment - Property and equipment are recorded at cost and depreciation and amortization are provided using the straight-line method over estimated useful lives ranging from three to seven years.

    Land Use Rights - Land use rights represent an agreement by Lenton Fibre Optics Development Limited ("Lenton") to use land in the People's Republic of China for a period of 50 years and is being amortized over that period on a straight-line basis.

    Long-Lived Assets - The Company periodically evaluates the carrying value of its property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the asset and is measured by the difference between the fair value and carrying value of the asset.

    Deferred Rental Obligation - Rental obligations with scheduled rent increases are recognized on a straight-line basis over the lease term.

    Minority Interest - Minority interest represents the carryover basis of the 20% of Lenton not owned by the Company at the date of acquisition, plus equity in earnings or minus equity in losses from that date.

    Revenue Recognition - Revenue under grants and research and development agreements is recognized based on the Company's estimates of the stage of completion under the terms of the respective agreements. Amounts received in excess of completion under the terms of the respective agreements are recorded as deferred revenues.

    Research and Development Costs - Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on behalf of the Company.

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

    Gain on Extinguishment of Debt - In April of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all material gains and losses from extinguishment of debt were required to be classified as extraordinary items, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are reported as extraordinary items only if they meet the criteria outlined in Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS No. 145 during the year ended March 31, 2003. As a result of this adoption, the Company recorded a reclassification of $1,427,765 from an extraordinary gain to a gain on the extinguishment of debt in the consolidated statement of operations for the period beginning at inception through March 31, 2003.

    Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares. Diluted net loss per share was the same as the basic net loss per share for the years ended March 31, 2001, 2002 and 2003. Potentially dilutive shares for common stock options and warrants and conversion of Series A and B Convertible Preferred Stock were not included in net income (loss) per share as their effect was antidilutive for each of the years then ended.

    Fair Value of Financial Instruments - The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of March 31, 2002 and 2003 based on the short term nature of the instruments.

    Segment Reporting - The Company is a development stage pharmaceutical company that operates as one segment.

    Comprehensive Loss - Comprehensive loss for the year ended March 31, 2001 includes the effects of net changes in unrealized losses on investment securities available for sale. There was no income tax effect on the components of comprehensive loss. There were no differences between comprehensive loss and net loss for all other years presented.

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

    New Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of SFAS No. 123, "Accounting for Stock Based Compensation." In addition, SFAS No. 148 requires disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the annual disclosure provisions of SFAS No. 148 in the financial statements for the fiscal year ended March 31, 2003 and will adopt the interim disclosure requirements beginning as the first quarter of fiscal 2004. The transition provisions of SFAS No. 148 are currently not applicable as the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective July 1, 2003. The Company is evaluating the impact of this standard on the financial statements.

2.  LAND USE RIGHTS ACQUISITION

    On January 13, 2003, the Company issued 1,200,000 shares of its common stock pursuant to a share purchase agreement entered into with an investor ("seller") who owned 100% of the outstanding equity of Lenton, whose only asset was use rights of undeveloped land. The subsidiary intends to construct and operate a pharmaceutical manufacturing facility capable of producing commercial quantities of the Company's pharmaceutical products at competitive costs. The land is located in a "free-trade zone" called the Futian Free Trade Zone, Shenzhen, in the People's Republic of China. The Company intends, once the facility is built and government approvals are obtained, to engage Lenton to manufacture for commercial distribution, the Company's pharmaceutical products intended for sale in Asia, Africa and other selected regions.

    The Company purchased an 80% interest in Lenton from the seller for the aggregate consideration of 1,200,000 unregistered shares of the Company's common stock. The Company also issued 60,000 shares of the Company's common stock for brokers fees on the transaction and incurred $206,529 in other acquisition costs. The fair value of the Company's stock was determined using the market value of three days prior to and after the acquisition date. This resulted in an investment of $3,501,522, all of which was allocated to property and equipment.

3.  RECAPITALIZATION, PRIVATE PLACEMENTS AND INITIAL PUBLIC OFFERING

    On July 24, 1998 (the "Effective Date"), the Company completed a recapitalization (the "Recapitalization") pursuant to which, among other items: (i) the Company's debt holders converted approximately $3,151,000 in stockholder advances, notes payable and related accrued interest and accounts payable outstanding immediately prior to the Effective Date into 1,209,962 shares of common stock and approximately $203,000 in cash (see
    Note 10); and (ii) the Company's Series A Redeemable Preferred stockholders converted 1,794,550 shares of Series A Redeemable Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,157,931 shares of common stock (see Note 10); (iii) the Company's Series B Redeemable Preferred stockholders converted 1,600,000 shares of Series B Redeemable Preferred Stock issued and outstanding immediately prior to the Effective Date into 1,232,133 shares of common stock (see Note 10).

    Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock for $1.74 per share, or aggregate consideration to the Company of $1,000,000 to certain accredited investors under a private placement offering. For services and expenses involved with this Recapitalization, the placement agent, New China Hong Kong Securities Limited ("NCHK") received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $.10 per share. On May 17, 1999, NCHK exercised their warrants. For advisory services in this transaction, RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement with RADE was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants expire July 24, 2004 (see Note 7). The private placement offering resulted in net proceeds of approximately $831,000. RADE leases an office facility which is occupied by both the Company and RADE. The office space is paid for by Immtech on RADE's behalf (see Note 9). During the years ended March 31, 2001, 2002, and 2003, the Company paid approximately $102,000, $106,000 and $106,000 respectively, for the use of the facility. In addition, during the years ended March 31, 2001, 2002 and 2003, approximately $41,000, $18,000 and $0, respectively, was paid to RADE as reimbursement for certain administrative expenses paid on behalf of the Company.

    On April 26, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering resulting in net proceeds of approximately $9,173,000. Costs incurred of approximately $513,000 as of March 31, 1999, including approximately $329,000 of costs that were unpaid and included in accounts payable as of such date, with respect to the offering were deferred pending the completion of the offering and netted with the proceeds of the offering. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share (see
    Note 7). The warrants expired on April 30, 2003.

    On December 8, 2000, the Company completed a private placement offering which raised approximately $4,306,000 of additional equity capital through the issuance of 584,250 shares of common stock.

    In February 2002, the Company completed private placement offerings which raised approximately $3,849,000 of additional equity capital (net of approximately $154,000 of cash offering costs) through the issuance of 160,100 shares of Series A Convertible Preferred Stock and warrants to purchase 400,250 shares of the Company's common stock at an exercise price of $6.00 per share. The warrants expire five years from the date of grant (see Note 7).

    In September and October 2002, the Company completed private placement offerings which raised approximately $1,859,000 of additional equity capital (net of approximately $59,000 of cash offering costs) through the issuance of 76,725 shares of Series B Convertible Preferred Stock and warrants to purchase 191,812 shares of the Company's common stock at an exercise price of $6.125 per share. The warrants expire five years from the date of grant (see Note 7).

4.  INVESTMENT IN NEXTERA THERAPEUTICS, INC.

    On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and certain other parties, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin provided funding of $1,350,000 to NextEra to fund the scale-up of manufacturing for and initiation of certain clinical trials of NextEra's product candidates. The Company contributed its rmCRP technology as well as use of its current laboratory facilities for shares of common stock of NextEra. During the year ended March 31, 2000, the Company advanced $135,000 to NextEra to fund its operations. The Company's advance to NextEra was expensed during the year ended March 31, 2000. The Company did not advance any funds to NextEra during the years ended March 31, 2001, 2002 and 2003.

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

    NextEra has incurred accumulated losses of approximately $2,781,000 since inception (July 8, 1998) through March 31, 2003. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of March 31, 2003, NextEra's current liabilities exceeded its current assets by approximately $294,000 and NextEra had a stockholders' equity of approximately $271,000.

    As of March 31, 2002 and 2003, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. On April 27, 2000, Franklin filed a complaint against the Company in the United States District Court for the Southern District of Ohio, Eastern Division alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. The complaint sought compensatory damages, unquantified punitive damages, attorneys' fees, costs and expenses. On March 23, 2001, Franklin voluntarily dismissed its complaint against the Company and together with NextEra filed a new complaint in the Court of Common Pleas, Franklin County, Ohio alleging fraud, negligent misrepresentation and breach of the implied covenant of good faith and fair dealing in connection with the research and funding agreement entered into between Franklin, the Company and NextEra. In addition, NextEra alleged the Company tortuously interfered with an employment agreement between NextEra and the chief scientific officer of NextEra. The complaint sought compensatory damages in excess of $25,000, unquantified punitive damages, attorneys' fees, costs and expenses. On May 25, 2001, the case was dismissed without prejudice by the Court of Common Pleas, Franklin County, Ohio. The Company is currently in negotiations with Franklin and its designees to resolve certain issues, including the possible restructuring of the joint venture and relationship with NextEra to better position NextEra in its fund-raising efforts, and increasing the Company's ownership interest in NextEra as consideration for services provided to NextEra, expenses the Company previously incurred on behalf of NextEra and funds previously advanced to NextEra.

    NextEra's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. NextEra's financial plans for the forthcoming year include continuing efforts to obtain additional equity financing.

    The Company has recognized an equity loss in NextEra to the extent of the basis of its investment. Future recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. As of March 31, 2002 and 2003, the Company's net investment in Next Era is zero.

    The following is summarized financial information for NextEra as of March 31, 2001, 2002, and 2003 and for the years then ended:

                                         2001           2002          2003

Current assets                                     $   309,000    $  281,000
Noncurrent assets                   $    22,000        642,000       566,000
Current liabilities:
  Advances from Franklin                872,000         71,000
  Advances from the Company             135,000        135,000       135,000
  Advances from other shareholders      343,000         40,000        88,000
  Other                                 262,000        525,000       353,000
Stockholders' (deficiency) equity    (1,590,000)       117,000       271,000
Revenues                                 77,000         46,000
Net (loss) income                      (660,000)      (796,000)       91,000
Net loss (inception to date)         (2,076,000)    (2,872,000)   (2,781,000)


5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following as of March 31, 2002 and 2003:

                                                     2002         2003

Land use rights                                               $3,501,522
Research and laboratory equipment                $  457,033      474,455
Furniture and office equipment                      154,642      157,824
Leasehold improvements                               28,525       28,525
                                                 ----------   ----------
Property and equipment - at cost                    640,200    4,162,326

Less accumulated depreciation and amortization      464,250      557,670
                                                 ----------   ----------
Property and equipment - net                     $  175,950   $3,604,656
                                                 ==========   ==========

6.  INCOME TAXES

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

    The Company has no significant deferred income tax liabilities. Significant components of the Company's deferred income tax assets are as follows:

                                                          March 31,
                                             --------------------------------
                                                   2002            2003

Deferred income tax assets:
  Federal net operating loss carryforwards    $ 10,979,000    $ 11,437,000
  State net operating loss carryforwards         1,422,000       1,486,000
  Federal income tax credit carryforwards          624,000         701,000
  Deferred revenue                                 219,000         991,000
                                              ------------    ------------
           Total deferred income tax assets     13,244,000      14,615,000
                                              ------------    ------------
Valuation allowance                            (13,244,000)    (14,615,000)
                                              ------------    ------------
Net deferred income taxes recognized
  in the accompanying balance sheets          $          0    $          0
                                              ============    ============

    As of March 31, 2003, the Company had federal net operating loss carryforwards of approximately $33,639,000 which expire from 2006 through 2023. The Company also has approximately $30,967,000 of state net operating loss carryforwards as of March 31, 2003, which expire from 2009 through 2023, available to offset future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of the Company's net operating loss carryforwards for federal income tax purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2003, the Company had federal income tax credit carryforwards of approximately $701,000 which expire from 2008 through 2023.

    A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

                                                           Years Ended March 31,
                                                   -----------------------------------
                                                        2001       2002       2003

Federal statutory income tax rate                      (34.0)%    (34.0)%    (34.0)%
State income taxes                                      (4.8)      (4.8)      (4.8)
Non-deductible compensation and expenses                 6.8        4.9        9.0
Benefit of federal and state net operating loss
  and tax credit carryforwards and other deferred
  income tax assets not recognized                      32.0       33.9       29.8
                                                       -----      -----      -----
       Effective income tax rate                           0 %        0 %        0 %
                                                       =====      =====      =====

7.  STOCKHOLDERS' EQUITY

    Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. As of March 31, 2002 and 2003, the Company recorded $29,000 and $98,005, respectively, of accrued preferred stock dividends which are included in the carrying value of the Series A Convertible Preferred Stock in the accompanying balance sheet. Each share of Series A Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the year ended March 31, 2002, the Company issued 166,100 shares of Series A Convertible Preferred Stock for net proceeds of $3,848,515 (net of approximately $154,000 of cash offering costs). On April and October 15, 2002, the Company issued 42,871 shares of common stock as dividends on the Series A Preferred Shares.

    The Company may at any time after February 14, 2003, require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon conversion at the request of the Company shall be determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of
    (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

    The Company may at any time, upon 30 day's notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of Common Stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class. A total of 17,300 shares of the Series A Convertible Preferred Stock and related accrued dividends were converted to 99,105 shares of the Company's common stock during the year ended March 31, 2003.

    Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. As of March 31, 2003, the Company recorded $51,842 of accrued preferred stock dividends which are included in the carrying value of the Series B Convertible Preferred Stock in the accompanying balance sheets. Each share of Series B Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the year ended March 31, 2003 the Company issued 76,725 shares of Series B Convertible Preferred Stock for net proceeds of $1,859,333 (net of offering costs of approximately $58,900 of cash offering costs). On October 15, 2002, the Company issued 2,658 shares of common stock as dividends on Series B preferred shares.

    The Company may at any time after September 24, 2003, require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon conversion at the request of the Company shall be determined (i) dividing the Liquidation Price by the Conversion Price B provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price
    B. The Conversion Price B is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

    The Company may at any time, upon 30 day notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of Common Stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment for dilution) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class. A total of 20,000 shares of the Series B Convertible Preferred Stock and related accrued dividends were converted to 129,343 shares of the Company's common stock during the year ended March 31, 2003.

    Common Stock - On June 28, 2002, the Company entered into a Finder's Agreement with an individual to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in China. As consideration for entering into the agreement, the individual received 150,000 shares of the Company's common stock and the Company recognized approximately $757,500 as a general and administrative expense based on the estimated fair value of the shares issued.

    On July 31, 2002, the Company entered into a one year agreement with The Gabriele Group. L.L.C. ("Gabriele") for assistance to be provided by Gabriele to the Company with respect to management consulting, strategic planning, public relations and promotions. As compensation for these services, the company granted Gabriele 40,000 shares of the Company's common stock and the Company recognized approximately $187,600 as a general and administrative expense during the three month period ended September 30, 2002, based on the estimated fair value of the shares issued. The Company also granted Gabriele warrants to purchase 30,000 shares of the Company's common stock at $6.00 per share. These warrants vest when the price of the Company's common stock reaches certain milestones, beginning at $10.00 per share for a period of 20 consecutive days. This agreement may be renewed for additional one year terms at the sole discretion of the Company.

    On March 21, 2003, the Company entered into media production agreements with "winmaxmedia," an operating division of Winmax Trading Group, Inc. ("Winmax"), to produce materials to be used in connection with equity fundraising efforts. As consideration for services to be performed under the agreement, the Company issued 100,000 shares of common stock and paid various amounts in cash. Amounts for services under the contracts are recorded as deferred offering costs within other current assets on the consolidated balance sheet.

    On March 21, 2003, the Company entered into an Investor Relations Agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") for financial consulting services and public relations management to be provided over a 12-month period. As consideration for services to be performed under the agreement, the Company will issue to Fulcrum 100,000 shares of common stock and warrants to purchase 350,000 shares of common stock at prices ranging from $6.00 to $15.00 per share. The common shares and warrants will be issued, and the related expense will be recognized, on a pro rata basis over the contract period. During the year ended March 31, 2003, 8,333 common shares were issued and a general and administrative expense of $37,290 was recorded based on the market value of the common shares on the date of issuance. Also during the year ended March 31, 2003, warrants to purchase 29,167 shares of common stock were issued and a general and administrative expense of $51,835 was recorded based on the value of the warrants using the Black-Scholes option valuation model.

    Common Stock Options - On October 12, 2000, the Company's stockholders approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities as part of the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides for the issuance of up to 350,000 shares of common stock in the form of incentive stock options and non-qualified stock options. At the stockholders meeting held November 15, 2002, the stockholders approved an amendment to the 2000 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance from 350,000 shares to 1,100,000 shares. Expiring stock options which were issued under the 2000 Stock Incentive Plan are available for reissuance. During the year ended March 31, 2003, there were 30,000 options previously granted under the 2000 Stock Incentive Plan that expired and are available to be reissued. The incentive stock options must be granted at a price at least equal to fair market value at the date of grant.

    The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and expire after five or ten years. As of March 31, 2003, there were a total of 630,750 shares available for grant, which includes 12,000 shares which are reserved for issuance under certain consulting agreements with nonemployees.

    During the year ended March 31, 2001, the Company issued options to purchase 105,000 shares of common stock to nonemployees and recognized expense of approximately $452,000 related to such options and certain other options issued in the prior year which vest over a four year service period. During the year ended March 31, 2002, the Company issued options to purchase 12,000 shares of common stock to nonemployees and recognized expense of approximately $332,000 related to such options and certain other options issued in prior years which vest over a four year service period. During the year ended March 31, 2003, the Company issued options to purchase 22,000 shares of common stock to nonemployees (of which options to purchase 5,000 shares did not vest) and recognized expense of approximately $243,000 related to such options and certain other options issued in prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options using the Black-Scholes valuation model and assumptions regarding volatility of the Company's common stock, risk-free interest rates, and life of the option of the Company's common stock all at the date such options were issued.

    The activity during the years ended March 31, 2001, 2002 and 2003 for the Company's stock options is summarized as follows:

                                                                 Weighted
                                   Number of   Stock Options     Average
                                    Shares      Price Range   Exercise Price

Outstanding as of March 31, 2000    416,048     $0.31- 1.74       0.63
  Granted                           168,500      8.50-11.50      11.05
  Exercised                         (88,661)     0.31- 0.59       0.48
  Expired                           (29,751)     0.31- 0.59       0.57
                                   --------    --------------   ------

Outstanding as of March 31, 2001    466,136      0.34-11.50       4.43
  Granted                           107,750      4.75-10.00       7.16
  Exercised                         (51,214)     0.34- 0.59       0.38
  Expired                           (14,194)     0.34-11.50       1.91
                                   --------    --------------   ------

Outstanding as of March 31, 2002    508,478     $0.34-11.50       5.48
                                   --------    --------------   ------

  Granted                           225,000       2.25-4.75       2.75
  Exercised                            (217)           0.59       0.59
  Expired                           (34,787)     0.59-10.50       7.72
                                   --------    --------------   ------

Outstanding as of March 31, 2003    698,474     $0.34-11.50     $ 4.49
                                   ========    ==============   ======

Exercisable as of March 31, 2001    330,885     $0.34-11.50       2.33
Exercisable as of March 31, 2002    340,186      0.34-11.50       3.86
Exercisable as of March 31, 2003    415,709      0.34-11.50       4.52

    The following table summarizes information about stock options outstanding as of March 31, 2003:

                           Options Outstanding              Options Exercisable
                 ---------------------------------------  ----------------------
                                 Weighted
                                  Average    Weighted                  Weighted
                                 Remaining    Average                   Average
Range of             Shares     Contractual  Exercise    Sharesable    Exercise
Exercise Prices   Outstanding   Life-Years    Price      Exercisable    Price

$    0.34              24,390       0.01     $   0.34        24,390       0.34
     0.46             149,344       3.96         0.46       149,344       0.46
1.74-2.55             258,490       8.33         2.38        72,408       1.93
4.42-4.75              73,000       4.42         4.73        30,835       4.70
8.50-11.50            193,250       6.06        10.87       138,732      10.93
                     --------       ----     --------       -------   --------

                      698,474       6.07     $   4.49       415,709   $   4.52
                     ========       ====     ========       =======   ========

    Warrants - For advisory services in connection with the Recapitalization (see Note 3), RADE received warrants to purchase 225,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement with RADE was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants expire July 24, 2004. On October 12, 1998, RADE received warrants to purchase 750,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants were issued as compensation for management consulting, market analysis and strategic advisory services performed from July 1998 through December 1998. The warrants expire October 12, 2004.

    In connection with an initial public offering, the underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. The warrants expired on April 30, 2003.

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

    There were warrants outstanding as of March 31, 2001 to purchase 850,000 shares of the Company's common stock with an exercise price of $20.52 per share that were cancelled as of April 20, 2001.

    On January 31, 2002, the Company entered into a one year consulting agreement with Yorkshire Capital Limited ("Yorkshire") for services related to identifying investors and raising funds in connection with February 2002 private placement offerings and assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items. In connection with the closing of the private placement offerings, the Company granted Yorkshire warrants to purchase 360,000 shares of the Company's common stock at prices ranging from $6.00 to $12.00 per share. Warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share vested upon the closing of the private placement offerings. The remaining warrants did not vest and were cancelled. The warrants expire on February 14, 2007 and contain certain antidilution provisions. The Company may, upon 30 days notice, redeem any vested warrants for $0.10 per share if the Company's Common Stock trades at 200% of the exercise price for 20 consecutive trading days. Yorkshire may exercise any vested warrants during such notice period. In addition, Yorkshire received 60,000 shares of the Company's common stock as additional consideration for identifying investors and raising funds in connection with the closing of the private placement offerings. As compensation for the consulting services, the Company was required to pay a retainer fee to Yorkshire of $10,000 per month for the term of the agreement.

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

    The warrants issued in February 2002 to the holders of the Series A Preferred Convertible Stock were valued using the Black-Scholes option valuation model and the amount recorded of $908,535 was determined by applying the relative fair value method in relation to the estimated fair value of Series A Convertible Preferred Stock resulting in a $908,535 preferred stock dividend calculated in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The dividend on the Series A Convertible Preferred Stock was charged to deficit accumulated during the development stage immediately upon issuance, as the preferred stock is immediately convertible. The preferred stock dividend of $908,535 and the accrued preferred stock dividends of $29,400 were reported as dividends in determining the net loss attributable to common stockholders in the accompanying statement of operations for the year ended March 31, 2002. Preferred stock dividends of $226,210 were recorded during the year ended March 31, 2003.

    In addition, on February 1, 2002, the Company entered into an introductory brokerage agreement with Ace Champion, Ltd. ("Ace") and Pacific Dragon Group, Ltd. ("Pacific Dragon") (collectively, the "Introductory Brokers") for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned February 2002 private placement offerings (see Note 3). As compensation for such services, Ace and Pacific Dragon received warrants to purchase 100,000 shares and 300,000 shares, respectively, of the Company's common stock at an exercise price of $6.00 per share, subject to certain conditions. The Company may, after February 22, 2003, upon 30 days' notice, provided that the Company's common stock has traded at or above 200% of the exercise price for 20 consecutive trading days, redeem any unexercised warrants for $0.10 per share, as defined. The Introductory Brokers may exercise their warrants during the 30 day notice period. The warrants expire on February 22, 2007 and contain certain antidilution provisions.

    In September 2002, in connection with of the Series B Convertible Preferred Stock private placement offering, the Company issued warrants to purchase 191,812 shares of the Company's common stock at an exercise price of $6.125 per share of common stock. The warrants expire at various dates in September 2007. The warrant exercise period commenced immediately upon issuance of the warrant. At any time after the first anniversary of the date of grant and if the Company's common stock closes above 200% of the exercise price for 20 consecutive trading days, the Company may, upon 20 days notice, redeem any unexercised portion of any warrants for a redemption fee of $.10 per share of common stock underlying the warrants. During the 20 day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series B Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrants by tendering the appropriate exercise price.

    The warrants issued in September 2002 to the holders of the Series B preferred Convertible Stock were valued using the Black-Scholes option valuation model and the amount recorded of $149,432 was determined by applying the relative fair value method in relation to the estimated fair value of Series B Convertible Preferred Stock resulting in a $149,432 discount on the preferred stock in accordance with the EITF Issue No. 00-27. The dividend on the Series B Convertible Preferred Stock was charged to deficit accumulated during the development stage immediately upon issuance, as the preferred stock is immediately convertible. The preferred stock dividend of $149,432 was reported as a dividend in determining the net loss attributable to common stockholders in the accompanying statement of operations for the year ended March 31, 2003. Preferred stock dividends of $76,227 were recorded during the year ended March 31, 2003.

    The activity during the years ended March 31, 2001, 2002 and 2003 for the Company's warrants to purchase shares of common stock is summarized as follows:

                                                                   Weighted
                                   Number of        Warrants       Average
                                     Shares       Price Range   Exercise Price

Outstanding as of March 31, 2000    1,925,000       $6.47-20.52      $13.17
  Granted                             350,000       10.75-12.06       11.12
                                   ----------      -------------     ------

Outstanding as of March 31, 2001    2,275,000        6.47-20.52       12.85
  Granted                           1,160,250        6.00-12.00        7.01
  Cancelled                        (1,000,000)      10.75-20.52       19.05
                                   ----------      -------------     ------

Outstanding as of March 31, 2002    2,435,250        6.00-16.00        7.52
                                   ----------      -------------     ------

  Granted                             250,977        6.00-15.00        6.64
  Cancelled                          (260,000)       9.00-12.00       10.50
                                   ----------      -------------     ------

Outstanding as of March 31, 2003    2,426,227      $ 6.00-16.00      $ 7.11
                                   ==========      =============     ======

Exercisable as of March 31, 2001    1,275,000       $6.47-16.00      $ 7.49
Exercisable as of March 31, 2002    1,775,000        6.00-16.00        7.43
Exercisable as of March 31, 2003    2,039,227        6.00-16.00        7.32

    The following table summarizes information about outstanding warrants to purchase shares of the Company's common stock as of March 31, 2003:

     Exercise Price                       Warrants
       Per Share                        Outstanding     Expiration Date

        $ 6.00                               8,333      March 21, 2005
          6.00                             486,750      February 14, 2007
          6.00                             413,500      February 22, 2007
          6.00                              30,000      July 31, 2007
          6.13                             189,312      September 25, 2007
          6.13                               2,500      October 28, 2007
          6.47                             225,000      July 24, 2004
          6.47                             750,000      October 12, 2004
         10.00                              10,416      March 21, 2005
         10.75                             100,000      March 15, 2006
         12.06                             100,000      July 31, 2005
         15.00                              10,416      March 21, 2005
         16.00                             100,000      April 30, 2003
                                         ---------

  Total warrants outstanding             2,426,227
                                         =========

    Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

    During the years ended March 31, 2001, 2002 and 2003, the Company issued 63,500, 95,750 and 203,000 options, respectively, to certain employees and directors. If the Company had recognized compensation expense for the options granted during the years ended March 31, 2001, 2002, and 2003, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                          Years Ended March 31,
                                                              ------------------------------------------

                                                                  2001           2002           2003

Net loss attributable to common shareholders - as reported    $(9,863,284)   $(4,261,045)   $(5,130,938)

Add: stock-based compensation expense included in reported
net loss                                                                0              0              0

Deduct: total stock-based compensation expense determined
under fair value method for all awards                            (76,000)      (270,329)      (295,177)
                                                              -----------    -----------    -----------

Net loss attributable to common stockholders - pro forma      $(9,939,284)   $(4,531,374)   $(5,426,115)
                                                              ===========    ===========    ===========

Basic and diluted net loss per share attributable to common
stockholders - as reported                                    $     (1.78)   $     (0.71)   $     (0.78)
                                                              ===========    ===========    ===========

Basic and diluted net loss per share attributable to common
stockholders - pro forma                                      $     (1.79)   $     (0.75)   $     (0.83)
                                                              ===========    ===========    ===========

    The following weighted average assumptions were used for grants during the year ended March 31, 2001: 1) expected dividend yield of 0%, 2) risk-free interest rate of 5.6%, 3) expected volatility of

    74.1%, and 4) expected option life of 8.2 years. The following weighted average assumptions were used for grants during the year ended March 31, 2002: 1) expected dividend yield of 0%, 2) risk-free interest rate of 4.98%,
    3) expected volatility of 87%, and 4) expected option life of 7.1 years. The following weighted average assumptions were used for grants during the year ended March 31, 2003: 1) expected dividend yield of 0%, 2) risk-free interest rate of 3.8%, 3) expected volatility of 87%, and 4) expected option life of 9.5 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income (loss) or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted during the years ended March 31, 2001, 2002 and 2003 was $7.98, $5.46 and $2.15, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

    The Company initially acquired its rights to the platform technology and dications developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Georgia State University, Duke University and Auburn University (the "Scientific Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Scientific Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to, collectively, research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Scientific Consortium and previously licensed or optioned to Pharm-Eco (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Scientific Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Scientific Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

    The Consortium Agreement contemplated that upon the completion of the Company's initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company and Pharm-Eco, with respect to the Current Compounds, and the Company and UNC, (on behalf of the Scientific Consortium), with respect to Future Compounds, would enter into license agreements for, or assignments of, the intellectual property rights relating to the Compounds held by Pharm-Eco and the Scientific Consortium; pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

    The Company completed its IPO on April 26, 1999, with gross proceeds in excess of $10,000,000. Pursuant to the Consortium Agreement, both Pharm-Eco and the Scientific Consortium then became obligated to grant or assign to the Company an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

    As a result of the closing of the IPO, the Company issued an aggregate of 611,250 shares of common stock, of which 162,500 shares were issued to the Scientific Consortium and 448,750 shares were issued to Pharm-Eco or persons designated by Pharm-Eco.

    Pursuant to the Consortium Agreement, the Company may, subject to the satisfaction of certain conditions, be required to issue 100,000 shares of common stock to the Scientific Consortium upon the filing by the Company of the first new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to a product incorporating certain Compounds. In addition, the Company will pay the Scientific Consortium an aggregate royalty of up to 5.0% of net sales derived from the Compounds, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiation at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds to a third party, the Company will pay the Scientific Consortium a royalty based on a percentage of any royalties the Company receives, and a percentage of all signing, milestone and other payments made to the Company pursuant to the sublicense agreement.

    As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Scientific Consortium whereby the Company received the exclusive license to commercialize dication technology and compounds developed or invented by one or more of the Scientific Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company's existing license with the Scientific Consortium with regard to the Current Compounds.

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

    On April 20, 2001, the Company entered into a settlement agreement with Pharm-Eco and certain other parties resolving all remaining matters between them. Pursuant to this agreement, the Company received a cash payment of $1,000,000; an assignment from Pharm-Eco of various contract rights; and a termination of all of the Company's obligations to Pharm-Eco, including, without limitation, (a) the obligation to issue an aggregate of 850,000 warrants for shares of the Company's stock (see Note 7), (b) the obligation to issue shares of common stock upon the occurrence of a certain future event, (c) the obligation to pay a percentage of all non-royalty payments that the Company might receive under any sublicense that the Company might enter into with respect to certain compounds, and (d) certain accounts payable which Pharm-Eco claimed to be owed of approximately $159,000; and a release of any and all claims that Pharm-Eco may have had against the Company. The cash payment received and the accounts payable obligations which were forgiven, aggregating approximately $1,159,000, were recorded as a credit to (reduction of) research and development expense during the year ended March 31, 2002; as the Company had previously expensed the estimated fair value of the shares of common stock issued to Pharm-Eco at the time of the IPO and the accounts payable obligations, as research and development expense.

    The Company was required to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the years ended March 31, 2001, 2002 and 2003, the Company expensed grant payments to UNC of $400,000, $400,000 and $100,000, respectively. Such payments were expensed as research and development costs.

    In August 1999 and 2000, the Company was awarded three Small Business Innovation Research ("SBIR") grants aggregating approximately $1,429,000 from the National Institutes of Health ("NIH") to research various infections. During the years ended March 31, 2001, 2002 and 2003, the Company recognized revenues of approximately $564,000, $502,000 and $0, respectively, from these grants and expensed payments to UNC and certain other Scientific Consortium universities of approximately $215,000, $163,000 and $0, respectively, for contracted research related to these grants. There is no additional funding available to the Company under these grants.

    In August 2001, the Company was awarded an additional SBIR grant from the NIH of approximately $144,000 as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the years ended March 31, 2002 and 2003, the Company recognized revenues of approximately $74,000 and $70,000 from this grant and expensed payments of approximately $65,000 and $70,000 to UNC and certain other Scientific Consortium universities for contracted research related to this grant.

    During the years ended March 31, 2001, 2002 and 2003, the Company expensed approximately $477,000, $438,000 and $333,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $1,093,000, $1,066,000 and $503,000 during the years ended March 31, 2001, 2002 and 2003, respectively. Included in accounts payable as of March 31, 2002 and 2003, were approximately $267,000 and $15,000, respectively, due to UNC and certain other Scientific Consortium universities.

    In November 2000, The Bill & Melinda Gates Foundation ("Gates Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and Leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies. The proceeds from this agreement are restricted and must be segregated from the Company's other funds and used for specific purposes. During the years ended March 31, 2001, 2002 and 2003, the Company received installment payments under this grant of $4,300,000, $0, and $3,380,000, respectively, of which approximately $791,000, $2,946,000 and $1,389,000 was utilized for clinical and research purposes conducted and expensed during the years ended March 31, 2001, 2002 and 2003, respectively. The Company recognized revenues of approximately $791,000, $2,946,000 and $1,389,000 during the years ended March 31, 2001, 2002 and
    2003, respectively, for services performed under the agreement. The remaining amount (approximately $563,000 and $2,554,000 as of March 31, 2002 and 2003, respectively) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

    On May 4, 2001, the Company entered into a four-year subcontract agreement with a research company located in Switzerland for clinical research to be performed for the Company in connection with its subcontract agreement with UNC related to the Gates Foundation grant. The agreement provides for payments of up to approximately $1,195,000 over the term of the agreement, provided the Company receives additional funding from UNC or the Gates Foundation, otherwise the Company's commitment is limited to approximately $317,000 during the initial year of the agreement. The Company recognized expense of approximately $317,000 and $498,000 during the years ended March 31, 2002 and 2003 related to such agreement.

    On April 22, 2002, the Company entered into a Confidentiality, Testing and Option Agreement with Neurochem, Inc. ("Neurochem"), a Canadian corporation, to supply Neurochem with selected dicationic compounds for the testing, evaluation and potential future licensing of such compounds for (i) the treatment and diagnosis of amyloidosis and the related underlying conditions of Alzheimer's Disease, cerebral amyloid angiopathy, primary amyloidosis, diabetes, rheumatic diseases and (ii) the treatments of conditions related to secondary amyloidosis. Neurochem has the right to license tested compounds upon the conclusion of the Confidentiality, Testing and Option Agreement, as defined in the agreement. The Company has recognized revenues for the year ended March 31, 2003 of $150,000. On April 4, 2003, the Company notified Neurochem that the Confidentiality, Testing and Option Agreement had previously expired by its terms.

9.  OTHER COMMITMENTS AND CONTINGENCIES

    Operating Leases - In December 1999, the Company began leasing its main office and research facility under an operating lease that requires lease payments starting in March 2000 of approximately $12,100 per month through March 2003 and $12,800 from April 2003 through March 2005. The Company is required to pay certain real estate and occupancy costs. In July 1999, the Company began leasing an additional office facility from RADE, a related party, that is occupied by both the Company and RADE, on a month-to-month basis, for approximately $8,800 per month.

    In addition, the Company leases certain office equipment under an operating lease agreement.

    Total rent expense was approximately $282,000, $270,000 and $285,000 for all leases during the years ended March 31, 2001, 2002, and 2003, respectively.

    As of March 31, 2003, future minimum lease payments required under the aforementioned noncancellable operating leases approximated the following:

   Years
   Ending                                                  Lease
  March 31,                                               Payments

   2004                                                  $ 153,000
   2005                                                    140,000
                                                         ---------

   Total                                                 $ 293,000
                                                         =========

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

10. OTHER RETIRED OBLIGATIONS

    Recapitalization - In connection with the Recapitalization (see Note 3) the following transactions occurred on July 24, 1998:

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

      o Certain other stockholders exchanged $387,450 of advances for 196,824 shares of common stock. The Company recognized a gain on the extinguishment of debt of $80,404 for the outstanding indebtedness under the advances in excess of the estimated fair value of the 196,824 shares of common stock ($307,046).

      o Certain other notes payable aggregating $1,306,673, related accrued interest aggregating $337,290 and accounts payable aggregating $261,597 were exchanged for 227,398 shares of common stock and $203,450 cash. The Company recognized a gain on the extinguishment of debt of $1,347,361 for the outstanding aggregate indebtedness under such notes ($1,306,673), related accrued interest ($337,290) and accounts payable ($261,597) in excess of the estimated fair value of the shares of common stock ($354,749) and cash ($203,450) exchanged.

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company did not pay any income taxes or interest during the years ended March 31, 2001, 2002 and 2003.

    Non-Cash Investing and Financing Activities:

    During the years ended March 31, 2001, 2002 and 2003, the Company issued common stock, common stock options and warrants as compensation for services and engaged in certain other non-cash investing and financing activities. The amounts of these transactions are summarized as follows:

                                                                                 Years Ended March 31,
                                                                     -------------------------------------------
                                                                             2001       2002          2003
Expense related to issuance of common stock
as compensation for services                                                                     $   982,390
Expense related to issuance of common stock options
as compensation for services                                              $ 451,565   $332,005       243,150
Expense related to issuance of warrants to purchase
common stock as compensation for services                                 1,287,729                   51,835
Convertible preferred stock dividends accrued                                           29,400       302,437
Issuance of common stock as payment of convertible
preferred stock dividends                                                                            161,113
Issuance of common stock for conversions of convertible preferred stock                              953,042
Issuance of common stock for acquisition of land use rights
Fair value of land use rights acquired                                                           $ 3,501,522
Less: Minority interest                                                                             (296,193)
Cash paid for acquisition costs                                                                     (204,924)
Increase in accounts payable for acquisition costs                                                    (1,605)
                                                                                                 -----------
Issuance of common stock for acquisition                                                         $ 2,998,800
                                                                                                 ===========

12. SUBSEQUENT EVENTS

    On June, 6, 2003 the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The total amount of Series C Convertible Preferred Stock outstanding as of June 18, 2003 was 125,352 and gross proceeds of $3,133,800 have been received to date and would increase equity by a similar amount.

    On March 21, 2003, the Company entered into a Finder's Agreement with Wyndham Associates Limited ("Wyndham") to identify potential strategic partners and assist in the raising of equity financing. In conjunction with the identification of equity investors for the Series C Convertible Preferred Stock offering as noted above, on June 20, 2003, the Company issued 220,000 shares of common stock. Wyndham further received a cash fee equal to 4% of funds raised prior to June 30, 2003 through the sale of Series C Convertible Preferred Stock. The agreement further provides that Wyndham will receive a cash fee for any additional equity investments by investors introduced by Wyndham subsequent to June 30, 2003.

                                   * * * * * *