Form 10-Q
period 2003-06-30
IMMTECH INTERNATIONAL INC
filed 2003-08-15
CIK 882509

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.



                        Commission file number: 000-25669

                          IMMTECH INTERNATIONAL, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                 Delaware                              39-1523370
       ---------------------------------     -----------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

          150 Fairway Drive, Suite 150, Vernon Hills, Illinois   60061
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

Indicate by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).            Yes [ ]  No [X]

As of August 4, 2003, 8,558,342 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                Table Of Contents

                                                                         Page(s)

PART I.   FINANCIAL INFORMATION................................................2

Item 1.  Condensed Consolidated Financial Statements...........................2
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................15
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........18
Item 4.  Controls and Procedures..............................................18


PART II.    OTHER INFORMATION.................................................19

Item 1.  Legal Proceedings....................................................19
Item 2.  Change in Securities and Use of Proceeds.............................20
Item 3.  Defaults Upon Senior Securities......................................20
Item 4   Submission of Matters to a Vote of Security Holders..................20
Item 5   Other Information....................................................21
Item 6   Exhibits, and Reports on Form 8-K....................................21

                          PART I    FINANCIAL INFORMATION

              Item 1. Condensed Consolidated Financial Statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------

                                                                                          June 30,          March 31,
ASSETS                                                                                      2003              2003
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  2,032,938      $    112,040
  Restricted funds on deposit                                                              3,285,134         2,739,947
  Other current assets                                                                       285,000           133,525
                                                                                        ------------      -----------

           Total current assets                                                            5,603,072         2,985,512

PROPERTY AND EQUIPMENT - Net                                                               3,593,091         3,604,656

OTHER ASSETS                                                                                  12,146            19,848
                                                                                        ------------      -----------

TOTAL                                                                                   $  9,208,309      $  6,610,016
                                                                                        ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                      $    493,684      $    541,881
  Accrued expenses                                                                               856             4,821
  Deferred revenue                                                                         3,094,601         2,554,071
                                                                                        ------------      -----------

           Total current liabilities                                                       3,589,141         3,100,773

DEFERRED RENTAL OBLIGATION                                                                    19,188            20,779
                                                                                        ------------      ------------

           Total liabilities                                                               3,608,329         3,121,552
                                                                                        ------------      ------------

MINORITY INTEREST                                                                            296,193           296,193

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,280,000 and 4,440,000 shares authorized and unissued as of June 30, 2003 and March 31, 2003, respectively

  Series A convertible preferred stock, par value $0.01 per share, stated value
    $25 per share, 320,000 shares authorized, 105,800 and 142,800 shares outstanding as of June 30, 2003 and March 31, 2003, respectively; aggregate
    liquidation preference of $2,677,893 as of June 30, 2003                               2,677,893         3,668,005

  Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 31,525 and 56,725 shares outstanding as of June 30, 2003 and March 31, 2003, respectively;
    aggregate liquidation preference of $801,049 as of June 30, 2003.                        801,049         1,469,967

  Series C convertible preferred stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 125,352 shares outstanding as of June 30, 2003, aggregate liquidation preference of
    $3,144,605 as of June 30, 2003.                                                        3,144,605

  Common stock, par value $0.01 per share, 30,000,000 shares authorized, 8,550,009 and 7,898,986 shares issued and outstanding
    as of June 30, 2003 and March 31, 2003, respectively                                      85,500            78,990
  Additional paid-in capital                                                              43,085,369        40,142,617
  Deficit accumulated during the developmental stage                                     (44,490,629)      (42,167,308)
                                                                                        ------------      ------------

           Total stockholders' equity                                                      5,303,787         3,192,271
                                                                                        ------------      ------------

TOTAL                                                                                   $  9,208,309      $  6,610,016
                                                                                        ============      ============

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     October 15,
                                                                           Three Months Ended                           1984
                                                                                June 30,                           (Inception) to
                                                                    --------------------------------                    June 30,
                                                                          2003                  2002                     2003
REVENUES                                                            $   484,672          $   430,081                $  9,327,494
                                                                    -----------          -----------                ------------

EXPENSES:
  Research and development                                              606,558              751,372                  31,678,089
  General and administrative                                          1,007,404            1,452,153                  22,079,288
  Equity in loss of joint venture                                                                                        135,002
                                                                    -----------          -----------                ------------

           Total expenses                                             1,613,962            2,203,525                  53,892,379
                                                                    -----------          -----------                ------------

LOSS FROM OPERATIONS                                                 (1,129,290)          (1,773,444)                (44,564,885)
                                                                    -----------          -----------                ------------

OTHER INCOME (EXPENSE):
  Interest income                                                           888                8,261                     578,466
  Interest expense                                                                                                    (1,129,502)
  Loss on sales of investment securities - net                                                                            (2,942)
  Cancelled offering costs                                                                                              (584,707)
  Gain on extinguishment of debt                                                                                       1,427,765
                                                                    -----------          -----------                ------------

           Other income (expense) - net                                     888                8,261                     289,080
                                                                    -----------          -----------                ------------

NET LOSS                                                             (1,128,402)          (1,765,183)                (44,275,805)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                                   (74,642)             (59,690)                 (1,464,446)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                                                           2,369,899

CONVERTIBLE PREFERRED STOCK PREMIUM
  DEEMED DIVIDENDS                                                   (1,120,277)                                      (1,120,277)
                                                                    -----------          -----------                ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $(2,323,321)         $(1,824,873)               $(44,490,629)
                                                                    ===========          ============               ============

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
    TO COMMON STOCKHOLDERS:
  Net loss                                                          $     (0.14)         $     (0.29)
  Convertible preferred stock dividends                                   (0.01)               (0.01)
  Redeemable preferred stock conversion, premium
    amortization and dividends
  Convertible preferred stock conversion premium
    amortization and dividends                                            (0.14)
                                                                    -----------          -----------

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                                            $     (0.29)         $     (0.30)
                                                                    ===========          ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                                8,144,534            6,082,073
                                                                    ===========          ===========


See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        October 15,
                                                                                             Three Months Ended              1984
                                                                                                  June 30,            (Inception) to
                                                                                         ---------------------------      June 30,
                                                                                              2003            2002           2003
OPERATING ACTIVITIES:
  Net loss                                                                               $ (1,128,402)  $ (1,765,183)  $(44,275,805)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Compensation recorded related to issuance of common
      stock, common stock options and warrants                                                394,573        832,760     15,254,548
    Depreciation and amortization of property and equipment                                    11,565         25,596        648,745
    Deferred rental obligation                                                                 (1,591)        (1,591)        19,188
    Equity in loss of joint venture                                                                                         135,002
    Loss on sales of investment securities - net                                                                              2,942
    Amortization of debt discounts and issuance costs                                                                       134,503
    Gain on extinguishment of debt                                                                                       (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                                                            (545,187)       336,606     (3,285,134)
      Other current assets                                                                   (151,475)        39,881       (285,000)
      Other assets                                                                              7,702                       (12,146)
      Accounts payable                                                                        (48,197)      (216,641)       821,219
      Accrued expenses                                                                         (3,965)        (3,395)       663,869
      Deferred revenue                                                                        540,530       (290,407)     3,094,601
                                                                                         ------------   ------------   ------------

           Net cash used in operating activities                                             (924,447)    (1,042,374)   (28,511,233)
                                                                                         ------------   ------------   -------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                                                                     (1,803,469)
  Proceeds from sales and maturities of investment securities                                                             1,800,527
  Purchases of property and equipment                                                                         (1,798)      (713,790)
  Cash paid for acquisition of land use rights                                                                             (204,924)
  Investment in and advances to joint venture                                                                              (135,002)
                                                                                         ------------   ------------   ------------

           Net cash used in investing activities                                                              (1,798)    (1,056,658)
                                                                                         ------------   ------------   ------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                                                 985,172
  Proceeds from issuance of notes payable                                                                                 2,645,194
  Principal payments on notes payable                                                                                      (218,119)
  Payments for debt issuance costs                                                                                          (53,669)
  Payments for extinguishment of debt                                                                                      (203,450)
  Net proceeds from issuance of redeemable preferred stock                                                                3,330,000
  Net proceeds from issuance of convertible preferred stock and warrants                    2,845,473                     8,553,321
  Net proceeds from issuance of common stock                                                                             16,317,283
  Payments of convertible preferred stock dividends for fractional shares
  Payments for convertible preferred stock dividends and for fractional shares of
    common stock resulting from the conversions of convertible preferred stock                   (128)           (47)          (462)
  Deferred offering costs                                                                                    (18,677)
  Additional capital contributed by stockholders                                                                            245,559
                                                                                         ------------   ------------   ------------

           Net cash  provided by (used in) financing activities                             2,845,345        (18,724)    31,600,829
                                                                                         ------------   ------------   -------------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1,920,898     (1,062,896)     2,032,938

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                112,040      2,037,813              -
                                                                                         ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  2,032,938   $    974,917     $2,032,938
                                                                                         ============   ============   ============

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.     BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements have been prepared by Immtech International, Inc. and its subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.     COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiary (the "Company") are pharmaceutical companies focused on the development and commercialization of oral drugs to treat infectious diseases. The Company has drug development programs to develop oral treatments for fungal infections, Malaria, Tuberculosis, Hepatitis C, diabetes, Pneumocystis carinii pneumonia and tropical medicine diseases including African sleeping sickness (a parasitic disease also known as Trypanosomiasis) and Leishmaniasis (a parasitic disease that destroys the liver). The Company holds worldwide patents, patent applications, licenses and rights to license worldwide patents and technologies from a scientific consortium and exclusive rights to commercialize products from those patents and licenses that are integral to the Company. The Company is a development stage enterprise and since its inception on October 15, 1984, has engaged in research and development programs, expanding its network of scientists and scientific advisors, licensing technology agreements, and advancing the commercialization of its dication technology platform. The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. The Company has licensing and exclusive commercialization rights to a dicationic pharmaceutical platform and is developing oral drugs intended for commercial use based on that platform.

       The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2004, if at all.

       Since inception, the Company has incurred accumulated losses of approximately $44,276,000. Management expects the Company to continue to incur significant losses during the next several years as the Company continues its research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with third parties and are dependent upon their ability to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial additional funds to develop its product candidates. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction in the Company's research and development programs, competitive and technological advances, the regulatory process, and other factors. In any of these circumstances, the Company may require substantially more funds than are currently available or than management intends to raise.

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

       The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing their efforts to obtain additional equity and/or debt financing, obtain additional research grants and entering into research and development agreements with other entities.

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

       Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of June 30, 2003 and March 31, 2003, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of June 30, 2003 and March 31, 2003. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

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

       Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income
       (loss) per share, when applicable, is computed by dividing net income
       (loss) attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three months ended June 30, 2003 and 2002, as the Company's outstanding common stock options and warrants and conversion features of Series A, B and C Convertible Preferred Stock were antidilutive.

       Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three month periods ended June 30, 2003 and 2002, respectively.

3.     STOCKHOLDERS' EQUITY

       Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Desigation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. As of June 30, 2003 and March 31, 2003, the Company recorded $32,893 and $98,005, respectively, of accrued preferred stock dividends, which are included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed balance sheets. Each share of Series A Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. On April 15, 2003, the Company issued 23,316 shares of common stock and paid $96.06 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2002, the Company issued 8,249 shares of common stock and paid $165.92 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended June 30, 2003 and 2002, certain preferred stockholders converted 37,000 and 6,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 211,813 and 34,256 shares of common stock, respectively.

       The Company may at any time after February 14, 2003, require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

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

       Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. As of June 30, 2003 and March 31, 2003, the Company recorded $12,924 and $51,842, respectively, of accrued preferred stock dividends which are included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed balance sheets. Each share of Series B Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. On April 15, 2003, the Company issued 11,049 shares of common stock and paid $16.67 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended June 30, 2003, certain preferred stockholders converted 25,200 shares of Series B Convertible Preferred stock, including accrued dividends, for 159,845 shares of common stock.

       The Company may at any time after September 24, 2003, require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. The Conversion Price B is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

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

       Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. As of June 30, 2003, the Company recorded $10,805 of accrued preferred stock dividends which are included in the carrying value of the Series C Convertible Preferred Stock in the accompanying balance sheets. Each share of Series C Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the three months ended June 30, 2003 the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $288,000 of cash offering costs). These shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the three months ending June 30, 2003.

       The Company may at any time after May 31, 2004, require that any or all outstanding shares of Series C Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series C Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series C Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price C provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price C. The Conversion Price C is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

       The Company may at any time, upon 30 day notice, redeem any or all outstanding shares of the Series C Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Convertible Preferred Stock into shares of common stock during the 30 day period. The Series C Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series C Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment for dilution) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series C Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

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

       On March 21, 2003, the Company entered into an Investor Relations Agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") for financial consulting services and public relations management to be provided over a 12-month period. As consideration for services to be performed under the agreement, the Company will issue to Fulcrum 100,000 shares of common stock and warrants to purchase 350,000 shares of common stock at prices ranging from $6.00 to $15.00 per share. The common shares and warrants will be issued, and the related expense will be recognized, on a pro rata basis over the contract period. During the three months ended June 30, 2003, 25,000 common shares were issued and a general and administrative expense of $141,250 was recorded based on the market value of the common shares on the date of issuance. Also during the three months ended June 30, 2003, warrants to purchase 87,500 shares of common stock were issued and a general and administrative expense of $195,879 was recorded based on the value of the warrants using the Black-Scholes option valuation model.

       On March 21, 2003, the Company entered into a Finder's Agreement with Wyndham Associates Limited ("Wyndham") to identify potential strategic partners and assist in the raising of equity financing. As consideration for services to be performed under the agreement, the Company will issue 220,000 shares of common stock and pay a cash fee equal to 4% of funds raised. The agreement further provides that Wyndam will receive a cash fee for any additional equity investments by investors introduced by Wyndham. During the three months ended June 30, 2003, 220,000 common shares were issued and offering costs of $1,397,000 were recorded based on the market value of the common shares on the date of issuance.

       Common Stock Options - On October 12, 2000, the Company's stockholders approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities as part of the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provided for the issuance of up to 350,000 shares of common stock, in the form of incentive options and non-qualified stock options. At the stockholders' meeting held November 15, 2002, the stockholders approved an amendment to the 2000 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance from 350,000 shares to 1,100,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. Incentive stock options must be granted at a price at least equal to fair market value at the date of grant.

       The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three month periods ended June 30, 2003 and 2002, the Company issued options to purchase 0 and 22,000 shares, respectively, of common stock to certain employees and directors. During the three month periods ended June 30, 2003 and 2002, 0 and 20,000 options, respectively, expired which were previously granted under the 2000 Stock Incentive Plan which are available to be reissued. As of June 30, 2003, there were 618,750 shares available for grant.

       During the three months ended June 30, 2003 and 2002, the Company issued options to purchase 12,000 and 22,000 shares, respectively, of common stock to nonemployees and recognized expense of approximately $57,444 and $75,260, respectively, related to these options and certain options issued during prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued.

       Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

       During the three months ended June 30, 2003 and 2002, the Company issued 0 and 22,000 options, respectively, to certain employees and directors. If the Company had recognized compensation expense for the options granted during the three months ended June 30, 2003 and 2002, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                 Three Months Ended June 30,
                                                                ----------------------------
                                                                    2003             2002

Net loss attributable to common shareholders - as reported      $ (2,323,321)   $ (1,824,873)

Add:  stock-based compensation expense included in reported
  net loss                                                                 0               0

Deduct:  total stock-based compensation expense determined
  under fair value method for all awards                             (97,202)        (68,115)
                                                                ------------    ------------

Net loss attributable to common stockholders - pro forma        $  2,420,523    $ (1,892,988)
                                                                ============    ============

Basic and diluted net loss per share attributable to common
  stockholders - as reported                                    $      (0.29)   $      (0.30)
                                                                ============    ============

Basic and diluted net loss per share attributable to common
  stockholders - pro forma                                      $      (0.30)   $      (0.31)
                                                                ============    ============

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

       The Company was required, under an agreement which has subsequently expired, to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the three months ended June 30, 2003 and 2002, the Company expensed grant payments to UNC of $0 and $100,000, respectively. Such payments were recorded as research and development costs.

       In August 2001, the Company was awarded an SBIR grant from the NIH of approximately $144,000 as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." No revenues or expenses were recognized under this grant during the three months ended June 30, 2003. During the three months ended June 30, 2002, the Company recognized revenues of approximately $65,000 from this grant and expensed payments of approximately $65,000 to UNC and certain other Scientific Consortium universities for contracted research related to this grant. There is no additional funding available to the Company under this grant.

       During the three month periods ended June 30, 2003 and 2002, the Company expensed approximately $77,000 and $28,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $77,000 and $193,000 during the three months ended June 30, 2003 and 2002, respectively. Included in accounts payable as of June 30, 2003 and March 31, 2003, were approximately $90,000, and $15,000, respectively, due to UNC and certain other Scientific Consortium universities.

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

       In April 2003, the Bill & Melinda Gates Foundation ("Gates Foundation") awarded a $2,713,124 supplemental grant to UNC for the expansion of phase IIB/III clinical trials for treatment of Human Trypanosomiasis (African sleeping sickness) and improved manufacturing process. The supplemental increase to the Company due to the amendment is $2,466,475. The proceeds to the Company are restricted and must be segregated from other funds and used for specific purposes. Through the year ended March 31, 2003 the Company had received $7,680,000 and during the three months ended June 30, 2003, the Company had received an additional $1,025,201, of which in total approximately $485,000 and $290,000 was utilized for clinical and research purposes conducted and expensed during the three months ended June 30, 2003 and 2002, respectively. The Company has recognized aggregate revenues of approximately $5,610,000 through June 30, 2003 for services performed under this agreement, including approximately $485,000 and $290,000 during the three months ended June 30, 2003 and 2002, respectively. The remaining amount (approximately $3,095,000 as of June 30, 2003) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

       On April 22, 2002, the Company entered into a Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem"), a Canadian corporation, to supply Neurochem with selected dicationic compounds for the testing, evaluation and potential future licensing of such compounds for (i) the treatment and diagnosis of amyloidosis and the related underlying conditions of Alzheimer's Disease, cerebral amyloid angiopathy, primary amyloidosis, diabetes, rheumatic diseases and (ii) the treatments of conditions related to secondary amyloidosis. Under the agreement, Neurochem had the right to license technology related to the tested compounds upon the conclusion of the Confidentiality, Testing and Option Agreement, as defined in the agreement. On April 4, 2003, the Company notified Neurochem that the Confidentiality, Testing and Option Agreement had previously expired by its terms and that all rights granted to Neurochem thereunder had concurrently expired, including any right Neurochem may or may not have had to license such technology.

5.         SUBSEQUENT EVENTS

       On July 16, 2003, the Company entered into an agreement with China Harvest International Ltd. ("China Harvest") for services to be provided to assist in obtaining regulatory approval to conduct clinical trails in China. China Harvest was granted a warrant to purchase 600,000 shares of common stock exercisable at $6.08, with a five year exercise period.

       On July 16, 2003, the Company entered into an agreement with David Tat-Koon Shu for services to assist in the formation of a subsidiary and to gain regulatory approvals to enter into clinical trials in China. For his services, Mr. Shu was granted 10,000 shares of common stock.

       On July 17, 2003, the Company entered into a consulting agreement for services concerning medical, technical, and scientific issues. For this the consultant was granted 10,000 options to purchase common stock.


                                   * * * * * *

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements contained in this quarterly report and in the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this quarterly report, the following; (i) we are in an early stage of product development, (ii) our technology is in the research and development stage and therefore its potential benefits for human therapy are unproven, (iii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iv) the possibility that we or our collaborators will not successfully develop any marketable products, (v) the possibility that advances by competitors will cause our product candidates not to be viable, (vi) uncertainties as to the requirement that a drug product may not be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug product candidates, (vii) risks relating to requirements for approvals by governmental agencies, such as the Food and Drug Administration, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (viii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (ix) the possibility that we will not be able to raise adequate capital to fund our operations through the process of developing and testing a successful product or that future financing will be completed on unfavorable terms, (x) the possibility that any products successfully developed by us will not achieve market acceptance and (xi) other risks and uncertainties that may not be described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

With the exception of certain research funding agreements and certain grants, Immtech International, Inc. ("Immtech" or the "Company") has not generated any revenue from operations and does not anticipate generating any revenue from operations for the foreseeable future. The Company has funded, and plans to continue to fund, its operations through research funding agreements and grants, and the sale of debt and equity securities. For the period from inception, October 15, 1984, to June 30, 2003, the Company incurred cumulative net losses of approximately $44,276,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its cash sources for at least the next year will be limited to:

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

The timing and amounts of grant payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

      Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002.

Revenues under collaborative research and development agreements were approximately $485,000 and $430,000 for the three months ended June 30, 2003 and June 30, 2002, respectively. For the three months ended June 30, 2003, all revenues recognized of approximately $485,000 related to a clinical research subcontract agreement between the Company and The University of North Carolina at Chapel Hill ("UNC"), while for the three months ended June 30, 2002, there were revenues recognized of approximately $290,000 relating to the clinical research subcontract agreement between the Company and UNC and grant revenues of approximately $65,000 from SBIR grants from the NIH, and $75,000 from the initial stage of the Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem") The clinical research subcontract agreement initiated in March 2001 relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the three months ended June 30, 2003 was approximately $1,000. Interest income for the three months ended June 30, 2002 was approximately $8,000. The decrease is due to a reduction in funds invested and a decrease in interest rates paid on the invested funds from the prior corresponding quarter. There was no interest expense for the three months ended June 30, 2003 and June 30, 2002.

Research and development expenses decreased to approximately $607,000 from $751,000 for the three months ended June 30, 2003, and June 30, 2002, respectively. The three month period ended June 30, 2002 was affected by the last quarterly payment of $100,000 to UNC under the Consortium Agreement.

General and administrative expenses decreased to approximately $1,007,000 from approximately $1,452,000 for the three months ended June 30, 2003, and June 30, 2002, respectively. The decrease was primarily due to non-cash expenses for stock and warrant issuance in the three months ended June 30, 2003 of approximately $337,000 as compared to non-cash stock issuance in the three months ended June 30, 2002 of approximately $757,000.

The net loss decreased to approximately $1,128,000 from approximately $1,765,000 for the three months ended June 30, 2003, and June 30, 2002, respectively.

Liquidity and Capital Resources

For the three months ended June 30, 2003, cash and cash equivalents, substantially all of which were invested in a money market mutual fund, were $2,032,938.

There were no equipment expenditures for the three months ended June 30, 2003 as compared to approximately $2,000 for the same period last year. No significant purchases of equipment are anticipated by the Company during the next three months.

The Company periodically receives cash from the exercise of Common Stock options. During the three months ended June 30, 2003, there were no options exercised for shares of Common Stock.

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through June 2004, although there can be no assurance we will not require additional funds.

To date, we have financed our operations with:

      o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $31,601,000;

      o payments from research and testing agreements, foundation grants and SBIR grants and STTR grants of approximately $9,327,000; and

      o     the use of stock, options and warrants in lieu of cash compensation.

Our cash resources have been used to finance research and development (including sponsored research), capital expenditures, expenses associated with development of product candidates, as well as general and administrative expenses. All resources have been used pursuant to an agreement, dated January 15, 1997, (the "Consortium Agreement"), among the Company, The University of North Carolina at Chapel Hill ("UNC"), and Pharm-Eco (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium. Over the next several years we expect to incur substantial additional research and development costs, including costs related to early-stage research in pre-clinical (laboratory) and clinical (human) trials, administrative expenses to support our research and development operations and capital expenditures for expanded research capacity, various equipment needs and facility improvements.

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

            Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company's cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, the Company's exposure to foreign currency risk is limited because its transactions are primarily based in U.S. dollars. The Company does not have any other exposure to market risk. The Company will develop policies and procedures to manage market risk in the future as circumstances may require

            Item 4. Controls and Procedures.

Disclosure and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures, which took place as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

            Item 1. Legal Proceedings.

Dale M. Geiss v. Immtech International, Inc. and Criticare Systems, Inc.

On April 28, 2003, the Company filed an Answer to Geiss' Second Amended Complaint generally denying the allegations contained therein. On June 27, 2003, Geiss' counsel filed a motion to withdraw from representing Geiss, which the court subsequently granted. Geiss has obtained new counsel, who recently filed with the court a notice of appearance.

Immtech International, Inc. v. Neurochem, Inc.

On August 12, 2003, the Company filed a lawsuit in Federal District Court in New York against Neurochem, Inc. The Company's complaint alleges that Neurochem misappropriated the Company's intellectual property by filing a series of patent applications concerning compounds and proprietary information owned by, or licensed to, Immtech. The misappropriated intellectual property was provided by the Company to Neurochem pursuant to the Confidentiality, Testing and Option Agreement, dated April 2002 (the "Testing Agreement"). The Company also claimed that Neurochem breached the Testing Agreement, committed fraud by failing to disclose the patent applications, breached its fiduciary duty and has been unjustly enriched. The complaint seeks injunctive relief, monetary and punitive damages.

In addition to filing the complaint, on August 12, 2003, the Company filed an emergency application with the court seeking temporary injunctive relief. The hearing on the Company's application is scheduled for August 14, 2003.

Except as noted above and in Part I, Item 3, Legal Proceedings, of the Form 10-K filed on June 27, 2003, the Company is not aware of any pending litigation.

            Item 2. Change in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

Common Stock.

Option Exercise.

None.

Conversion of Series A Preferred Stock to Common Stock.

On April 7, 2003, the Company converted 9,000 shares of Series A Convertible Preferred Stock to 52,857 shares of Common Stock. On May 16, 2003, the Company converted 28,000 shares of Series A Convertible Preferred Stock into 158,956 shares of Common Stock. On July 16, 2003, the Company converted 3,300 shares of Series A Convertible Preferred Stock into 18,871 shares of Common Stock. Each conversion was made at the request of the holders of the respective Series A Convertible Preferred Stock and included accrued interest through the day prior to the date of conversion.

Series A Preferred Stock Dividend Payment.

On April 15, 2003, the Company issued 23,316 shares of Common Stock as payment of a dividend earned on outstanding Series A Preferred Stock to the holders thereof.

Conversion of Series B Preferred Stock to Common Stock.

On April 7, 2003, the Company converted 9,200 shares of Series B Convertible Preferred Stock into 59,495 shares of Common Stock. On May 1, 2003, the Company converted 14,000 shares of Series B Convertible Preferred Stock into 87,789 shares of Common Stock. On May 21, 2003, the Company converted 2,000 shares of Series B Convertible Preferred Stock into 12,561 shares of Common Stock. Each conversion was made at the request of the holders of the respective Series B Convertible Preferred Stock and included accrued interest through the day prior to the date of conversion.

Series B Preferred Stock Dividend Payment.

On April 15, 2003, the Company issued 11,049 shares of Common Stock as payment of a dividend earned on outstanding Series B Preferred Stock to the holders thereof.

            Item 3.  Defaults Upon Senior Securities.

None.

            Item 4.  Submission of Matters to a Vote of Security Holders.

None.

            Item 5.  Other Information.

None.

            Item 6.  Exhibits, and Reports on Form 8-K.

Exhibits.

See Exhibit Index.

Reports On Form 8-K.

None.

                                  Exhibit Index

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IMMTECH INTERNATIONAL, INC.



Date:  August 14, 2003             By: /s/ T. Stephen Thompson
                                       --------------------------------------
                                       T. Stephen Thompson
                                       President and Chief Executive Officer



Date:  August 14, 2003             By: /s/ Gary C. Parks
                                       --------------------------------------
                                       Gary C. Parks
                                       Treasurer, Secretary and Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)