Form 10-K/A
period 2003-03-31
IMMTECH INTERNATIONAL INC
filed 2003-10-15
CIK 882509

10/14/03
                                                Fiscal year ended March 31, 2003


                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                            FORM 10-K/A (Amendment 1)


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


            The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such Common Stock as of October 10, 2003, was $139,323,518.

            As of October 10, 2003, the total number of shares of the registrant's Common Stock outstanding was 9,163,847 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

            None.

                           IMMTECH INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.


ITEM 1.     BUSINESS...........................................................1
ITEM 2.     PROPERTIES........................................................39
ITEM 3.     LEGAL PROCEEDINGS.................................................40
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............41

PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...............................................42
ITEM 6.     SELECTED FINANCIAL DATA...........................................46
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................51
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................63
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................63

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................64
ITEM 11.    EXECUTIVE COMPENSATION............................................66
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................71
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................74
ITEM 14.    CONTROLS AND PROCEDURES...........................................74
ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES............................75

PART IV.

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K..........................................................75

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


            The dication technology is the result of a research program developed by scientists at The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium"). We entered into an agreement with the Scientific Consortium, dated January 15, 1997, as amended, and a License Agreement, dated as of January 28, 2002 (collectively, the "Consortium Agreement"), to commercialize product candidates resulting from the Scientific Consortium's research, including the dication technology. The cost of the dicationic drug discovery program has been and will continue to be funded by governmental and charitable grants to the Scientific Consortium. The Company funds the cost of pre-clinical and human clinical trial costs and commercialization of the compounds it chooses to develop. The proceeds from the sales of dication technology and commercialized products resulting from dication technology will be distributed among us and the Scientific Consortium pursuant to the terms of the License Agreement (see Research Agreement - page 5).


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

Grants and Funding

Gates Foundation Grant to the Research Group


            In November 2000, The Bill & Melinda Gates Foundation ("The Gates Foundation") awarded a $15.1 million grant to a research group led by UNC to develop under a research agreement new drugs to treat African sleeping sickness and Leishmaniasis, endemic in sub-Sahara Africa..


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


            Human Trypanosomiasis is also endemic in South America (16-18 million people infected) and animal Trypanosomiasis has been found in China and other parts of Asia. To date, the Company has not tested the effectiveness of its drug candidates on non-African Trypanosomiasis. The Company may in the future develop a program to target these other forms of Trypanosomiasis but has no current intent to do so.


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

Clinical Research Subcontract with UNC


            On March 29, 2001, we entered into a clinical research subcontract ("Clinical Research Subcontract") with UNC, funded by The Gates Foundation $15.1 million grant, under which UNC is to pay to us $9.8 million in installments over a period not to exceed five years based on our achieving certain milestones (approximately $7.7 million of which has been paid to us to date). Under the terms of the Clinical Research Subcontract, we are responsible for the oversight of Phase II and Phase III human clinical trials of the drug candidate DB289 for potential use to treat Trypanosomiasis. The terms of the Clinical Research Subcontract require us to segregate the Clinical Research Subcontract funds from our other funds and to use the proceeds only for developing a drug for treatment of Trypanosomiasis. We have or will receive The Gates Foundation grant funds under the Clinical Research Subcontract as follows: (a) $4.3 million has been received to fund Phase II clinical trials to test DB289's effectiveness against Trypanosomiasis in 30 to 40 patients, (b) $1.4 million was paid to us in September 2002 upon the successful completion of our Phase IIa clinical trial,
(c) $2.0 million was paid to us in December 2002 upon the delivery of the final Phase IIa report in respect of the Phase II clinical trial and (d) we anticipate receipt of $2.1 million to fund Phase IIb and Phase III clinical trials to test compound DB289's effectiveness against Trypanosomiasis on a larger, more diverse group of patients in calendar years 2003 and 2004.


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


            In the ongoing Phase IIb Trypanosomiasis human clinical trials, patients are being monitored to determine DB289's safety and effectiveness. Phase IIb monitoring includes EKG monitoring, blood sampling to check clinical chemistry and hematology parameters and various other clinical measurements and tests (including the clearance of parasites from blood). The Phase IIb Trypanosomiasis trial is an open label randomized study currently conducted in approximately 350 patients at two large clinical sites in Maluku and Vanga in the Democratic Republic of the Congo. At the conclusion of these trials, we intend to commence a Phase III trial that will include patients from additional sites in Africa. Three new sites in remote villages will be added after 80 patients have completed their treatment in the two larger centers. We intend the clinical sites in the remote villages to have up to 250 patients enrolled with lower levels of monitoring applied. We hope to obtain governmental approvals for compassionate use to commercially distribute DB289 to treat Trypanosomiasis in several African nations (the nations where we currently are conducting human trials) before the end of 2004.

            We expect later this year, based on input from the scientists who conducted pre-clinical animal studies of certain dication compounds and on other factors, including our economic appraisals of the leading compound candidates, to select a compound to be tested for potential use against Leishmaniasis. If a compound is not selected, The Gates Foundation has indicated that it will allow the UNC-led research group to drop the program and invest the funds ear-marked for this project in other research programs that are agreed to by The Gates Foundation.


            The Clinical Research Subcontract will continue in effect until November 17, 2005, unless otherwise terminated by a material breach by either party.

Research Agreement


            On January 15, 1997, we entered into a Consortium Agreement with UNC and Pharm-Eco Laboratories, Inc. ("Pharm-Eco") (to which each of Georgia State, Duke University and Auburn University agreed shortly thereafter to become a party). The Consortium Agreement provided that dications developed by the Scientific Consortium-members were to be exclusively licensed to us for global commercialization. As contemplated by the Consortium Agreement, on January 28, 2002, we entered into a License Agreement with the Scientific Consortium whereby we received the exclusive license to commercialize all future technology and compounds ("future compounds") developed or invented by one or more of the Scientific Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement our license with the Scientific Consortium with regard to compounds developed on or prior to January 15, 1997 ("current compounds").

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


            The Consortium Agreement provides that we are required to pay to UNC on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium's dication technology. Each month on behalf of the inventor scientist or university, as the case may be, UNC submits to us for payment an invoice for patent-related fees related to current compounds or future compounds incurred prior to the invoice date. For the fiscal year ended March 31, 2003, we reimbursed UNC $208,286 for such patent and patent-related costs, and in the past, the Company has reimbursed to UNC approximately $940,000 in the aggregate in patent and patent-related costs. The Company is also required to make milestone payments in the form of issuance of 100,000 shares of its common stock to the Consortium when the Company files its initial New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") based on Consortium technology and is required to pay to UNC on behalf of the Scientific Consortium (other than Duke) (i) royalty payments of up to 5% of its net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees it receives under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke technology, the Company is required to negotiate in good faith with UNC (on behalf of Duke) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.


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


            In April 2002, we received approval from the government of Peru and completed a pilot Phase IIa clinical trial of DB289 to treat Pneumocystis carinii pneumonia ("PCP") in June

2003. PCP is a fungus that overgrows the air sacs in the lungs of immunosuppressed patients, causing pneumonia that can be life-threatening if not treated. A second Peruvian trial in 30 to 40 PCP patients is being conducted using a higher drug dosage than the pilot study. We believe the increased dosage will reduce the time it takes for patients to demonstrate lung capacity improvement.


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


            The Company's Common Stock is listed on The American Stock Exchange under the ticker symbol "IMM". Trading on the AMEX commenced on August 11, 2003.

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

DB289

            DB289 is a dication that utilizes Prodrug oral delivery technology to deliver the active drug to the blood circulation. With Prodrug technology, DB289 is designed to be self-administered making it practical in developing countries and substantially less expensive to administer than drugs like Pentamidine, which may only be delivered either through inhalation or intravenously. In May 2001, we completed a Phase I safety trial of DB289 in human volunteers. The single and multi-dose trials demonstrated that DB289 was well tolerated by the volunteers. The drug reached blood levels in the Phase I volunteers that were equivalent to those shown to be effective in animal trials of disease treatment. We are conducting the following DB289 Phase II human trials:

--------------------------------------------------------------------------------
Clinical Trial     Trial Design / Phase       Expected Result      Sites
--------------------------------------------------------------------------------

DB289


o Trypanosomiasis  o Phase IIb                o Safety             o Democratic
                   o 350 patients - stage 1   o Clearance of         Republic of
                     disease                   parasite from         the Congo
                   o Oral dosing for 5 days    blood                 (5 sites)
                     (BID)
                   o Open label - randomized
                     comparison to
                     pentamidine


o Malaria          o Phase IIa                o Safety               o Thailand
                   o 30-40 patients           o Clearance of
                   o Oral dosing for 5 days     parasite from
                   o Open label                 blood

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

--------------------------------------------------------------------------------
Clinical Trial                Trial Design / Phase         Expected Result
--------------------------------------------------------------------------------

DB075 (parent
 drug of DB289)


o Diarrhea/Cryptosporidiosis  o Phase I/IIa                o Safety
  (outside funding            o 30-40 people in normal     o Pharmacokinetics
  required)                     health                       (absorption and
                              o Oral dosing - dose levels    distribution in the
                              o Multiple dose (5-10 days)    body)
                                                           o Decrease severity
                                                             and length of
                                                             diarrhea


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

                                 Target Markets

Trypanosomiasis


            The World Health Organization estimates that there are 500,000 to 750,000 active cases of human Trypanosomiasis in central Africa. A World Health Organization survey suggests that an "epidemic situation" for Trypanosomiasis exists in the sub-Sahara region of Africa with epidemic levels being approached in Angola, Sudan, Uganda and the Democratic Republic of the Congo. Trypanosomiasis is fatal if left untreated.

            Human African Trypanosomiasis takes two forms, depending upon the parasite that transmits the disease: (1) West African Sleeping Sickness, caused by trypanosoma brucei gambiense, and (2) East African Sleeping Sickness, caused by trypanosoma brucei rhodesiense. We have tested DB289 as a treatment for the first of the two forms, West African Sleeping Sickness. The geographical range in sub-Sahara Africa where human Trypanosomiasis occurs encompasses 36 countries, wherein over 60 million persons are at risk of contracting the disease. Distribution of the gambiense subspecies occurs primarily in Western and Central Africa concentrated in the vegetation associated with drainage lines, rivers, and other permanent bodies of water located within those regions. While exact figures on the number of people infected with Trypanosomiasis are not known due to logistical and political quagmires, the WHO estimates that the West African Sleeping Sickness is the more prevalent of the two forms of Trypanosomiasis due to the larger geographic area where the disease exists and the greater population in that area. The countries where the disease is known to be moderately to highly epidemic include Angola, Democratic Republic of the Congo, Uganda, Sudan, Cameroon, Chad, Congo, Cote d'Ivoire, Central African Republic, Guinea, Mozambique, and Tanzania. Trypanosomiasis is also known to exist in low or poorly documented levels in Benin, Burkina-Faso, Gabon, Ghana, Equatorial Guinea, Kenya, Mali, Nigeria, Togo, Zambia, Burundi, Botswana, Ethiopia, Liberia, Namibia, Rwanda, Senegal, and Sierra Leone.

            In September 2002, we completed a Phase IIa study of DB289 for treatment of Trypanosomiasis in the Democratic Republic of the Congo. In this study, we confirmed the effectiveness of DB289 to treat Trypanosomiasis; over 95% of the patients treated were cured (patients evaluated three and six months after treatment were still parasite free). UNC, through the Clinical Research Subcontract funded by The Gates Foundation, advanced approximately $3.4 million in milestone payments to us for the continuation of this study on an additional 300 to 350 patients. The Gates Foundation has also granted an additional $2.7 million to a research group led by UNC (of which the Company is to receive $2.4 million under the Clinical Research Subcontract), in addition to the $15.1 million granted to UNC, to accelerate the enrollment of our Phase IIb study.

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


            TB is the world's number one killer among infectious diseases and is the cause of over two million deaths per year worldwide, according to the World Health Organization and the U.S. Centers for Disease Control (the "CDC"). The CDC reports that about two billion people, including 15 million Americans, are infected with TB. The disease is spreading rapidly in developing countries in Asia, Africa and South America, and is becoming increasingly problematic in developed countries. Japan declared TB as its most threatening disease. Even the United States is seeing an alarming increase in TB cases. The combination of the rapid spread of TB and the appearance of multi-drug resistant strains of the TB organism make TB a major health threat throughout the world. TB is an elusive infection to treat. The organisms that cause the disease can "hide" inside white blood cells and tissues where exposure to drugs is avoided. To be effective, a drug must locate and eliminate the TB organisms inside infected white blood cells.

            The World Health Organization and the National Institutes of Health ("NIH") have significantly increased research efforts to discover drugs to treat TB. Their research is focused on developing oral drugs that are effective against drug resistant strains of TB and the creation of therapies to shorten the treatment period required to eradicate the disease. Their overall target is to reduce the current nine- to eighteen-month treatment period down to a two- to six- month period.

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

Hepatitis C


            A report by the CDC found that 4.5 million people in the United States are infected with the Hepatitis C Virus ("HCV"), the most common chronic blood-borne infection in the United States and a leading cause of liver disease. The World Health Organization has estimated that 170 million people worldwide have chronic HCV infections and that five million people in Western Europe are chronically infected with the HCV. The prevalence of the disease is expected to remain high for several decades due to the lack of drugs to treat or a vaccine to prevent transmission of the disease, according to the Medscope Resource Center.


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

                                  Manufacturing

Pharmaceutical Products


            We have an agreement with Regis Technologies, Inc. ("Regis") to produce eight kilograms of good manufacturing practices ("GMP") grade DB289 for clinical testing and early commercialization needs. Regis has produced a one kilogram GMP batch of DB289 which we are using in clinical trials for Trypanosomiasis, PCP and other diseases. Regis is a full-service drug synthesis and chemical services company that has synthesized numerous compounds and advanced them into clinical testing and commercialization. Regis is known internationally for providing quality contract manufacturing services to large pharmaceutical firms. Regis has experience in manufacturing pharmaceuticals under FDA guidelines.


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


            Due to the strategy the Company has taken (see Strategy, pages 12 &
13), our competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. Many of our competitors have concentrated their efforts in the development of human therapeutics and developed or acquired internal biotechnology capabilities. The Company has utilized the Scientific Consortium as its Research and Development arm. In addition, many of these companies have extensive experience in pre-clinical testing and human clinical trials and in obtaining regulatory approvals. Our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. Competitors, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants. The timing of market introduction of our potential products or of competitors' products will be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, human clinical trials and regulatory approval processes and supply commercial quantities to market will influence our ability to bring a product to market.

            Our competition will be determined in part by the potential indications for which our products are developed and ultimately approved by regulatory authorities. We rely on our collaborations with the Scientific Consortium members and other joint venture partners to enhance our competitive edge by providing manufacturing, testing and commercialization support. Currently, DB289 is in clinical trials to treat Trypanosomiasis, PCP, and Malaria. The following table lists major competitors and their drugs by indication:

Trypanosomiasis             PCP                        Malaria
--------------------------------------------------------------------------------

o Pentamidine               o Bactrim                  o Quinine
  (Aventis)                   (Hoffman LaRoche)          (Watson
                                                         Pharmaceuticals)

o Melarsoprol               o Pentamidine              o Chloroquine
  (Aventis)                                              (Aventis)
                                                         (Sanofi-Synthelabo
                                                         Inc.)

o Eflornithine                                         o Mefloquine
  (Aventis)                                              (Hoffman LaRoche)

o Suramin                                              o Amodiaquine
  (Bayer)                                                (Pfizer)

            We are developing products to treat infectious and other diseases. Our program closest to commercialization, development of a treatment for Trypanosomiasis, has been funded in large part by a grant from The Bill & Melinda Gates Foundation. The Gates Foundation has chosen to support the Trypanosomiasis program because there currently exists no effective treatment for the disease. We believe the Gates Foundation has financed this project because the likelihood that a major pharmaceutical company would develop a treatment for the disease is small because treatments for diseases that affect this population, without charitable assistance, are less profitable than treatments for diseases that affect more developed nations.

            We have listed in the table above current treatments and the names of the manufacturers of those products used to treat Trypanosomiasis, however, each of the products listed has limitations in terms of effectiveness to treat the disease, toxicity, severity of side effects, and/or difficulty of delivery (for example, Pentamidine must be administered either intravenously or by inhalation, both methods impractical in the remote areas where the disease is endemic). We therefore believe that competition for our product candidates has yet to be developed or approved.


                              Patents and Licenses

            Our pharmaceutical dications, including DB289 and DB075, are protected by patents secured by members of the Scientific Consortium. We have, pursuant to the terms of the Consortium Agreement, assumed the defense of all patents covering the dications we license.


            We consider the protection of our proprietary technologies and products to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. To date, we have obtained exclusive licensing rights to 181 dication patents, 101 of which have been issued in the United States and in various global markets as of June 2003. In addition to the 181 dication patents previously mentioned we own seven additional patents. Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995, and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. 132 of our licensed patents, and 7 owned patents, which includes 33 licensed U.S. patents, and 7 owned U.S. patents, were submitted after

June 8, 1995, including patents covering DB289, DB075 and our latest Prodrug formulation processes.


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


            In November 2000, The Gates Foundation awarded $15,114,000 in a grant to a research group led by UNC to develop new drugs to treat African sleeping sickness and Leishmaniasis. On March 29, 2001, UNC entered into an agreement with us whereby $9,800,000 will be paid to us over a five- year period to conduct certain studies ("Clinical Research

Subcontract"). On March 29, 2001, we received the first installment of $4,300,000, on September 24, 2002, we received approximately $1,364,000, and on December 31, 2002, we received approximately $2,016,000, of which approximately $791,000, $2,946,000 and $1,389,000 was utilized for clinical and research purposes and expensed during the fiscal years ended March 31, 2001, 2002 and 2003, respectively. All of the funds received under the Clinical Research Subcontract to date have been spent on the development of DB075 and its "prodrug" formulation DB289. In August 2001, we were awarded an additional Small Business Innovation Research Grant ("SBIR grant") from the NIH, in the amount of approximately $144,000, as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the years ended March 31, 2002 and 2003, approximately $65,000 and $70,000, respectively, was utilized for clinical and research purposes and expensed.


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


            During the past three fiscal years, we estimate that we have spent approximately $5,340,000, $581,000 and $1,111,000, respectively, in fiscal years ended March 31, 2001, 2002 and 2003, on Company sponsored research and development and approximately $1,355,000, $3,377,000 and $1,459,000, respectively, in fiscal years ended March 31, 2001, 2002 and 2003, on research and development sponsored by others. All research and development activity for fiscal years ended March 31, 2002 and 2003 has been in support of our pharmaceutical commercialization effort.


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

                                    Employees


            We currently have 11 employees, five of whom hold advanced degrees. Five work in support of clinical trials, research and development and regulatory compliance, while six work in general and administrative capacities which includes business development, investor relations, finance and administration. Through our agreement with the Scientific Consortium, approximately 55 scientists are engaged in the research and development of the dications. We expect to add new employees in our regulatory and clinical development departments as our programs advance.


                                  Risk Factors

There is no assurance that we will successfully develop a commercially viable product.


            We are at an early stage of human, clinical and in some cases pre-clinical development activities required for drug approval and commercialization. Since our formation in October 1984, we have engaged in research and development programs, expanding our network or scientists and scientific advisors, licensing technology agreements and advancing the commercialization of the dication technology platform. We have generated no revenue from product sales and do not have any products currently available for sale, and none are expected to be commercially available for sale until after March 31, 2004, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products.

We have a history of losses and an accumulated deficit; our future profitability is uncertain.


            We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we continue research, development, clinical trial and commercialization efforts. As of June 30, 2003, we had an accumulated deficit of approximately $44,491,000.

As a result of our negative cash flow, we will need substantial additional funds in future years to continue our research and development; if financing is not available, we may be required to reduce our research programs or cease operations.


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


            We receive funding primarily from charitable grants and sales of our equity securities. To date we have directed all of such funds not used for general and administrative overhead toward our research, development and commercialization programs (including preparation of test results for submission to regulatory agencies for product approval). Until one or more of our product candidates is approved for sale, our revenues are limited to funds received for testing and research, licensing of our technology and potential fees associated with interim leasing of our properties while we develop them for expansion and product manufacture.

Our dependence on key personnel could adversely affect our business.


            Our business depends to a significant degree on the continuing contributions of our key management, scientific and technical personnel, as well as on the continued discoveries of scientists, researchers and specialists at UNC, Georgia State University, Duke University and Auburn University (collectively, the "Scientific Consortium") who have entered into a Consortium Agreement, dated January 15, 1997, and a License Agreement, dated as of January 28, 2002, with us by which the Scientific Consortium has given us exclusive world-wide rights to commercialize certain pharmaceutical product candidates developed in the Scientific Consortium members' laboratories related to the dication technology. There can be no assurance that the loss of certain members of management or the scientists, researchers and technicians from the Scientific Consortium universities would not materially adversely affect our business. We do not have "key-man" life insurance policies on any of our executives.

Our CEO, T. Stephen Thompson, has been with the Company since April 1, 1991; his relationship with the Scientific Consortium and ability to guide the research team may not be easily replaced.

            We rely heavily on our in-house and consortium related scientists. From the discovery stage through development and commercialization, the Immtech scientists and Consortium scientists are among the foremost authorities in their respective fields. While the body of science may develop without any one particular scientist, our assembled team has a unique talent to advance both the science and the business of medicine. The financial aspects of the Company, including investor relations and intellectual property control, reside with two highly talented employees, Cecilia Chan and Gary Parks. Ms. Chan and Mr. Parks together hold a wealth of institutional knowledge that assist the Company to forge new relationships without diminishing or undermining existing obligations and opportunities.

Additional research grants used to fund our operations may not be available or on terms acceptable to the Company.

            We will continue to apply for new grants to support continuing research and development of our dication platform technology and other product candidates. The process of obtaining grants is extremely competitive and there can be no assurance that any of our grant applications will be acted upon favorably. Some charitable organizations may request licenses to our proprietary information or may impose price restrictions on the products we develop with grant funds. We may not be able to negotiate terms that are acceptable to us with such organizations. In the event we are unable to raise sufficient funds to advance our product developments with grants we may seek to sell additional equity to raise such funds. There can be no assurance that we will be able to sell equity on terms acceptable to the Company and, if we do, existing stockholders may suffer dilution (see Risk Factors, this section, entitled "Sales of our Common Stock may adversely affect our ability to sell equity securities in the future," and "Our Outstanding Common Stock options and warrants may adversely affect our ability to consummate future equity financings and may cause dilution to our current stockholders").

We do not know if our product candidates will be approved by any regulatory agency because are in early stage clinical trials.

            All of our product candidates, including DB289 and DB075, require additional clinical testing, regulatory approval and development of marketing and distribution channels, all of which are expected to require substantial additional investment prior to commercialization. There can be no assurance that any of our product candidates will be successfully developed, prove to be safe and effective in human clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If we are unable to commercialize any of our product candidates in a timely manner, we may be required to seek additional funding, charge our development programs, sell some of our proprietary information or cease operations.

We do not have employment contracts with any employees other than our CEO, T. Stephen Thompson.

            We have an employment agreement with our CEO, T. Stephen Thompson that renews annually in May of each year. Mr. Thompson renewed his employment with the Company this year and has not expressed any indication that he desires to leave the Company or retire. All other Company employees are "at will" employees and may leave at any time, however, none have as of this date expressed an intention to do so. Much of our proprietary information is developed by scientists who are employed by the universities that comprise the Scientific Consortium. We do not have control over, knowledge of, or access to those employment arrangements. We have not been advised by any of the key members of the Scientific Consortium of any intention to leave their employ or the program.

There are substantial uncertainties related to clinical trials that may result in the extension, modification or termination of one or more of our programs.

            In order to obtain required regulatory approvals for the commercial sale of our product candidates, we must demonstrate through human clinical trials that our product candidates are safe and effective for their intended uses.

            We may find, at any stage of our research and development, that product candidates that appeared promising in earlier clinical trials do not demonstrate safety or effectiveness in later clinical trials and therefore do not receive regulatory approvals. Despite the positive results of our pre-clinical testing and early human clinical trials those results may not be predictive of the results of later clinical trials and large-scale testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even after promising results had been obtained in early stage human clinical trials. Completion of the clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, difficulty in securing sufficient supplies of clinical trial materials or adverse events occurring during clinical trials. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of our development programs will be successfully completed, that any Investigational New Drug "(IND") appplication filed with the FDA (or any foreign equivalent filed with the appropriate foreign authorities) will become effective, that additional clinical trials will be allowed by the FDA or other regulatory authorities, or that clinical trials will commence as planned. There have been delays in our testing and development schedules due to funding and patient enrollment difficulties and there can be no assurance that our future testing and development schedules will be met.

We do not currently have pharmaceutical manufacturing capability, which could impair our ability to develop commercially viable products at reasonable costs.

            Our ability to commercialize product candidates will depend in part upon our ability to have manufactured the product candidates, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. We currently lack facilities and personnel to manufacture our product candidates. There can be no assurance that we will be able to acquire such resources, either directly or through third parties, at reasonable costs, if we develop commercially viable products.

            Construction and operation of a pharmaceutical manufacturing plant with Immtech Hong Kong Limited in the People's Republic of China ("PRC") is subject to various governmental approvals, which may be difficult or impossible to obtain. There can be no guarantee that products manufactured at this facility, if built, will be accepted in the countries where we desire to sell our future products.

We are dependent on third-party relationships for critical aspects of our business; problems that develop in these relationships may increase costs and slow our ability to develop new products.

            We use the expertise and resources of strategic partners and third parties in a number of key areas, including (i) research and development, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. We have licensing and exclusive commercialization rights to a dicationic pharmaceutical platform and are developing drugs intended for commercial use based on that platform. This strategy creates risks by placing critical aspects of our business in the hands of third parties, whom we may not be able to control. If these third parties do not perform in a timely and satisfactory manner, we may incur costs and delays as we seek alternate sources of such products and services, if available. Such costs and delays may have a material adverse effect on our business, hampering our ability to develop new products, jeopardizing our license from the Scientific Consortium, and hampering our potential to earn revenues and profits.

            We may seek additional third-party relationships in certain areas, particularly in clinical testing, marketing, manufacturing and other areas where pharmaceutical and biotechnology company collaborators will enable us to develop particular products or geographic markets that are otherwise beyond our resources and/or capabilities. There is no assurance that we will be able to obtain any such collaboration or any other research and development, manufacturing or clinical trial arrangements. Our inability to obtain and maintain satisfactory relationships with third parties may have a material adverse effect on our business by slowing our ability to develop new products, forcing us to expand our in-house capabilities, increasing our expenses and hampering future growth opportunities.

We are uncertain about the ability to protect or obtain necessary patents and protect our proprietary information from both competitors and third-party collaborators.

            There can be no assurance that any particular patent will be granted or that issued patents will provide us, directly or through licenses, with the intellectual property protection contemplated. Patents and licenses of patents can be challenged, invalidated or circumvented. It is also possible that competitors will develop similar products simultaneously. Our breach of any license agreement or the failure to obtain a license to any technology or process which may be required to develop or commercialize one or more of our product candidates may have a material adverse effect on our business including lost business opportunities, need for additional capital and lessened expectation of potential future revenues.


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


            At times we may enter into confidentiality agreements with other companies, allowing them to test our compounds for potential future licensing, in return for milestone and royalty payments should any discoveries result from the use of our proprietary information. We cannot be assured that such parties will honor these confidentiality agreements.


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


            Adverse determinations in litigation or interference proceedings could require us to seek licenses (which may not be available on commercially reasonable terms) or subject us to significant liabilities to third parties, and could therefore have a material adverse effect on our business by increasing our expenses and having an adverse effect on our stock price. Even if we prevail in an interference proceeding or a lawsuit, substantial resources, including the time and attention of our officers, will be required.


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


Our proprietary information is developed in an academic environment.

            We are licensed to commercialize technology from a dication platform developed by a scientific consortium, comprised primarily of scientists employed by universities in an academic setting. The academic world is improved by the sharing of information. As a business, however, the sharing of information whether through publication of research, academic lectures or general intellectual discourse among contemporaries is not conducive to protection of proprietary information. Our proprietary information may fall into the possession of unintended parties without our knowledge through customary academic information sharing.


Our business has significant competition; our product candidates may become obsolete prior to commercialization due to alternative technologies.


            The pharmaceutical and biotechnology fields are characterized by extensive research efforts and rapid technological progress. Competition from other pharmaceutical and biotechnology companies and research and academic institutions is intense and other companies are engaged in research and product development for treatment of the same diseases that we target. New developments in pharmaceutical and biotechnology fields are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not render some or all of our programs or products non-competitive or obsolete.


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


            In the event some or all of our programs are rendered non-competitive or obsolete, we do not currently have alternative strategies to develop new product lines or financial resources to pursue such a course of action.

There is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates for any indication; government regulation may impede, delay or prevent the commercialization of our product candidates.

            All new pharmaceutical drugs and biologics, including our product candidates, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the Federal Food, Drug and Cosmetic Act ("FDCA") and other laws including, in the case of biologics, the Public Health Services Act, and by state, local and foreign governments. Such regulations govern, among other things, the development, testing, manufacture, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of pharmaceutical drugs and biologics. If drug products or biologics are marketed abroad, they are subject to extensive regulation by foreign governments. Failure to comply with applicable regulatory requirements may subject us to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending applications.

            Each of our product candidates must be approved for each indication for which we believe it to be viable. We have not determined from which regulatory bodies we will seek approval for our product candidates or indications. Once determined, the approval process could be hampered by changes in those agencies' policies or acceptance of those agencies' approvals in the countries where we intend to market our product candidates.


We have not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our product candidates.


            The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied. Furthermore, the approval process is extremely expensive and uncertain. There can be no assurance that our product candidates will be approved for commercial sale in the United States by the FDA or regulatory agencies in foreign countries. The regulatory review process can take many years and we will need to raise additional funds prior to completing the regulatory review process for our current and future product candidates. Therefore, the failure to receive FDA approval would have a material adverse effect on our business by precluding us from marketing and selling such products in the United States and negatively impacting our ability to generate future revenues. Even if regulatory approval of a product is granted, there can be no assurance that we will be able to obtain the labeling claims (a labeling claim is a product's description and its FDA permitted uses) necessary or desirable for the promotion of such product. FDA regulations prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for post-marketing studies if regulatory approval is obtained; we will then be subject to ongoing FDA obligations and continued regulatory review. In particular, we, or our third party manufacturers, will be required to adhere to regulations setting forth Good Manufacturing Practices ("GMP"), which require us (or our third party manufacturers) to manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, we (or our third party manufacturers) must pass a manufacturing facilities pre-approval inspection by the FDA before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties, such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product.


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


            Our ability to commercialize any of our product candidates will depend in part on the extent to which reimbursement for the costs of the resulting drug or biologic will be available from government health administration authorities, private health insurers, charities and others. Many of our product candidates, including treatments for Trypanosomiasis, Malaria and Tuberculosis, would be in the greatest demand in developing nations, many of which do not maintain comprehensive health care systems with the financial resources to pay for such drugs. We do not know to what extent governments, private charities, international organizations and others would contribute toward bringing newly developed drugs to developing nations. Even among drugs sold in developed countries, significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance of the availability of third-party insurance reimbursement coverage enabling us to establish and maintain price levels sufficient for realization of a profit on our investment in developing pharmaceutical drugs and biologics. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drug or biologic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of our anticipated products, the market acceptance of these products would be adversely affected.

            Health care reform proposals have previously been introduced in Congress and in various state legislatures and there is no guarantee that such proposals will not be introduced in the future. We cannot predict when any proposed reforms will be implemented, if ever, or the effect of any implemented reforms on our business. Implemented reforms may have a material adverse effect on our business by affecting the availability of third-party reimbursement for our anticipated products and limiting price levels at which we are able to sell such products. In addition, if we are able to commercialize products in overseas markets, then our ability to achieve success in such markets may depend, in part, on the health care financing and reimbursement policies of such countries.


Confidentiality agreements may not adequately protect our intellectual property.


            We require our employees, consultants and third-parties with whom we share proprietary information to execute confidentiality agreements upon the commencement of their relationship with us. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship will be our exclusive property and will be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information. If our unpatented proprietary information is publicly disclosed before we have been granted patent protection, our competitors could be unjustly enhanced and we could lose the ability to profitably develop products from such information.

Sales of our Common Stock may adversely affect our ability to sell equity securities in the future.


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


            As of August 22, 2003, we had 8,780,374 shares of Common Stock outstanding (not including 575,791 shares of Common Stock reserved for conversion of Series A Convertible Preferred Stock, 197,031 shares of Common Stock reserved for conversion of Series B Convertible Preferred Stock, 708,998 shares of Common Stock reserved for conversion of Series C Convertible Preferred Stock, 712,924 shares of Common Stock reserved for exercise of outstanding options and 3,047,862 shares of Common Stock reserved for exercise of outstanding warrants held by certain investors). Of the shares outstanding, 5,751,040 shares of Common Stock are freely tradable without restriction. All of the remaining 3,029,334 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended (the "Securities Act").

            As of August 30, 2003 we had outstanding (i) 99,000 shares of series A Convertible preferred stock, convertible into approximately 559,964 shares of Common Stock at the conversion rate of 1:5.6562, (ii) 30,725 shares of Series B Convertible Preferred stock convertible into approximately 192,031 shares of Common Stock at the conversion rate of 1:6.25, (iii) 125,352 shares of Series C Convertible Preferred Stock convertible into approximately 708,998 shares of Common Stock at the conversion rate of 1:5.6562, (iv) 712,924 options to purchase shares of Common Stock with a weighted-average exercise price of $4.59 per share and (v) 2,876,552 warrants to purchase shares of Common Stock with a weighted-average exercise price of $6.81.

Our outstanding Common Stock options and warrants may adversely affect our ability to consummate future equity financings and may cause dilution to our current stockholders.

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

            Due to the number of shares of Common Stock we are obligated to sell pursuant to outstanding options and warrants described above at prices below our current market price, new investors may not purchase our future equity offerings at market price due to the potential dilution such investors may suffer as a result of the exercise of outstanding options and warrants at prices below our market price. As of October 9, 2003 we had options to purchase 712,924 shares of Common Stock outstanding at a weighted-average exercise price of $4.59.


The market price of our Common Stock may experience significant volatility.


            The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have been and can be expected to be especially volatile. For example, our common stock price in the 52-week period ending October 7, 2003, has had a low of $1.58 and high of $18.82. The range during the same period for two of our competitors, EntreMed Inc. and Encysive Pharmaceuticals was $0.82 to $6.53 and $0.72 to $6.98, respectively. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of pharmaceutical drugs or biologics and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our Common Stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.

We routinely pay vendors in stock as consideration for their services; this may result in shareholder dilution, additional costs and difficulty retaining certain vendors.

            In order for us to preserve our limited cash resources, we often pay vendors in shares of Immtech Common Stock rather than cash. Payments for services in stock may materially adversely affect our shareholders by diluting the value of outstanding shares of our Common Stock. In addition, in situations where we have agreed to register the shares issued to a vendor, this will generally cause us to incur additional expenses associated with such registration. Paying vendors in stock may also limit our ability to contract with the vendor of our choice should that vendor decide it is opposed to payment in the form of Illiquid Stock.


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


            We believe that the limitation on director liability will assist us to attract and retain qualified directors. However, in the event a director or the board commits an act that may legally be indemnified under Delaware law, the Company will be responsible to pay for such director(s) legal defense and potentially any damages resulting there from. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit the Company and its stockholders. However, given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in the best interests of the Company and its stockholders, because it should enhance our ability to retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making. In addition, the Board of Directors believes that director indemnification has a favorable impact over the long term on the availability, cost, amount and scope of coverage of directors' liability insurance.

            Nevertheless, limitations or director liability may be viewed as limiting the rights of stockholders, and the broad scope of the indemnification provisions of the Delaware Certificate could result in increased expense to the Company. The Board of Directors believes, however, that these provisions will provide a better balancing of the legal obligations of, and protections for, directors and will contribute to the quality and stability of our corporate governance. The Board of Directors has concluded that the benefit to stockholders of improved corporate governance outweighs any possible adverse effects on stockholders of reducing the exposure of directors to liability and broadening indemnification rights.


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


            On September 19, 2002 the Court granted Immtech's motion to dismiss plaintiff's amended complaint, but gave plaintiff another opportunity to file and serve an amended complaint, if he so chose. Plaintiff filed a Second Amended Complaint dated November 1, 2002 against the Company and Criticare alleging the same allegations as before. On December 6, 2002, the Company and Criticare again filed motions to dismiss plaintiff's Second Amended Complaint. On February 6, 2003, the Court denied the motions to dismiss and granted Criticare and Immtech 30 days to answer or otherwise plead to the Second Amended Complaint.


            On June 5, 2003, the Company served an Answer and Affirmative Defenses to the plaintiff's Second Amended Complaint. The Company believes the plaintiff's claims are meritless and intends to vigorously defend against this proceeding.

            Immtech International, Inc. v. Neurochem Inc.

            On April 4, 2003, Immtech notified Neurochem that it discovered that Neurochem had, in breach of the terms of the Confidentiality, Testing and Option Agreement, filed a patent application without Immtech's knowledge or consent that contained information concerning compounds delivered to Neurochem pursuant to the Confidentiality, Testing and Option Agreement. Since April 4, 2003, Immtech has discovered that Neurochem has filed other patents, which may affect Immtech and the Scientific Consortium's intellectual property rights.

            On August 12, 2003, Immtech brought suit against Neurochem in the United States District Court for the Southern District of New York seeking to
(i) enjoin Neurochem from using proprietary information or property owned by, or licensed to, Immtech and (ii) demand payment for damages incurred by Immtech resulting from Neurochem's fraudulent actions. Specifically, Immtech's claims include (1) misappropriation of trade secrets, (2) breach of contract and (3) fraud.


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

Shareholders


            As of August 30, 2003, there were approximately 189 shareholders of record of our Common Stock and the number of beneficial owners of shares of Common Stock as of such date was approximately 1,007. As of August 30, 2003, there were approximately 8,808,917 shares of Common Stock issued and outstanding.


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

Recent Sales of Unregistered Securities

            We issued unregistered securities in the following transactions during the fiscal quarter ended March 31, 2003:


      o On January 13, 2003, 1,200,000 unregistered shares of Common Stock valued at $2.38 were issued to Mr. Chan Kon Fung for an 80% interest in Lenton Fibre Optics Development Limited, the Hong Kong company operating under the name Immtech Hong Kong Limited. The closing market price of Common Stock on this date was $2.30.

      o In connection with the Immtech Hong Kong Limited arrangement mentioned above, on January 13, 2003, we issued 30,000 shares of Common Stock at $2.38 to each of Pacific Dragons Group, Ltd. ("Pacific Dragons") and Champion Traders Investment Limited ("Champion"), respectively, for their assistance with the agreement. We have agreed to use reasonable efforts to register the resale by Pacific Dragons and Champion of the Common Stock and to keep the registration effective for the lesser of two years or until all of such shares of Common Stock are sold. The closing market price of Common Stock on this date was $2.30.

      o On March 21, 2003, we entered into an agreement with Wyndham Associates Limited ("Wyndham") for assistance to be provided to identify potential strategic partners and to assist us to raise up to $20 million in equity financing. For its services, Wyndham was granted (i) 100,000 shares of our Common Stock valued at $4.475,
            (ii) a cash fee of equal to 4% of funds raised prior to June 30, 2003 through sales of our Series C Convertible Preferred Stock,
            (iii) 40,000 shares of Common Stock valued at $4.475 for each full $1 million invested prior to June 30, 2003 through sales of our Series C Convertible Preferred Stock to investors introduced to us by Wyndham and (iv) a cash fee equal to 8% of any equity investment, other than Series C Convertible Preferred Stock (on terms acceptable to us in our sole discretion), after June 30, 2003 by investors introduced to us by Wyndham if such investors invest at least $10 million in equity. We have agreed to use our best efforts to register on Form S-3 all shares of Common Stock issued or issuable to Wyndham under the agreement. The closing market price of Common Stock on this date was $4.60.

      o On March 21, 2003, we entered into media production agreements with "winmaxmedia," an operating division of Winmax Trading Group, Inc. ("Winmax"), to produce digital and video media materials to be used in connection with our fundraising efforts. In connection with the services rendered we (i) issued 100,000 shares of our Common Stock valued at $4.475 to Gladden Consultants, Ltd., one of the vendors providing services under the media production agreement and (ii) accrued expenses of approximately $80,000 in the aggregate to various entities providing location production services for reimbursement of expenses. The closing market price of Common Stock on this date was $4.60.

      o On March 21, 2003, we entered into an investors relation agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") to assist the Company to list its securities on a broadly recognized stock exchange or the NASDAQ. In connection with the services rendered we granted Fulcrum (i) 100,000 shares of our Common Stock, and (ii) Warrants to purchase 100,000 shares of our Common Stock at $6.00, 125,000 at $10.00 and 125,000 at $15.00, respectively. All shares and warrants vest in twelve equal monthly installments. The warrants are exercisable for two years from the date of grant. The closing market price of Common Stock on this date was $4.60.

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

Series C Convertible Preferred Stock Private Placements


            On June 6, 2003, we filed a Series C Convertible Preferred Stock Certificate of Designation ("Series C Certificate of Designation") with the Secretary of State of the State of Delaware, designating 160,000 shares of our 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share ("Series C Preferred Stock"). Dividends on the Series C Preferred Stock accrue at a rate of 8% on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. We have the option to pay the dividend either in cash or in equivalent shares of Common Stock. If Common Stock is to be used to pay the dividend, such Common Stock is to be valued at the 10-day volume weighted average price immediately prior to the date of payment.


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


            From June 6, 2003 through June 9, 2003, we issued an aggregate of 125,352 shares of our Series C Preferred Stock in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act of 1933, as amended (the "Securities Act"). The gross proceeds of the offering were $3,133,800 as of June 18, 2003. The securities were sold pursuant to exemptions from registration under the Securities Act and we intend to register the shares under the Securities Act.


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


            Grants to perform research are the Company's primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates. Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant. Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.


Research and Development Expenses


            All research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting, and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, and sponsored research reimbursement fees are included in accrued liabilities and included in research and development expenses. Specific information pertaining to each of our major research and development projects follows. This information includes to the extent ascertainable project status, costs incurred for the relevant fiscal years (including costs to date), nature, timing and estimated costs of project completion, anticipated completion dates, and the period in which material net cash inflows from projects is expected to commence, if at all.

            All of our research and development projects contain high levels of risk. Even if development is completed on schedule, there is no guarantee that any of our products will be licensed for sale. Human trials conducted in foreign and developing countries have additional risks, including governmental and local militia uprisings that may interrupt or displace our work. The Company is unable to quantify the impact to the Company's operations, financial position or liquidity if it is unable to complete on schedule, or at all, any of its product commercialization programs.

Trypanosomiasis

            An African sleeping sickness ("Trypanosomiasis") human Phase II/III clinical trial using DB289 to treat patients is underway at two sites in The Democratic Republic of Congo. The trial is conducted on 350 patients, each with stage one of the disease, who are randomly assigned to receive either DB289 or pentamidine (the standard treatment for Trypanosomiasis). Approximately 175 patients, or 50%, are receiving DB289, and the other 175 patients, comprising the other 50%, are receiving pentamidine.

            To date, approximately 50-70 patients have enrolled at one site and we expect to expand the trial to three additional sites once 100 patients are enrolled. The Company anticipates completion of enrollment in the first half of calendar year 2004. The Company then plans to make a request of the regulatory agencies for a limited registration of DB289 for distribution of the drug to treat Trypanosomiasis in endemic areas of sub-Sahara Africa where clinical trials are not being conducted.

            If the drug DB289 continues to have efficacy without safety issues, clinical trials (including any after market trials) are expected to conclude in the first six months of calendar year 2005. The remaining trial costs, which are expected to be underwritten by the Bill and Melinda Gates Foundation, are expected to be approximately $5-7 million. If trials continue at the current pace, the Company anticipates receipt of a purchase order for commercial quantities of the DB289 in the first half of calendar year 2004 with delivery expected six to nine months after the initial purchase order is received. The Company expects that the initial purchase order may be valued at between $5-15 million.

            Research and development costs expensed by the Company for the Trypanosomiasis project for the fiscal years ended March 31, 2001, March 31, 2002, and March 31, 2003 have been approximately $747,000, $2,530,000, and $1,228,000, respectively. Since inception of the Company through August 2003, approximately $5,410,000 has been expensed on DB289 for treatment of Trypanosomiasis.

Malaria

            The Company is conducting in Thailand a pilot Phase IIa clinical study in 32 patients with acute and uncomplicated Malaria. The Company expects to conclude the trial in December 2003. Depending on the final safety and efficacy data from the trial, the Company plans to conduct a Phase IIb trial in a larger population of patients in the same geographic area. Based upon the results of the Phase IIa study, the Phase IIb trial could include changes in dosage level, timing, and potential combined testing with other malaria drugs. Malaria patients are readily available at the clinical site in Thailand and in other endemic areas of the world, therefor the Company does not anticipate any difficulties in achieving the requisite level of patient enrollment. The Company expects to begin the Phase IIb study in the first quarter of calendar year 2004 and to conclude by the end of calendar year 2004 (based on receiving regulatory approval in order to begin the studies and on continued availability of patients).

            The Company estimates that it will take approximately two years to conduct clinical trials of DB289 for treatment of Malaria through Phase III, at a cost of approximately $15-17 million. The Company is in final negotiations with a foundation that proposes to fund both clinical and human trials. The results from the clinical trials, particularly the drug's ability on its own or in combination with other drugs to solve the problem with multi-drug resistant Malaria, will determine whether the drug is eligible to receive rapid regulatory approval, which would make the drug eligible for commercial sale as early as calendar year 2006.

            Research and development costs expensed by the Company for the Malaria project for the fiscal years ended March 31, 2001, March 31, 2002, and March 31, 2003 have been approximately $0, $0, and $45,000, respectively. Since inception of the Company through August 2003, approximately $67,000 has been expensed.

Pneumocystis carinii pneumonia ("PCP")

            The pilot Phase IIa study conducted in Peru on AIDS patients with chronic PCP demonstrated that the drug was safe and efficacious in the eight patients tested who had previously failed standard treatment. All of the patients experienced improved lung function and several of the patients were able to clear the fungi resident in their lungs. A second trial in 30 patients at a higher dose commenced in May 2003. Enrollment has been slow since patients must fail an existing therapy in order to qualify for this Phase IIa trial. The Company estimates that at the current pace enrollment will be completed in the first half of calendar year 2004. Depending on results of the Phase IIa trial, a new trial in a larger number of patients (approximately 30-50) intended to test DB289 as a first line therapy is planned to be commenced in early 2005.

            The Company believes that the small number of patients in the trial, given the need for a new oral drug in AIDS patients who cannot tolerate the current treatment, will be sufficient to apply for registration of the drug for sale. The cost of the trial is estimated to be approximately $750,000 and is estimated to take approximately 18 months to conclude. Initial drug sales for treatment of PCP, if test results continue to show efficacy without adverse safety concerns, could begin in calendar year 2006.

            Research and development costs expensed by the Company for the PCP project for the fiscal years ended March 31, 2001, March 31, 2002, and March 31, 2003 have been approximately $0, $30,000, and $194,000, respectively. Since inception of the Company through August 2003, approximately $256,000 has been expensed on the PCP project.

Anti-fungal Program & Tuberculosis ("TB")

            The Company is conducting research with the Scientific Consortium to develop lead compounds which it intends to advance into human trials for treatment of fungal diseases and TB. The Company has advanced lead compounds into animal models in both diseases and expects to select in calendar year 2004 both an anti-fungal and TB compound that can be taken into regulatory pre-clinical trials, which are required prior to conducting human studies. The pre-clinical studies are expected to take approximately six to nine months to complete. Human phase I safety trials would begin shortly after the conclusion of the pre-clinical studies and regulatory approval that is required to start these trials. The Company estimates that it could take three years to complete the pre-clinical studies and human trials. Each of those studies is estimated to cost between $25-40 million dollars (including manufacturing and formulation of their respective drugs). The Company is unable to calculate when initial drug sales for the anti-fungal and TB treatments may commence because of the early stage of trials.

            Research and development costs expensed by the Company for the anti-fungal project for the fiscal years ended March 31, 2001, March 31, 2002, and March 31, 2003 have been approximately $214,000, $0, and $1,000, respectively. Since inception of the Company through August 2003, approximately $350,000 has been expensed.

            Research and development costs expensed by the Company for the TB project for the fiscal years ended March 31, 2001, March 31, 2002, and March 31, 2003 have been approximately $15,000, $50,000, and $10,000 respectively. Since inception of the Company through August 2003, approximately $80,000 has been expensed.

Hepatitis C and Leishmania

            Our Hepatitis C and Leishmaniasis programs are in the discovery and early development stages of research. These programs have greater risk because lead compounds have yet to be identified. The Company estimates that it will take at least 12-18 months to identify lead candidates, if at all. The cost estimates for pre-clinical and human trials for each drug are similar to the anti-fungal and TB drugs, which are estimated at between $25-40 million for each trial phase. The Company is unable to calculate when initial drug sales for the Hepatitis C and Leishmaniasis treatments may commence because of the early stage of research.

            Research and development costs expensed by the Company for the Hepatitis C project for the fiscal years ended March 31, 2001, March 31, 2002, and March 31, 2003 have been approximately $0, $47,000, and $13,000, respectively. Since inception of the Company through August 2003, approximately $60,000 has been expensed.

            No research or development costs have been incurred or expensed by the Company for the Leishmania program to date.


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


            From June 6, 2003 through June 9, 2003, we issued an aggregate of 125,352 shares of our Series C Preferred Stock in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The securities were sold pursuant to exemptions from registration under the Securities Act and we intend to register the shares under the Securities Act. The gross proceeds of the offering were $3,133,800.

            On September 25, 2002 and October 28, 2002, we issued an aggregate of 76,725 shares of our Series B Convertible Preferred Stock and 191,812 related warrants in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The warrants have an exercise period of five years from the date of issuance and an exercise price of 6.125 per share. The securities were sold pursuant to exemptions from registration under the Securities Act and were subsequently registered on Form S-3 (Registration Statement No. 333-101197). The gross proceeds of the offering were $1,918,125 and the net proceeds were approximately $1,859,000.


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


            The Company has, through its purchase of an interest in Lenton, obtained real property on which it intends to construct a pharmaceutical manufacturing facility. The Company's partner in Lenton has extensive experience in real estate and construction in the PRC and is spearheading the effort to construct a building in which to install the pharmaceutical production line. The Company is considering constructing a multi-tenant facility with partners to defray the cost of construction and therefore does not currently have cost estimates available for the building. With respect to the purchase and installation of the pharmaceutical production line, the Company has received estimates of $8 to $12 million from several consultants for the initial equipment and installation based on requirements for capacity and quality supplied by the Company. The Company is seeking partners both in China and domestically to fund part or all of the capital cost of construction of the building and the pharmaceutical production line.


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


            T. Stephen Thompson, President, Chief Executive Officer and Director. Mr. Thompson has served as a Director since November 27, 1991. He joined Immtech in April 1991 from Amersham Corporation, where he was President and Chief Executive Officer. He was responsible for Amersham Corporation's four North American divisions: Life Sciences, Radiopharmaceuticals, Diagnostics and Quality and Safety Products. In addition, he had direct responsibility for the Clinical Reagent (in vitro diagnostic) Division in the United Kingdom. He was employed by Amersham Corporation from 1986 to 1991. Mr. Thompson has 20 years' experience in healthcare, with previous positions as President of a small diagnostic start-up, General Manager of the Infectious Disease and Immunology Business Unit in the Diagnostic Division of Abbott Laboratories from 1981 to 1986, and Group Marketing Manager for the Hyland Division of Baxter International Inc. from 1978 to 1981. Mr. Thompson is a member of the Board of Directors of Matritech, Inc. (NASDAQ: NMPS). Mr. Thompson holds a B.S. from the University of Cincinnati and an MBA from Harvard University.

            Cecilia Chan, Executive Vice President and Director. Ms. Chan has served as Director since November 16, 2001. She has 18 years of experience in making investments and business development. She began working on Immtech's growth strategy in 1998 as a private investor, spearheading Immtech's initial public offering in April 1999. She joined the Company as Vice President in July, 1999 and was elected to our board of directors in November 2001. Ms. Chan is responsible for strategic development, creating joint ventures and licensing agreements, fund raising and directing the Company's uses of capital resources as it advances through its milestones and various growth stages. Prior to joining Immtech, Ms. Chan was a Vice President at Dean Witter Realty, Inc. until 1993 and thereafter concentrated her efforts as a private investor until she joined Immtech. During her eight years at Dean Witter, Ms. Chan completed over $500 million in investments and was vice-president of public partnerships having assets in excess of $800 million. Since 1993, Ms. Chan has developed and funded investments in the United States and the People's Republic of China. She graduated from New York University in 1985 with a Bachelor of Science degree in International Business.


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


            Harvey Colten, MD, Director. Dr. Colten has served as Director since October 30, 2000. He is currently Vice President and Senior Associate Dean for Translational Research at Columbia University Health Sciences Division and College of Physicians and Surgeons. Prior to this, he served as Chief Medical Officer at iMetrikus, Inc., a healthcare Internet company focused on improving the communication between the patient, physician and the medical industry from 2000 until 2002, and prior to that he was the Dean of the Medical School and Vice President for Medical Affairs at Northwestern University from 1997 to 2000. He previously served as the Harriet B. Spoehrer Professor and Chair of the Department of Pediatrics and Professor of Molecular Microbiology at Washington University School of Medicine, St. Louis, Missouri, whose faculty he joined in 1986. He earned a B.A. at Cornell University in 1959, an MD from Western Reserve University in 1963, and an M.A. (honorary) from Harvard in 1978. Following his clinical training, he was a researcher at the National Institutes of Health from 1965 to 1970. In 1970, he was appointed to the faculty at the Harvard Medical School, where he was named Professor of Pediatrics in 1979 and Chief of the Division of Cell Biology, Pulmonary Medicine, and Director of the Cystic Fibrosis Program at Children's Hospital Medical Center, Boston. He is a member of the Institute of Medicine and was Vice-Chair of its Council. He is a member of the American Society for Clinical Investigation, the Society for Pediatric Research, the Association of American Physicians, the American Pediatric Society, the American Association of Immunologists (former secretary and treasurer), and the American Society for Biochemistry and Molecular Biology. He is also a Fellow of the American Association for the Advancement of Science, the American Academy of Allergy and Immunology and the American Academy of Pediatrics. Dr. Colten is a Diplomat of the American Board of Pediatrics, served on the American Board of Allergy and Immunology, was a member of the National Heart, Lung, and Blood Institute Advisory Council, and serves on the Board of Directors of the Oasis Institute and the March of Dimes Scientific Advisory Council, in addition to many other Federal and private health groups that advise on scientific and policy issues. Dr. Colten also served as Vice Chairman of the Board of Directors of Parents as Teachers National Center. He has been on editorial boards and advisory committees of several leading scientific and medical journals, including the New England Journal of Medicine, Journal of Clinical Investigation, Journal of Pediatrics, Journal of Immunology, Annual Review of Immunology, Proceedings of the Association of American Physicians and American Journal of Respiratory Cell and Molecular Biology.

            Eric L. Sorkin, Director. Mr. Sorkin has served as Director since January 6, 2000. He is a private investor. Prior to 1994, Mr. Sorkin worked for eleven years at Dean Witter

Realty Inc., a wholly owned subsidiary of Morgan Stanley, which grew to hold an investment portfolio of real estate and other assets of over $3 billion. He became a Managing Director in 1988 and was responsible for the acquisition, structuring and debt placement of various investments including real estate, fund management and asset-backed securities. Mr. Sorkin managed Dean Witter Realty's retail (shopping center) portfolio of over two million square feet, and participated in the development of office, residential, industrial and retail property and in the acquisition of over five million square feet of properties. He is a graduate of Yale University with a Bachelor of Arts degree in Economics.

            Frederick W. Wackerle, Director. Mr. Wackerle has served as Director since December 17, 2001. He is an author, private investor and President of Fred Wackerle, Inc. He has been an advisor to Chief Executive Officers ("CEOs") and boards and an executive search consultant for the past 35 years. Mr. Wackerle specializes in advising corporate boards on management succession and the recruiting of CEO positions. In the past ten years, he devoted a significant amount of his time to investing in and advising biotechnology companies on succession planning, and recruited CEO candidates and board members for companies that include Biogen, Inc., ICOS Corp., Amylin Pharmaceuticals, Inc., Enzon, Inc., Medtronic Inc. and Ventana Medical Systems. Mr. Wackerle frequently writes management articles for Chicago Crain's Business, recently completed a book on management succession entitled, "The Right CEO-Straight Talk About Making CEO Selection Decisions" (Jossey-Bass), and is a graduate of Monmouth College, where he has been active on their Board of Trustees. He is also a board member of The Rehabilitation Institute of Chicago.


Section 16(a) Beneficial Ownership Reporting Compliance


            Section 16(a) of the Exchange Act requires the Company's directors, executive officers and 10% stockholders of a registered class of equity securities of the Company to file reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us and except as, we believe that during fiscal 2002, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.


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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


            The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of October 10, 2003, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group and (iii) each person known to be the beneficial owner of more than 5% of our Common Stock.

                                         Number of Shares
                                          of Common Stock       Percentage of
                                        Beneficially Owned    Outstanding Shares
           Name and Address                     (1)            of Common Stock
-------------------------------------  --------------------- -------------------
T. Stephen Thompson (2)                   412,344 shares            4.44%
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061

Cecilia Chan (3)                          282,619 shares            3.00%
c/o Immtech International, Inc.
One North End Avenue
New York, NY  10282

Gary C. Parks (4)                          54,637 shares            0.59%
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061

Harvey Colten, MD (5)                      27,147 shares            0.30%
c/o Office of the Dean Columbia
University,
College of Physicians and Surgeons
630 West 168th Street
New York, NY  10032

Eric L. Sorkin (6)                        299,893 shares            3.18%
c/o Immtech International, Inc.
One North End Avenue
New York, NY  10282

Frederick W. Wackerle(7)                   63,771 shares            0.69%
3750 N. Lake Shore Drive
Chicago, IL  60613

All directors and executive              1,140,411 shares           11.49%
  officers as a group (6 persons)

                                         Number of Shares
                                          of Common Stock       Percentage of
                                        Beneficially Owned    Outstanding Shares
           Name and Address                     (1)            of Common Stock
-------------------------------------  --------------------- -------------------
Chan Kon Fung                           1,246,600 shares           13.60%
Flat B, 16th Floor
132 Broadway
Mei Foo Sun Chuen
Kowloon, Hong Kong


James Ng (8)                              452,800 shares            4.71%
c/o RADE Management Corporation
New York Mercantile Exchange
Box 415
New York, NY  10282

Donald F. Fitzgerald                      522,800 shares            5.71%
7701 Fitzgerald Road
P.O. Box 75
Thurmont, MD 21788


(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.


(2) Includes (i) 283,609 shares of Common Stock; (ii) 45,249 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 12,500 shares of Common Stock issuable upon the conversion of Series B Preferred Stock;
(iv) 25,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 20,000 shares of Common Stock at $6.00 per share by February 14, 2007 (only after the Series A Preferred Stock has been converted and vested), and warrant to purchase 5,000 shares of Common Stock at $6.125 per share by September 25, 2007; and (v) 45,986 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 8,872 shares of Common Stock at $0.46 per share by March 21, 2006, vested option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008, and the vested portion of 22,919 shares of an option to purchase 75,000 shares of Common Stock at $2.55 per share by December 24, 2012.

(3) Includes (i) 34,247 shares of Common Stock; (ii) 5,781 shares of Common Stock issuable upon the conversion of Series B Preferred Stock; (iii) 227,312 shares of Common Stock issuable upon the exercise of warrants as follows: vested warrant to purchase 51,923 shares of Common Stock at $6.47 per share by July 24, 2004, vested warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004, and vested warrant to purchase 2,312 shares of Common Stock at $6.125 per share by September 25, 2007; and (iv) the vested portion of 15,279 shares of an option to purchase 50,000 shares of Common Stock at $2.55 per share by December 24, 2012.

(4) Includes (i) 21,762 shares of Common Stock; (ii) 2,262 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 1,000 shares of Common Stock issuable upon the exercise of warrants as follows: warrant to purchase 1,000 shares of Common Stock at $6.00 per share by February 14, 2007 (only after the Series A Preferred Stock has been converted); and (iv) 29,613 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008, the vested portion of 7,778 shares of an option to purchase 10,000 shares of Common Stock at $10.00 per share by July 19, 2011, and the vested portion of 7,640 shares of an option to purchase 25,000 shares of Common Stock at $2.55 per share by December 24, 2012.

(5) Includes (i) 1,088 shares of Common Stock; and (ii) 26,059 shares of Common Stock issuable upon the exercise of options as follows: the vested portion of 19,447 shares of an option to purchase 20,000 shares of Common Stock at $10.50 per shares by December 28, 2005, the vested portion of 4,473 shares of an option to purchase 7,000 shares of Common Stock at $4.75 per share by December 18, 2006, the vested portion of 2,139 shares of an option to purchase 7,000 shares of Common Stock at $2.55 per share by December 24, 2007.

(6) Includes (i) 26,140 shares of Common Stock; (ii) 20,362 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 234,000 shares of Common Stock issuable upon the exercise of warrants as follows: vested warrant to purchase 51, 923 shares of Common Stock at $6.47 per share by July 24, 2004, vested warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2004, and vested warrant to purchase 9,000 shares of Common Stock at $6.00 per share by February 14, 2007 (only after the Series A Preferred Stock has been converted); and (iv) 19,391 shares of Common Stock issuable upon the exercise of options as follows: the vested portion of 17,252 shares of an option to purchase 27,000 shares of Common Stock at $4.75 per share by December 18, 2006, and the vested portion of 2,139 shares of an option to purchase 7,000 shares of Common Stock at $2.55 per share by December 24, 2007.

(7) Includes (i) 13,000 shares of Common Stock; (ii) 13,575 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) vested warrant to purchase 6,000 shares of Common Stock at $6.00 per share by February 14, 2007 (only after the Series A Preferred Stock has been converted); and (iv) 31,196 shares of Common Stock issuable upon the exercise of options as follows: the vested option to purchase 15,000 shares of Common Stock at $10.50 per share by December 28, 2005, the vested portion of 14,057 shares of an option to purchase 22,000 shares of Common Stock at $4.75 per share by December 18, 2006, and the vested portion of 2,139 on an option to purchase 7,000 shares of Common Stock at $2.55 per share by December 24, 2007.


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

RADE Management Corporation


            From January 1998 to July 1999 we utilized the services of RADE Management Corporation ("RADE") as a consultant to assist the Company to raise capital and to assist the Company with its initial public offering. On July 1, 1999, the Company began leasing office space from RADE in RADE's facility in New York, New York on a month-to-month basis to house our business development, investor relations and certain of our administrative functions. During the years ended March 31, 2001, 2002 and 2003, we paid approximately $102,000, $106,000 and $106,000, respectively, for the use of the facility. In addition, during the years ended March 31, 2001, 2002, and 2003, we reimbursed RADE approximately $41,000, $18,000 and $0, respectively, for expenses paid on our behalf. We have considered leasing other facilities in the New York metropolitan area and believe that our Lease with RADE is on terms no less favorable than we would otherwise obtain from another unaffiliated third-party.


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

       Consolidated Financial Statements of Immtech International, Inc.

Independent Auditor's Report - Deloitte & Touche LLP                    F-1

Consolidated Balance Sheets at March 31, 2003 and 2002                  F-2

Consolidated Statements of Operations for the three years in the
   period ended March 31, 2003                                          F-3

Consolidated Statements of Stockholders' Equity (Deficiency in
   Assets) for each of the three years in the period ended March
   31, 2003                                                             F-4-F-5

Consolidated Statements of Cash Flows for each of the three years
   in the period ended March 31, 2002                                   F-6

Notes to Consolidated Financial Statements                              F-7-F-29

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               IMMTECH INTERNATIONAL, INC.



Date:          October 15, 2003                By: /s/ T. Stephen Thompson
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

Signature                            Date
---------                            ----



/s/ T. Stephen Thompson                    October 15, 2003
---------------------------------    ----------------------------
T. Stephen Thompson
Chief Executive Officer and
President
(Principal Executive Officer)

/s/ Gary C. Parks                          October 15, 2003
---------------------------------    ----------------------------
Gary C. Parks
Treasurer, Secretary and Chief
Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Cecilia Chan                           October 15, 2003
---------------------------------    ----------------------------
Cecilia Chan
Director

/s/ Harvey Colten, MD                      October 15, 2003
---------------------------------    ----------------------------
Harvey Colten, MD
Director

/s/ Eric L. Sorkin                         October 15, 2003
---------------------------------    ----------------------------
Eric L. Sorkin
Director

/s/ Frederick W. Wackerle                  October 15, 2003
---------------------------------    ----------------------------
Frederick W. Wackerle
Director

                                 CERTIFICATIONS

      I, T. Stephen Thompson, certify that:


1. I have reviewed this amendment 1 to the annual report on Form 10-K of Immtech International, Inc.;

2. Based on my knowledge, this amendment 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this amendment 1 to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment 1 to the annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment 1 to the annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment 1 to the annual report (the "Evaluation Date"); and

      (c) presented in this amendment 1 to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amendment 1 to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2003


                                        /s/ T. Stephen Thompson
                                        ----------------------------------------
                                        T. Stephen Thompson
                                        President and Chief Executive Officer

I, Gary C. Parks, certify that:


1. I have reviewed this amendment 1 to the annual report on Form 10-K of Immtech International Inc.;

2. Based on my knowledge, this amendment 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this amendment 1 to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment 1 to the annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment 1 to the annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment 1 to the annual report (the "Evaluation Date"); and

      (c) presented in this amendment 1 to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this amendment 1 to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2003


                                        /s/ Gary C. Parks
                                        ----------------------------------------
                                        Gary C. Parks
                                        Secretary, Treasurer and
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

10.30 (11)            Form of Regulation D Subscription Agreement for June 2003
                      Series C Preferred Private Placement

10.31 (11)            Form of Regulation S Subscription Agreement for June 2003
                      Series C Preferred Private Placement


10.32(12)             Regis Pharmaceutical Manufacturing Agreement dated
                      March 4, 2003


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


(12)  Filed herewith.

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

      Revenue Recognition - Grants to perform research are the Company's primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates. Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant. Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.

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