Form 10-Q
period 2003-09-30
IMMTECH INTERNATIONAL INC
filed 2003-11-14
CIK 882509

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.



                        Commission file number: 000-25669

                          IMMTECH INTERNATIONAL, INC.
                  --------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

          Delaware                                            39-1523370
------------------------------------            --------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

           150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061
      -------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


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

As of November 13, 2003, 9,344,715 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                Table Of Contents

                                                                                                            Page(s)


PART I.       FINANCIAL INFORMATION...............................................................................1
Item 1.       Condensed Consolidated Financial Statements.........................................................1
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............15
Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................20
Item 4.       Controls and Procedures............................................................................20

PART II.          OTHER INFORMATION..............................................................................21

Item 1.       Legal Proceedings..................................................................................21
Item 2.       Change in Securities and Use of Proceeds...........................................................22
Item 3.       Defaults Upon Senior Securities....................................................................24
Item 4.       Submission of Matters to a Vote of Security Holders................................................24
Item 5.       Other Information..................................................................................24
Item 6.       Exhibits, and Reports on Form 8-K..................................................................24

                          PART I. FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements
              -------------------------------------------

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                    September 30,        March 31,
ASSETS                                                                                   2003              2003

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   4,761,013      $     112,040
  Restricted funds on deposit                                                           2,598,840          2,739,947
  Other current assets                                                                    174,419            133,525
                                                                                    -------------      -------------

           Total current assets                                                         7,534,272          2,985,512

PROPERTY AND EQUIPMENT - Net                                                            3,558,755          3,604,656

OTHER ASSETS                                                                               12,146             19,848
                                                                                    -------------      -------------

TOTAL                                                                               $  11,105,173      $   6,610,016
                                                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $     757,256      $     541,881
  Accrued expenses                                                                          4,009              4,821
  Deferred revenue                                                                      2,435,917          2,554,071
                                                                                    -------------      -------------

           Total current liabilities                                                    3,197,182          3,100,773

DEFERRED RENTAL OBLIGATION                                                                 17,596             20,779
                                                                                    -------------      -------------

           Total liabilities                                                            3,214,778          3,121,552
                                                                                    -------------      -------------

MINORITY INTEREST                                                                         296,193            296,193

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,280,000 and 4,440,000 shares authorized and unissued as of September 30, 2003 and March 31, 2003, respectively
  Series A convertible preferred stock, par value $0.01 per share, stated value
    $25 per share, 320,000 shares authorized, 97,800 and 142,800 shares outstanding as of September 30, 2003 and March 31, 2003, respectively;
    aggregate liquidation preference of $2,512,387 as of September 30, 2003             2,512,387          3,668,005
  Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 20,725 and 56,725 shares outstanding as of September 30, 2003 and March 31, 2003, respectively; aggregate liquidation preference of $536,940 as
    of September 30, 2003                                                                 536,940          1,469,967
  Series C convertible preferred stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 125,352 shares outstanding as of September 30, 2003, aggregate liquidation preference of
    $3,184,370 as of September 30, 2003                                                 3,184,370
  Common stock, par value $0.01 per share, 30,000,000 shares authorized,
    9,263,847 and 7,898,986 shares issued and outstanding
    as of September 30, 2003 and March 31, 2003, respectively                              92,639             78,990
  Additional paid-in capital                                                           52,689,108         40,142,617
  Deficit accumulated during the developmental stage                                  (51,421,242)       (42,167,308)
                                                                                    -------------      -------------

           Total stockholders' equity                                                   7,594,202          3,192,271
                                                                                    -------------      -------------

TOTAL                                                                               $  11,105,173      $   6,610,016
                                                                                    =============      =============


See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      October 15,
                                                                                                                           1984
                                                               Three Months Ended            Six Months Ended        (Inception) to
                                                                  September 30,                September 30,          September 30,
                                                       ----------------------------   -----------------------------
                                                            2003            2002            2003            2002           2003
REVENUES                                               $    658,684    $    360,171    $  1,143,356    $    790,252    $  9,986,178
                                                       ------------    ------------    ------------    ------------    ------------
EXPENSES:
  Research and development                                  904,620         711,154       1,511,178       1,462,526      32,582,709
  General and administrative                              6,596,256         883,035       7,603,660       2,335,188      28,675,544
  Equity in loss of joint venture                              --              --              --              --           135,002
                                                       ------------    ------------    ------------    ------------    ------------
           Total expenses                                 7,500,876       1,594,189       9,114,838       3,797,714      61,393,255
                                                       ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                     (6,842,192)     (1,234,018)     (7,971,482)     (3,007,462)    (51,407,077)
                                                       ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                             4,451           1,640           5,339           9,901         582,917
  Interest expense                                             --              --              --              --        (1,129,502)
  Loss on sales of investment securities - net                 --              --              --              --            (2,942)
  Cancelled offering costs                                     --              --              --              --          (584,707)
  Gain on extinguishment of debt                               --              --              --              --         1,427,765
                                                       ------------    ------------    ------------    ------------    ------------
           Other income (expense) - net                       4,451           1,640           5,339           9,901         293,531
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                                                 (6,837,741)     (1,232,378)     (7,966,143)     (2,997,561)    (51,113,546)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                       (92,872)       (207,057)       (167,514)       (266,747)     (1,557,318)

REDEEMABLE PREFERRED STOCK CONVERSION,
  PREMIUM AMORTIZATION AND DIVIDENDS                           --              --              --              --         2,369,899

CONVERTIBLE PREFERRED STOCK PREMIUM
  DEEMED DIVIDENDS                                             --              --        (1,120,277)           --        (1,120,277)
                                                       ------------    ------------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                         $ (6,930,613)   $ (1,439,435)   $ (9,253,934)   $ (3,264,308)   $(51,421,242)
                                                       ============    ============    ============    ============    ============
BASIC AND DILUTED NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Net loss                                             $      (0.79)   $      (0.20)   $      (0.95)   $      (0.49)
  Convertible preferred stock dividends                       (0.01)          (0.03)          (0.02)          (0.04)
  Convertible preferred stock premium deemed dividends         --              --             (0.13)           --
                                                       ------------    ------------    ------------    ------------
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $      (0.80)   $      (0.23)   $      (1.10)   $      (0.53)
                                                       ============    ============    ============    ============
WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                    8,701,680       6,281,391       8,443,568       6,193,321
                                                       ============    ============    ============    ============


See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       October 15,
                                                                                                                           1984
                                                              Three Months Ended             Six Months Ended        (Inception) to
                                                                  September 30,               September 30,           September 30,
                                                        -----------------------------  ----------------------------
                                                             2003            2002           2003            2002           2003
OPERATING ACTIVITIES:
  Net loss                                              $ (6,837,741)   $ (1,232,378)  $ (7,966,143)   $ (2,997,561)   $(51,113,546)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Compensation recorded related to issuance
      of common stock, common stock options
      and warrants                                         5,301,001         243,563      5,695,574       1,076,323      20,555,549
    Depreciation and amortization of property
      and equipment                                           38,543          22,715         50,108          48,311         687,288
    Deferred rental obligation                                (1,592)         (1,592)        (3,183)         (3,183)         17,596
    Equity in loss of joint venture                                                                                         135,002
    Loss on sales of investment securities - net                                                                              2,942
    Amortization of debt discounts and issuance
      costs                                                                                                                 134,503
    Gain on extinguishment of debt                                                                                       (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                            686,294      (1,028,102)       141,107        (691,496)     (2,598,840)
      Other current assets                                   270,581            --          119,106          39,881         (14,419)
      Other assets                                              --              --            7,702            --           (12,146)
      Accounts payable                                       263,572          20,134        215,375        (196,507)      1,084,791
      Accrued expenses                                         3,153            --             (812)         (3,395)        667,022
      Deferred revenue                                      (658,684)      1,048,640       (118,154)        758,233       2,435,917
                                                        ------------    ------------   ------------    ------------    ------------

           Net cash used in operating activities            (934,873)       (927,020)    (1,859,320)     (1,969,394)    (29,446,106)
                                                        ------------    ------------   ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                                                                     (1,803,469)
  Proceeds from sales and maturities of
    investment securities                                                                                                 1,800,527
  Purchases of property and equipment                         (4,207)         (8,874)        (4,207)        (10,672)       (717,997)
  Cash paid for acquisition of land use rights                                                                             (204,924)
  Investment in and advances to joint venture                                                                              (135,002)
                                                        ------------    ------------   ------------    ------------    ------------

           Net cash used in investing activities              (4,207)         (8,874)        (4,207)        (10,672)     (1,060,865)
                                                        ------------    ------------   ------------    ------------    ------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                                                 985,172
  Proceeds from issuance of notes payable                                                                                 2,645,194
  Principal payments on notes payable                                                                                      (218,119)
  Payments for debt issuance costs                                                                                          (53,669)
  Payments for extinguishment of debt                                                                                      (203,450)
  Net proceeds from issuance of redeemable preferred
    stock                                                                                                                 3,330,000
  Net proceeds from issuance of convertible preferred
    stock and warrants                                                     1,853,010      2,845,473       1,834,333       8,553,321
  Net proceeds from issuance of common stock for stock
    option and warrant exercises                           3,827,235                      3,827,235             125      20,144,518
  Payments for fractional shares for convertible
    preferred stock dividends and the conversions of
    convertible preferred stock                                  (80)             (4)          (208)           (176)           (542)
  Deferred offering costs                                   (160,000)                      (160,000)                       (160,000)
  Additional capital contributed by stockholders                                                                            245,559
                                                        ------------    ------------   ------------    ------------    ------------
           Net cash  provided by financing activities      3,667,155       1,853,006      6,512,500       1,834,282      35,267,984
                                                        ------------    ------------   ------------    ------------    ------------
NET  INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         2,728,075         917,112      4,648,973        (145,784)      4,761,013

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      2,032,938         974,917        112,040       2,037,813            --
                                                        ------------    ------------   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  4,761,013    $  1,892,029   $  4,761,013    $  1,892,029    $  4,761,013
                                                        ============    ============   ============    ============    ============


See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by Immtech International, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A.

2.    COMPANY BUSINESS AND SELECTED ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiaries (the "Company") are pharmaceutical companies focused on the development and commercialization of oral drugs to treat infectious diseases. The Company has development programs that include treatments for fungal infections, Malaria, Tuberculosis, Hepatitis C, diabetes, Pneumocystis carinii pneumonia and tropical medicine diseases including African sleeping sickness (a parasitic disease also known as Trypanosomiasis) and Leishmaniasis (a parasitic disease that destroys the liver). The Company holds worldwide patents, patent applications, licenses and rights to license worldwide patents and technologies from a scientific consortium and exclusive rights to commercialize products from those patents and licenses that are integral to the Company. The Company is a development stage enterprise and since its inception on October 15, 1984, has engaged in research and development programs, expanding its network of scientists and scientific advisors, licensing technology agreements, and advancing the commercialization of its dication technology platform. The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. The Company has licensing and exclusive commercialization rights to a dicationic pharmaceutical platform and is developing drugs intended for commercial use based on that platform.

      The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2004, if at all.

      Since inception, the Company has incurred accumulated losses of approximately $51,114,000. Management expects the Company to continue to incur significant losses during the next several years as the Company continues its commercialization, research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon their ability to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial additional funds to commercialize its product candidates. The Company's cash requirements may vary materially from those now planned due to the results of research and development efforts, results of pre-clinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process, and other factors. In any of these circumstances, the Company may require substantially more funds than are currently available or than management intends to raise.

      The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded and is awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through at least the next twelve months, although there can be no assurance the Company will not require additional funds. Management may seek to satisfy future funding requirements through public or private offerings of securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies or from other sources.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing their efforts to obtain additional equity and/or debt financing and to obtain additional research grants and entering into research and development agreements with other entities.

      Principles of Consolidation - The consolidated financial statements include the accounts of Immtech International, Inc., Lenton Fibre Optics Development Limited ("Lenton"), a majority-owned subsidiary located in Hong Kong, and Lenton's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

      Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specified limits. Balances in excess of FDIC limits are insured.

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of September 30, 2003 and March 31, 2003, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of September 30, 2003 and March 31, 2003. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

      Land Use Rights - Land use rights represent an agreement by Lenton Fibre Optics Development Limited ("Lenton") to use land in the People's Republic of China for a period of 50 years and is being amortized over that period on a straight-line basis. Land use rights, net of accumulated amortization, of $3,470,180 and $3,501,522 at September 30, 2003 and March 31, 2003, respectively, are included in the accompanying condensed consolidated balance sheets under property and equipment.

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

      Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Basic net income (loss) and diluted net income
      (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares.

      Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three month and six months periods ended September 30, 2003 and 2002, respectively.

3.    STOCKHOLDERS' EQUITY

      Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $67,387 and $98,005 of accrued preferred stock dividends at September 30, 2003 and March 31, 2003, respectively. Each share of Series A Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. On April 15, 2003, the Company issued 23,316 shares of common stock and paid $96.06 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2002, the Company issued 8,249 shares of common stock and paid $165.92 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended September 30, 2003 and 2002, certain preferred stockholders converted 8,000 and 3,300 shares of Series A Convertible Preferred Stock, including accrued dividends, for 45,616 and 18,871 shares of common stock, respectively. During the six month period ended September 30, 2003 and 2002, certain preferred stockholders converted 45,000 and 9,300 shares of Series A Convertible Preferred Stock, including accrued dividends for 257,429 and 53,127 shares of common stock, respectively.

      The Company may at any time after February 14, 2003, require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price A, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

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

      Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $18,815 and $51,842 of accrued preferred stock dividends as of September 30, 2003 and March 31, 2003, respectively. Each share of Series B Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. On April 15, 2003, the Company issued 11,049 shares of common stock and paid $16.67 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended September 30, 2003, certain preferred stockholders converted 10,800 shares of Series B Convertible Preferred stock, including accrued dividends, for 68,004 shares of common stock. During the six month period ended September 30, 2003 certain preferred stockholders converted 36,000 shares of Series B Convertible Preferred Stock, including accrued dividends, for 227,849 shares of common stock. There were no conversions of Series B Convertible Preferred Stock during the three month period or six month period ended September 30, 2002.

      The Company may at any time after September 24, 2003, require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. The Conversion Price B is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

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

      Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheet is $50,570 of accrued preferred stock dividends as of September 30, 2003. Each share of Series C Convertible Preferred Stock shall be convertible by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the three month period ended June 30, 2003, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $288,000 of cash offering costs). The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the three month period ended June 30, 2003. There have been no conversions of the Series C Convertible Preferred Stock during the three month period or six month period ended September 30, 2003.

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

      Common Stock - On June 28, 2002, the Company entered into a Finder's Agreement with an individual to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in China. As consideration for entering into the agreement, the individual received 150,000 shares of the Company's common stock and the Company recognized approximately $757,500 as a general and administrative expense during the six month period ended September 30, 2002, based on the estimated fair value of the shares on the date issued.

      On July 31, 2002, the Company entered into a one year agreement with The Gabriele Group. L.L.C. ("Gabriele") for assistance to be provided by Gabriele to the Company with respect to management consulting, strategic planning, public relations and promotions. As compensation for these services, the Company granted Gabriele 40,000 shares of the Company's common stock and the Company recognized approximately $187,600 as a general and administrative expense during the three month period ended September 30, 2002, based on the estimated fair value of the shares on the date issued. The Company also granted Gabriele warrants to purchase 30,000 shares of the Company's common stock at $6.00 per share. These warrants vest when the price of the Company's common stock reaches certain milestones, beginning at $10.00 per share for a period of 20 consecutive days. This agreement may be renewed for additional one year terms at the sole discretion of the Company.

      On March 21, 2003, the Company entered into media production agreements with "Winmaxmedia," an operating division of Winmax Trading Group, Inc. ("Winmax"), to produce materials to be used in connection with equity fundraising efforts. As consideration for services to be performed under the agreement, the Company issued 100,000 shares of its common stock and paid approximately $100,000 of cash during the year ended March 31, 2003.

      On March 21, 2003, the Company entered into an Investor Relations Agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") for financial consulting services and public relations management to be provided over a 12-month period. As consideration for services to be performed under the agreement, the Company will issue to Fulcrum 100,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock at prices ranging from $6.00 to $15.00 per share. The common shares and warrants will be issued, and the related expense will be recognized, on a pro-rata basis over the contract period. During the three month period ended September 30, 2003, 25,000 common shares were issued and a general and administrative expense of $331,669 was recorded based on the market value of the common stock on the date of issuance. During the six month period ended September 30, 2003, 50,000 common shares were issued and a general and administrative expense of $472,919 based on the market value of the common shares on the date of issuance was taken. Also during the three month period ended September 30, 2003, warrants to purchase 87,500 shares of common stock were issued and a general and administrative expense of $684,601 was recorded based on the value of the warrants using the Black-Scholes option valuation model.

      During the six month period ended September 30, 2003, warrants to purchase 175,000 shares of common stock were issued and a general and administrative expense of $880,480 was recorded based on the value of the warrants using the Black-Scholes option valuation model.

      On July 25, 2003, the Company entered into a consulting agreement with Fulcrum to identify and negotiate with stock exchanges to list the common stock of the Company and to assist the Company to prepare applications to list the common stock of the Company on a stock exchange. As consideration for services under this agreement, upon the listing of the Company's common stock on a stock exchange, the Company would issue to Fulcrum 100,000 shares of common stock. On August 11, 2003, the Company's common stock was listed on the American Stock Exchange. Accordingly, the Company issued 100,000 shares of its common stock to Fulcrum, resulting in general and administrative expenses of $1,400,000, based on the market value of common stock on the date of issuance.

      On March 21, 2003, the Company entered into a Finder's Agreement with Wyndham Associates Limited ("Wyndham") to identify potential strategic partners and assist in the raising of equity financing. As consideration for services to be performed under the agreement, the Company was obligated to issue 220,000 shares of common stock and pay a cash fee equal to 4% of funds raised. The agreement further provided that Wyndam would receive a cash fee for any additional equity investments by investors introduced by Wyndham. During the six month period ended September 30, 2003, 220,000 common shares were issued and offering costs of $1,397,000 were recorded based on the market value of the common stock on the date of issuance. There were no common shares issued or expenses incurred with respect to this agreement during the three month period ended September 30, 2003.

      In September 2003, the Company entered into a separate Finder's Agreement with Wyndham to identify potential strategic partners and assist in the private placements of debt, equity and/or warrants with proceeds to Immtech through December 2003. As consideration for services to be performed under this agreement, a cash fee equal to 8.0% of funds received by the Company from investors introduced by Wyndham, is due at the closing date of the respective placement. The Company also paid a refundable retainer of $160,000 to Wyndham. In the event that investors introduced by Wyndham do not subscribe to purchase at least $20,000,000, the $160,000 retainer is to be returned to Immtech. The $160,000 retainer is recorded in the accompanying September 30, 2003 condensed consolidated balance sheet within other current assets.

      On July 16, 2003, the Company entered into an agreement with China Harvest International Ltd. ("China Harvest") for services to be provided to assist the Company in obtaining regulatory approval to conduct clinical trials in China. As consideration for these services, the Company granted China Harvest warrants to purchase 600,000 shares of common stock from the Company at $6.08. These warrants are fully vested and have an exercise period of five years. During the three month and six month periods ended September 30, 2003, approximately $2,744,000 was recorded as general and administrative expenses, based on the estimated value of the warrants using the Black-Scholes option valuation model.

      On July 16, 2003, the Company entered into a consulting agreement with David Tat-Koon Shu for services to assist the Company with the formation of a subsidiary and to gain regulatory approvals to enter into clinical trials in China. As compensation for these services, Mr. Shu was granted 10,000 shares of the Company's common stock and a general and administrative expense of $62,900 was recorded based on the market value of the common stock on the date of issuance.

      During the three and six month periods ended September 30, 2003, warrants to purchase 456,000 shares of common stock were exercised.

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

      The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three month and six month periods ended September 30, 2003 and 2002, the Company did not issue options to purchase shares of common stock to employees and directors. During the three month periods ended September 30, 2003 and 2002, no options expired which were previously granted under the 2000 Stock Incentive Plan. During the six month period ended September 30, 2003, no options expired and 20,000 options expired during the six month period ended September 30, 2002 which were previously granted under the 2000 Stock Incentive Plan and are available to be reissued. As of September 30, 2003, there were 608,750 shares available for grant.

      During the three month periods ended September 30, 2003 and 2002, the Company issued options to purchase 10,000 and zero shares, respectively, of common stock to nonemployees and recognized expense of approximately $78,000 and $56,000, respectively, related to these options and certain options issued during prior years which vest over a four year period. The 10,000 options issued during the three month period ended September 30, 2003 were granted as consideration for consulting services with respect to medical, technical and scientific issues, resulting in a research and development expense of $45,738. During the six month periods ended September 30, 2003 and 2002, the Company issued options to purchase 22,000 and 22,000 shares of common stock, respectively, to nonemployees and recognized research and development expenses of $135,000 and $131,000, respectively, related to these options and certain options issued during prior years which vest over a four year period. The expense was determined based on the estimated fair value of the options issued using the Black-Scholes option valuation model.

      Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

      During the three month and six month periods ended September 30, 2003 and 2002, the Company did not issue any options to employees and directors. If the Company had recognized compensation expense for the historical options granted during the three and six month periods ended September 30, 2003 and 2002, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                        Three Months Ended                  Six Months Ended
                                                                           September 30,                      September 30,
                                                                  ------------------------------     ------------------------------
                                                                      2003              2002              2003              2002
Net loss attributable to common shareholders -
  as reported                                                     $(6,930,613)      $(1,439,435)      $(9,253,934)      $(3,264,308)

Add:  stock-based compensation expense to
  employees and directors included in reported
  net loss                                                               --                --                --                --

Deduct:  total stock-based compensation expense
  determined under fair value method for awards to
  employees and directors                                             (96,749)          (66,531)         (193,951)         (134,646)
                                                                  -----------       -----------       -----------       -----------

Net loss attributable to common stockholders -
  pro forma                                                       $(7,027,362)      $(1,505,966)      $(9,447,885)      $(3,398,954)
                                                                  ===========       ===========       ===========       ===========

Basic and diluted net loss per share attributable
  to common stockholders - as reported                            $     (0.80)      $     (0.23)      $     (1.10)      $     (0.53)
                                                                  ===========       ===========       ===========       ===========

Basic and diluted net loss per share attributable
  to common stockholders - pro forma                              $     (0.81)      $     (0.24)      $     (1.12)      $     (0.55)
                                                                  ===========       ===========       ===========       ===========

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

      The Company initially acquired its rights to the platform technology and dications developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Georgia State University, Duke University and Auburn University (the "Scientific Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Scientific Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Scientific Consortium and previously licensed or optioned to Pharm-Eco and licensed to the Company in accordance with the Consortium Agreement (the "Current Compounds"), and all technology and compounds developed by the Scientific Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Scientific Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

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

      The Company was required, under an agreement which has subsequently expired, to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the three month and six month periods ended September 30, 2003, the Company did not expense any grant payments to UNC. During the three month and six month periods ended September 30, 2002, the Company expensed grant payments to UNC of zero and $100,000, respectively. Such payments were recorded as research and development costs.

      In August 2001, the Company was awarded an SBIR grant from the NIH of approximately $144,000 as the third year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the three month and six month periods ended September 30, 2003 no revenues or expenses were recognized under this grant. During the three months and six month periods ended September 30, 2002, the Company recognized revenues of approximately $5,000 and $70,000, respectively, from this grant and expensed payments of approximately $5,000 and $70,000, respectively, to UNC and certain other Scientific Consortium universities for contracted research related to this grant. There is no additional funding available to the Company under this grant.

      During the three month period and six month period ended September 30, 2003, the Company expensed approximately $150,000 and $227,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. During the three month and six month periods ended September 30, 2002, the Company expensed approximately $103,000 and $185,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $150,000 and $227,000 during the three month and six month periods ended September 30, 2003, respectively. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $109,000 and $355,000 during the three month and six month periods ended September 30, 2002, respectively. Included in accounts payable as of September 30, 2003 and March 31, 2003, were approximately $66,000, and $15,000, respectively, due to UNC and certain other Scientific Consortium universities.

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

      In April 2003, the Bill & Melinda Gates Foundation ("Gates Foundation") awarded a $2,713,124 supplemental grant to UNC for the expansion of phase IIB/III clinical trials for treatment of Human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The supplemental increase to the Company due to this amendment is $2,466,475. The proceeds to the Company are restricted and must be segregated from other funds and used for specific purposes. Through the year ended March 31, 2003 the Company had received $7,680,000 and during the six month period ended September 30, 2003, the Company received an additional $1,025,201 (none of which was received during the three month period ended September 30,
      2003). Approximately $1,143,000 and $605,000 of these proceeds were utilized for clinical and research purposes conducted and expensed during the six month periods ended September 30, 2003 and 2002, respectively. Approximately $659,000 and $315,000 of these proceeds were utilized for clinical and research purposes conducted and expensed during the three month periods ended September 30, 2003 and 2002, respectively. The Company has recognized revenues of approximately $6,269,000 from inception through September 30, 2003 for services performed under this agreement, including approximately $1,143,000 and $605,000 during the six month periods ended September 30, 2003 and 2002, respectively, and $659,000 and $315,000 during the three month periods ended September 30, 2003 and 2002, respectively. The remaining amount (approximately $2,436,000 as of September 30, 2003) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

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

                                   * * * * *

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------------

Forward Looking Statements
--------------------------

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

Results of Operations
---------------------

With the exception of certain research funding agreements and certain grants, Immtech International, Inc. ("Immtech" or the "Company") has not generated any revenue from operations and does not anticipate generating any revenue from operations for the foreseeable future. The Company has funded, and plans to continue to fund, its operations through research funding agreements and grants, and the issuance of debt and equity securities. For the period from inception, October 15, 1984, to September 30, 2003, the Company incurred cumulative net losses of approximately $51,114,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. The Company expects that its cash sources for at least the next year will be generated from:

      o Research grants, such as Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants;

      o Payments from the University of North Carolina at Chapel Hill, private foundations and other research collaborators under arrangements that may be entered into in the future; and

      o     The issuance of securities or borrowed funds.

The timing and amounts of grant payment revenues, if any, will likely fluctuate sharply and depend upon the continued progress of our research and development activities, and the results of operations for any period may be unrelated to the results of operations for any other period.

      Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002.

Revenues under collaborative research and development agreements were approximately $659,000 and $360,000 for the three months ended September 30, 2003 and September 30, 2002, respectively. For the three months ended September 30, 2003, all revenues recognized related to a clinical research subcontract agreement between the Company and The University of North Carolina at Chapel Hill ("UNC"), while for the three months ended September 30, 2002, there were revenues recognized of approximately $315,000 relating to the clinical research subcontract agreement between the Company and UNC, grant revenues of approximately $5,000 from SBIR grants from the NIH, and $40,000 from a Confidentiality, Testing and Option Agreement with Neurochem, Inc., ("Neurochem"). The clinical research subcontract agreement initiated in March 2001 relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. Grant and research and development agreement revenue is recognized as earned based on the performance requirements of the specific grant. Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.

Interest income for the three months ended September 30, 2003 and 2002 was approximately $4,000 and $2,000, respectively. The increase in interest income was due to an increase in funds invested. There was no interest expense for the three months ended September 30, 2003 and September 30, 2002.

Research and development expenses increased to approximately $905,000 from $711,000 for the three months ended September 30, 2003, and September 30, 2002, respectively. The increase in research and development expenses was primarily due to the increase in direct costs associated with clinical trials. Clinical trial direct costs increased from approximately $187,000 in the three months ended September 30, 2002 to approximately $382,000 in the three months ended September 30, 2003.

General and administrative expenses increased to approximately $6,596,000 from approximately $883,000 for the three months ended September 30, 2003, and September 30, 2002, respectively. The increase was primarily due to non-cash expenses for stock and warrant issuance in the three months ended September 30, 2003 of approximately $5,223,000 as compared to non-cash stock issuance in the three months ended September 30, 2002 of approximately $187,000. During the three months ended September 30, 2003, non-cash charges of (i) approximately $2,744,000 were recorded for the issuance of Warrants to purchase 600,000 shares of Common Stock issued to China Harvest International Ltd. as payment for services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) approximately $61,000 were recorded for the issuance of 10,000 shares of Common Stock issued to David Tat Koon Shu for consulting services in China, (iii) approximately $1,400,000 were recorded for the issuance of 100,000 Common Shares to Fulcrum Holdings of Australia, Inc. ("Fulcrum") for assistance with listing the Company's securities on a recognized stock exchange and for consulting services, and (iv) approximately $1,016,000 were recorded for the vested portion of 25,000 shares of Common Stock and the vested portion of Warrants to purchase 87,500 shares of Common Stock issued to Fulcrum during the period based on agreements signed March 21, 2003. Legal fees also increased from approximately $185,000 during the three months ended September 30, 2002 to approximately $521,000 during the three months ended September 30, 2003. The increase in legal fees was primarily due to an increase in litigation fees. In addition, during the three months ended September 30, 2003 the Company incurred approximately $153,000 for the start-up of Immtech Therapeutics and expenses related to Immtech Hong Kong.

The net loss increased to approximately $6,838,000 from approximately $1,232,000 for the three months ended September 30, 2003, and September 30, 2002, respectively. The increase in net loss was primarily due to an increase in general and administrative expenses resulting from non-cash expenses related to stock and warrant issuances for services.

      Six Months Ended September 30, 2003 Compared with the Six Months Ended September 30, 2002.

Revenues under collaborative research and development agreements were approximately $1,143,000 and $790,000 for the six months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003 revenues were recognized of approximately $1,143,000 relating to a clinical research subcontract agreement between the Company and UNC, while for the six months ended September 30, 2002, revenues consisted of approximately $605,000 relating to the clinical research subcontract agreement between the Company and UNC, grant revenues of approximately $70,000 from SBIR grants from the NIH, and $115,000 from the Confidentiality, Testing and Option Agreement with Neurochem. The clinical research subcontract agreement relates to a grant from the Gates Foundation to UNC for development of new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. The clinical research subcontract agreement with UNC was consummated in March 2001. Grant and research and development agreement revenue is recognized as earned based on the performance requirements of the specific grant. Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.

Interest income for the six months ended September 30, 2003 and 2002 was approximately $5,000 and $10,000, respectively. The decrease in interest income was due to a reduction in average funds invested and a reduction in interest rates paid on the invested funds. There was no interest expense for the six months ended September 30, 2003 and September 30, 2002.

Research and development expenses increased to approximately $1,511,000 in the six months ended September 30, 2003 from approximately $1,463,000 in the six months ended September 30, 2002. The increase in research and development expenses was primarily the result of (i) decreases in the revenues relating to the clinical research subcontract agreement between the Company and UNC and grant revenues from SBIR grants from the NIH, (ii) offset by an increase in clinical trial direct costs in the three months ended September 30, 2003.

General and administrative expenses increased for the six months ended September 30, 2003 to approximately $7,604,000 from approximately $2,335,000 for the six months ended September 30, 2002. The increase in general and administrative expenses was primarily due to non-cash expenses for stock and warrant issuance in the six month period ended September 30, 2003 of approximately $5,561,000 as compared to non-cash stock issuance in the six months ended September 30, 2002 of approximately $945,000. Non-cash expenses in the six months ended September 30, 2003 included (i) approximately $2,744,000 for the issuance of Warrants to purchase 600,000 shares of Common Stock issued to China Harvest International Ltd. as payment for services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) approximately $61,000 for the issuance of 10,000 shares of Common Stock issued to David Tat Koon Shu for consulting services in China, (iii) approximately $1,400,000 for the issuance of 100,000 shares of Common Stock issued to Fulcrum for assistance with listing the Company's securities on a recognized stock exchange and for consulting services, and (iv) approximately $1,353,000 for the vested portion of 50,000 shares of Common Stock and the vested portion of Warrants to purchase 175,000 shares of Common Stock issued to Fulcrum during the period based on agreements signed March 21, 2003. Legal fees increased from approximately $330,000 during the six month period ended September 30, 2002 to approximately $685,000 during the six month period ended September 30, 2003. The increase in legal fees was primarily due to an increase in litigation fees. Additionally, expenses relating to the start-up of Immtech Therapeutics and continuing expenses for Immtech Hong Kong were approximately $173,000 for the six months ended September 30, 2003.

We incurred a net loss of approximately $7,966,000 for the six months ended September 30, 2003 as compared with a net loss of approximately $2,998,000 for the six months ended September 30, 2002. The increase in net loss was primarily due to an increase in general and administrative expenses resulting from non-cash expenses related to stock and warrant issuances for services.

Liquidity and Capital Resources
-------------------------------

During the three and six month periods ended September 30, 2003, cash and cash equivalents were primarily invested in a money market fund. Unrestricted cash and cash equivalents were approximately $4,761,000 as of September 30, 2003.

There were equipment expenditures during the three and six month periods ended September 30, 2003 of approximately $4,000 as compared to approximately $9,000 and $11,000 during the three and six month periods ended September 30, 2002, respectively.

The Company periodically receives cash from the exercise of Common Stock options. During the three and six month periods ended September 30, 2003, options were exercised for 9,218 shares of Common Stock.

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures from the end of the quarter through the next twelve months, although there can be no assurance we will not require additional funds.

To date, we have financed our operations with:

            o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $35,268,000;

            o payments from research and testing agreements, foundation grants and SBIR grants and STTR grants of approximately $9,986,000; and

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

Our future working capital requirements will depend upon numerous factors, including the progress of research and development and commercialization programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the engagement or development of manufacturing capabilities, the ability of the Company to maintain existing and to establish new collaborative arrangements with other companies to provide funding to the Company to support these activities, and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop product candidates and otherwise to meet our business objectives.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient funds to meet obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to obtain additional financing and research grants, and to enter into various research and development and commercialization agreements with other entities.

      Item 3. Quantitative and Qualitative Disclosures about Market Risk.
              ----------------------------------------------------------

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

      Item 4. Controls and Procedures.
              -----------------------

Disclosure and Procedures
-------------------------

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

Internal Controls
-----------------

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

                           PART II. OTHER INFORMATION

      Item 1. Legal Proceedings.
              -----------------

Dale M. Geiss v. Immtech International, Inc. and Criticare Systems, Inc.
------------------------------------------------------------------------

On August 29, 2003, Geiss responded to certain affirmative defenses that the Company had filed by generally denying the defenses. Geiss also filed a motion to strike two of the Company's affirmative defenses. On September 25, 2003, the parties filed a stipulated order with the court extending the discovery schedule and amending the case management order. On October 9, 2003, defendant Criticare Systems, Inc. served discovery requests on Geiss.

Immtech International, Inc. v. Neurochem, Inc.
----------------------------------------------

On September 2, 2003, the Company entered into a stipulation withdrawing without prejudice its request for a preliminary injunction and agreed to stay discovery pending settlement discussions. Since September 2003, the Company has been engaged in settlement discussions with Neurochem.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et al.:
------------------------------------------------------------------

On or about October 20, 2003, plaintiffs filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors. Plaintiffs' complaint alleged that (i) the Company refused to authorize the Company's transfer agent to remove the restrictive legends from the plaintiffs' stock certificates; (ii) the Company refused to honor plaintiff's exercise of certain stock options; and (iii) the Company refused to honor an agreement regarding certain technology. Plaintiffs' complaint also alleged that certain officers and directors interfered with plaintiffs' contracts with the Company. Plaintiffs' complaint seeks unspecified monetary damages and punitive damages, equitable relief and costs and attorneys' fees. The Company believes that the plaintiffs' claims are meritless and intends to vigorously defend against this proceeding.

Except as noted above and in Part I, Item 3, Legal Proceedings, of the Form 10-K/A filed on October 15, 2003, the Company is not aware of any pending litigation.

      Item 2. Change in Securities and Use of Proceeds.
              ----------------------------------------

Recent Sales of Unregistered Securities.
---------------------------------------

Common Stock.

On August 11, 2003, the Company issued 100,000 shares to Fulcrum Holdings of Australia, Inc. for providing assistance in listing the Company on a major exchange and for consulting services.

Option Exercise.

On August 4, 2003 Jeffrey Bluestone paid $3,510.00 and exercised an option to purchase 7,550 shares of Common Stock. On August 28, 2003 Patrick Yeramian exercised a cashless option to purchase 1,668 shares of Common Stock.

Warrant Exercise.

The table below sets forth dates, shareholders, shares of Common Stock purchased, exercise prices and aggregate exercises paid for our Common Stock in connection with warrants exercised.

                                           Shares of
                                          Common Stock  Exercise      Aggregate
    Date             Shareholder           Purchased      Price        Exercise

  8/6/2003  Hui Chin Ki                        3,000      6.1250       18,375.00
 8/11/2003  Griffith Shelmire Partners Inc     6,180     12.0625       74,546.25
 8/11/2003  Jesse Shelmire                    17,510     12.0625      211,214.38
 8/11/2003  Scott R. Griffith                 17,510     12.0625      211,214.38
 8/12/2003  Donald H. Wong                     5,000      6.0000       30,000.00
 8/12/2003  Clough Offshore                    8,500      6.0000       51,000.00
 8/12/2003  Clough Investment Partners I      28,500      6.0000      171,000.00
 8/12/2003  Clough Investment Partners II      3,000      6.0000       18,000.00
 8/13/2003  John Coonan                        1,000      6.0000        6,000.00
 8/13/2003  Wong Lin Chooi                    10,000      6.0000       60,000.00
 8/19/2003  Dwight B. Crane                    6,000      6.0000       36,000.00
 8/20/2003  The Kreigsman Group              100,000     10.7500    1,075,000.00
 8/21/2003  Lau Shun Shing                     1,000      6.1250        6,125.00
 8/21/2003  Man Yau Ming                       1,000      6.1250        6,125.00
 8/21/2003  Griffith Shelmire Partners Inc     8,820     12.0625      106,391.25
 8/21/2003  Jesse Shelmire                    24,990     12.0625      301,441.88
 8/21/2003  Scott R. Griffith                 24,990     12.0625      301,441.88
 8/22/2003  Select Defender Fund               2,500      6.0000       15,000.00
 8/22/2003  Vivienne Lee                       5,000      6.0000       30,000.00
 8/22/2003  John Orlando                       2,500      6.0000       15,000.00
 8/22/2003  Scott Hess                         1,500      6.0000        9,000.00
 8/26/2003  Wong Hon Fai Jones                 2,500      6.0000       15,000.00
 8/26/2003  Cheung Wai Hung                    2,500      6.0000       15,000.00
 8/26/2003  Purchase Power Management          2,500      6.0000       15,000.00
 8/28/2003  Val Busler                         3,000      6.0000       18,000.00

                                           Shares of
                                          Common Stock  Exercise      Aggregate
    Date             Shareholder           Purchased      Price        Exercise

 8/29/2003  Lo Siu Sun                         1,500      6.0000        9,000.00
 8/29/2003  Yue Chung Yee                      5,000      6.1250       30,625.00
  9/2/2003  Monet Capital Fund 1              35,000      6.0000      210,000.00
  9/2/2003  Kum Choi Fung Flora                3,000      6.1250       18,375.00
  9/2/2003  Alan Lai Nin                       5,000      6.1250       30,625.00
  9/3/2003  Au Yeung Chun Kit                  1,250      6.0000        7,500.00
  9/3/2003  Ching Jung Cheng                  30,000      6.0000      180,000.00
  9/4/2003  To Wing Ming James                 5,000      6.0000       30,000.00
  9/4/2003  Lau Mei Yin Amy                    3,000      6.0000       18,000.00
  9/5/2003  TEFA                              35,000      6.0000      210,000.00
  9/9/2003  Thorpe LTD                         7,000      6.0000       42,000.00
 9/17/2003  Robert Frazer                      1,250      6.0000        7,500.00
 9/22/2003  E-World                           35,000      6.1250      214,375.00
10/14/2003  Fu Hui Chen                        6,250      6.0000       37,500.00
10/21/2003  Bruce Chiu                        20,000      6.0000      120,000.00
10/22/2003  Tony Yeung Ming Kwong             30,000      6.1250      183,750.00
10/29/2003  Robert Frazer                      1,250      6.0000        7,500.00

                                             513,500               $4,172,625.01

Conversion of Series A Preferred Stock to Common Stock.

On August 8, 2003, the Company converted 4,000 shares of Series A Convertible Preferred Stock to 22,832 shares of Common Stock. On August 12, 2003, the Company converted 2,800 shares of Series A Convertible Preferred Stock to 15,957 shares of Common Stock. On September 9, 2003, the Company converted 1,200 shares of Series A Convertible Preferred Stock to 6,827 shares of Common Stock. Each conversion was made at the request of the holders of the respective Series A Convertible Preferred Stock and included accrued interest through the day prior to the date of conversion.

Conversion of Series B Preferred Stock to Common Stock.

On August 20, 2003, the Company converted 800 shares of Series B Convertible Preferred Stock to 5,036 shares of Common Stock. On September 2, 2003, the Company converted 4,000 shares of Series B Convertible Preferred Stock to 25,182 shares of Common Stock. On September 19, 2003, the Company converted 6,000 shares of Series B Convertible Preferred Stock to 37,786 shares of Common Stock. On October 27, 2003, the Company converted 800 shares of Series B Convertible Preferred Stock to 5,002 shares of Common Stock. Each conversion was made at the request of the holders of the respective Series B Convertible Preferred Stock and included accrued interest through the day prior to the date of conversion.

Series A, Series B and Series C Preferred Stock Dividend Payment.

On October 15, 2003, the Company issued 4,010 shares of Common Stock as payment of a dividend earned on outstanding Series A Preferred Stock to holders thereof.

On October 15, 2003, the Company issued 1,130 shares of Common Stock as payment of a dividend earned on outstanding Series B Preferred Stock to holders thereof.

On October 15, 2003, the Company issued 4,893 shares of Common Stock as payment of a dividend earned on outstanding Series C Preferred Stock to holders thereof.

      Item 3. Defaults Upon Senior Securities.
              -------------------------------

None.

      Item 4. Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

None.

      Item 5. Other Information.
              -----------------

None.

      Item 6. Exhibits, and Reports on Form 8-K.
              ---------------------------------

Exhibits.
--------

See Exhibit Index.

Reports On Form 8-K.
-------------------

Immtech filed the following report on Form 8-K during the second quarter of 2003:

Form 8-K filed by Immtech with the Securities and Exchange Commission on August 6, 2003, pursuant to Items 5 and 7 with respect to Immtech's press release announcing that Immtech was approved for listing on The American Stock Exchange ("Amex") effective August 11, 2003 under the ticker symbol "IMM."

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

                                  IMMTECH INTERNATIONAL, INC.



Date:  November 14, 2003          By:   /s/ T.Stephen Thompson
                                        ----------------------
                                        T. Stephen Thompson
                                        President and Chief Executive Officer

Date:  November 14, 2003          By:   /s/ Gary C. Parks
                                        -----------------
                                        Gary C. Parks
                                        Treasurer, Secretary and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)