Form 10-Q
period 2003-12-31
IMMTECH INTERNATIONAL INC
filed 2004-02-17
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission File Number: 000-25669

                           IMMTECH INTERNATIONAL, INC.
          ------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

                 Delaware                        39-1523370
        ---------------------------      ---------------------------
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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

As of February 10, 2004, 9,743,383 shares of the Registrant's common stock, par value $0.01, were outstanding.

                                Table of Contents

                                                                      Page No.
                                                                      --------

PART I. FINANCIAL INFORMATION...........................................  1

Item 1. Condensed Consolidated Financial Statements.....................  1
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................... 17
Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 23
Item 4. Controls and Procedures......................................... 23

PART II. OTHER INFORMATION.............................................  24

Item 1. Legal Proceedings..............................................  24
Item 2. Change in Securities and Use of Proceeds.......................  25
Item 3. Defaults Upon Senior Securities................................  26
Item 4. Submission of Matters to a Vote of Security Holders............  26
Item 5. Other Information..............................................  27
Item 6. Exhibits, and Reports on Form 8-K..............................  29

EXHIBIT INDEX..........................................................  30

SIGNATURES ............................................................  31

                         PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     December 31,        March 31,
ASSETS                                                                                   2003              2003
CURRENT ASSETS:
  Cash and cash equivalents                                                          $  3,186,467      $    112,040
  Restricted funds on deposit                                                           2,818,468         2,739,947
  Other current assets                                                                    202,020           133,525
                                                                                     ------------      ------------

        Total current assets                                                            6,206,955         2,985,512

PROPERTY AND EQUIPMENT - Net                                                            3,632,968         3,604,656

OTHER ASSETS                                                                               12,146            19,848
                                                                                     ------------      ------------

TOTAL                                                                                $  9,852,069      $  6,610,016
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                   $    733,020      $    541,881
  Accrued expenses                                                                          4,843             4,821
  Deferred revenue                                                                      2,449,547         2,554,071
                                                                                     ------------      ------------

       Total current liabilities                                                        3,187,410         3,100,773

DEFERRED RENTAL OBLIGATION                                                                 16,004            20,779
                                                                                     ------------      ------------

       Total liabilities                                                                3,203,414         3,121,552
                                                                                     ------------      ------------

MINORITY INTEREST                                                                              --           296,193

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,280,000 and 4,440,000 shares authorized and unissued as of December 31, 2003 and March 31, 2003, respectively
  Series A convertible preferred stock, par value $0.01 per share, stated value
    $25 per share, 320,000 shares authorized, 80,800 and 142,800 shares outstanding as of December 31, 2003 and March 31, 2003, respectively;
    aggregate liquidation
    preference of $2,045,362 as of December 31, 2003                                    2,045,362         3,668,005
  Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 19,925 and 56,725 shares outstanding as of December 31, 2003 and March 31, 2003, respectively;
    aggregate liquidation preference of $506,263 as
    of December 31, 2003                                                                  506,263         1,469,967
  Series C convertible preferred stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 97,272 shares outstanding as of December 31, 2003, aggregate liquidation preference of
    $2,473,279 as of December 31, 2003                                                  2,473,279
  Common stock, par value $0.01 per share, 30,000,000 shares authorized, 9,642,488 and 7,898,986 shares issued and outstanding
    as of December 31, 2003 and March 31, 2003, respectively                               96,425            78,990
  Additional paid-in capital                                                           55,813,769        40,142,617
  Deficit accumulated during the developmental stage                                  (54,286,443)      (42,167,308)
                                                                                     ------------      ------------

       Total stockholders' equity                                                       6,648,655         3,192,271
                                                                                     ------------      ------------

TOTAL                                                                                $  9,852,069      $  6,610,016
                                                                                     ============      ============

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                       October 15,
                                                              Three Months Ended              Nine Months Ended            1984
                                                                  December 31,                    December 31,       (Inception) to
                                                         --------------------------     ---------------------------    December 31,
                                                             2003            2002          2003             2002          2003
REVENUES                                                 $   654,370     $   233,830   $  1,797,726     $ 1,024,082   $ 10,640,548
                                                         -----------     -----------   ------------     -----------   ------------

EXPENSES:

  Research and development                                   814,490         401,667      2,325,668       1,864,193     33,397,199
  General and administrative                               2,580,294         723,978     10,183,954       3,059,166     31,255,838
  Equity in loss of joint venture                                 --              --             --              --        135,002
                                                         -----------     -----------   ------------     -----------   ------------

           Total expenses                                  3,394,784       1,125,645     12,509,622       4,923,359     64,788,039
                                                         -----------     -----------   ------------     -----------   ------------

LOSS FROM OPERATIONS                                      (2,740,414)       (891,815)   (10,711,896)     (3,899,277)   (54,147,491)
                                                         -----------     -----------   ------------     -----------   ------------

OTHER INCOME (EXPENSE):
  Interest income                                              5,913           3,130         11,252          13,031        588,830
  Interest expense                                                --              --             --              --     (1,129,502)
  Loss on sales of investment securities - net                    --              --             --              --         (2,942)
  Cancelled offering costs                                        --              --             --              --       (584,707)
  Gain on extinguishment of debt                                  --              --             --              --      1,427,765
                                                         -----------     -----------   ------------     -----------   ------------

           Other income (expense) - net                        5,913           3,130         11,252          13,031        299,444
                                                         -----------     -----------   ------------     -----------   ------------

NET LOSS                                                  (2,734,501)       (888,685)   (10,700,644)     (3,886,246)   (53,848,047)

CONVERTIBLE PREFERRED STOCK DIVIDENDS                       (130,700)        (96,249)      (298,214)       (362,996)    (1,688,018)

REDEEMABLE PREFERRED STOCK CONVERSION,
  PREMIUM AMORTIZATION AND DIVIDENDS                              --              --             --              --      2,369,899

CONVERTIBLE PREFERRED STOCK PREMIUM
  DEEMED DIVIDENDS                                                --              --     (1,120,277)             --     (1,120,277)
                                                         -----------     -----------   ------------     -----------   ------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                           $(2,865,201)    $  (984,934)  $(12,119,135)    $(4,249,242)  $(54,286,443)
                                                         ===========     ===========   ============     ===========   ============

BASIC AND DILUTED NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Net loss                                               $     (0.30)    $     (0.14)  $      (1.23)    $     (0.62)
  Convertible preferred stock dividends                        (0.01)          (0.02)         (0.03)          (0.06)
  Convertible preferred stock premium deemed dividends            --              --          (0.13)             --
                                                         -----------     ------------  ------------     ------------

BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS                    $     (0.31)    $     (0.16)  $      (1.39)    $      (0.68)
                                                         ===========     ============  ============     ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                     9,330,360       6,350,855      8,746,914        6,246,023
                                                         ===========     ============   ===========     ============

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                                       October 15,
                                                                  Three Months Ended           Nine Months Ended           1984
                                                                      December 31,                December 31,       (Inception) to
                                                              -------------------------  ---------------------------   December 31,
                                                                  2003          2002         2003            2002          2003
OPERATING ACTIVITIES:
  Net loss                                                    $(2,734,501)  $  (888,685) $(10,700,644)  $ (3,886,246) $(53,848,047)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Compensation recorded related to issuance of common
      stock, common stock options and warrants                  1,259,765        55,963     6,955,339      1,132,286    21,815,314
    Depreciation and amortization of property and equipment        35,466        23,654        85,574         71,965       722,754
    Deferred rental obligation                                     (1,592)       (1,591)       (4,775)        (4,774)       16,004
    Equity in loss of joint venture                                                                                        135,002
    Loss on sales of investment securities - net                                                                             2,942
    Amortization of debt discounts and issuance costs                                                                      134,503
    Gain on extinguishment of debt                                                                                      (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                                (219,628)   (1,843,265)      (78,521)    (2,534,761)   (2,818,468)
      Other current assets                                         (6,362)      (35,000)      112,744          4,881       (20,781)
      Other assets                                                     --            --         7,702             --       (12,146)
      Accounts payable                                            (24,236)       (5,047)      191,139       (201,554)    1,060,555
      Accrued expenses                                                834            (6)           22         (3,401)      667,856
      Deferred revenue                                             13,630     1,817,170      (104,524)     2,575,403     2,449,547
                                                              -----------   -----------  ------------   ------------  ------------

           Net cash used in operating activities               (1,676,624)     (876,807)   (3,535,944)    (2,846,201)  (31,122,730)
                                                              -----------   -----------  ------------   ------------  ------------

INVESTING ACTIVITIES:
  Purchases of investment securities                                                                                    (1,803,469)
  Proceeds from sales and maturities of investment securities                                                            1,800,527
  Purchases of property and equipment                              (5,872)       (5,397)      (10,079)       (16,069)     (723,869)
  Cash paid for acquisitions                                     (400,000)                   (400,000)                    (604,924)
  Investment in and advances to joint venture                                                                             (135,002)
                                                              -----------   -----------  ------------   ------------  ------------

           Net cash used in investing activities                 (405,872)       (5,397)     (410,079)       (16,069)   (1,466,737)
                                                              -----------   -----------  ------------   ------------  ------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                                                985,172
  Proceeds from issuance of notes payable                                                                                2,645,194
  Principal payments on notes payable                                                                                     (218,119)
  Payments for debt issuance costs                                                                                         (53,669)
  Payments for extinguishment of debt                                                                                     (203,450)
  Net proceeds from issuance of redeemable preferred stock                                                               3,330,000
  Net proceeds from issuance of convertible preferred stock
    and warrants                                                                 25,000     2,845,473      1,859,333     8,553,321
  Net proceeds from issuance of common stock for stock
    option and warrant exercises                                  530,431                   4,357,666            125    20,674,949
  Payments for fractional shares for convertible
    preferred stock dividends and the conversions of
    convertible preferred stock                                    (1,242)          (86)       (1,450)          (262)       (1,784)
  Deferred offering costs                                         (21,239)                   (181,239)                    (181,239)
  Additional capital contributed by stockholders                                                                           245,559
                                                              -----------   -----------  ------------   ------------  ------------

           Net cash  provided by financing activities             507,950        24,914     7,020,450      1,859,196    35,775,934
                                                              -----------   -----------  ------------   ------------  ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (1,574,546)     (857,290)    3,074,427     (1,003,074)    3,186,467

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                           4,761,013     1,892,029       112,040      2,037,813            --
                                                              -----------   -----------  ------------   ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 3,186,467   $ 1,034,739  $  3,186,467   $  1,034,739  $  3,186,467
                                                              ===========   ===========  ============   ============  ============

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

2.    COMPANY BUSINESS AND SELECTED ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiaries (the "Company") are pharmaceutical companies focused on the development and commercialization of oral drugs to treat infectious diseases. The Company has ongoing programs to develop treatments for pneumonia, fungal infections, malaria, tuberculosis, and hepatitis and tropical diseases such as African sleeping sickness (a parasitic disease also known as Trypanosomiasis) and Leishmaniasis (a parasitic disease that destroys the liver). The Company holds worldwide patents, patent applications, licenses and rights to license worldwide patents and technologies from a scientific consortium and exclusive rights to commercialize products from those patents and licenses that are integral to the Company. The Company is a development stage enterprise and since its inception on October 15, 1984, has engaged in research and development programs, expanding its network of scientists and scientific advisors, licensing technology agreements, and advancing the commercialization of its dication technology platform. The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs.

      The Company does not have any products currently available for sale, and no products are expected to be commercially available for the foreseeable future.

      Since inception, the Company has incurred accumulated losses of approximately $53,848,000. Management expects the Company to continue to incur significant losses during the next several years as the Company continues its commercialization, research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon their ability to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial additional funds to commercialize its product candidates. The Company's cash requirements may vary materially from those now planned due to the results of research and development efforts, results of pre-clinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process, and other factors. In any of these circumstances, the Company may require substantially more funds than are currently available or than management intends to raise.

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

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing their efforts to create strategic joint ventures, to obtain additional research grants and to enter into research and development agreements with other entities.

      Principles of Consolidation - The condensed consolidated financial statements include the accounts of Immtech International, Inc. and its wholly-owned subsidiaries (see Note 3). All significant intercompany balances and transactions have been eliminated.

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of December 31, 2003 and March 31, 2003, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of December 31, 2003 and March 31, 2003. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

      Restricted Funds on Deposit - Restricted funds on deposit consist of cash on deposit at a bank which is restricted for use in accordance with a clinical research subcontract agreement with The University of North Carolina at Chapel Hill and a testing agreement with Medicines for Malaria Venture.

      Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specified limits. Balances in excess of FDIC limits are uninsured.

      Minority Interest - Minority interest represents the carryover basis of the 20% of Lenton Fibre Optics Development Limited ("Lenton") not owned by the Company at the date of acquisition, plus equity in earnings or minus equity in losses from that date through the date of disposal of this ownership interest.

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

      Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Basic net income (loss) and diluted net (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares.

      Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three month and nine month periods ended December 31, 2003 and 2002, respectively.

3.    EXCHANGE OF OWNERSHIP INTERESTS

      On November 28, 2003, the Company entered into a share purchase agreement and deed of indemnity (the "Share Purchase Agreement") as related to the shares in Super Insight Limited ("Super Insight") and an allonge to the share purchase agreement and deed of indemnity as related to the shares in Super Insight and Immtech Hong Kong Limited (the "Allonge") with Mr. Chan Kon Fung ("Mr. Chan"), Lenton, Super Insight and Immtech Hong Kong Limited. Pursuant to the terms of the Share Purchase Agreement and the Allonge, Immtech purchased (i) from Mr. Chan 100% of the outstanding shares of Super Insight and its wholly-owned subsidiary, subsequently named Immtech Life Science Limited ("Immtech Life Science") and (ii) from Lenton, 100% of Lenton's interest in Immtech Hong Kong. As payment for the shares of Super Insight and Immtech Hong Kong, Immtech transferred to Mr. Chan its 80% interest in Lenton and $400,000 in cash.

      Immtech Life Science has ownership of a portion of a newly-constructed building located in the Futian Bonded Zone, Shenzen, in the People's Republic of China through May 2051.

      This transaction resulted in the exchange of the Company's ownership interest in Lenton for Super Insight and the consolidation of Super Insight as a wholly-owned subsidiary. The primary asset of Lenton was land-use rights in China and the primary asset of Super Insight is a portion of the building described above. This transaction has been accounted for as a like-kind exchange of similar assets. Accordingly, this transaction did not impact the Company's statement of operations.

4.    STOCKHOLDERS' EQUITY

      On January 7, 2004, the shareholders of the Company approved an increase in the number of authorized common stock from 30 million to 100 million. On January 7, 2004, the shareholders of the Company also approved an up to two-for-one stock split of the Company's common stock. The Company has not yet implemented either of the increase in its authorized capital nor the up to two-for-one stock split.

      Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $25,362 and

      $98,005 of accrued preferred stock dividends at December 31, 2003 and March 31, 2003, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. On October 15, 2003, the Company issued 4,010 shares of common stock and paid $296 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2002, the Company issued 28,959 shares of common stock and paid $64 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2003, the Company issued 23,316 shares of common stock and paid $96 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2002, the Company issued 8,249 shares of common stock and paid $166 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended December 31, 2003 and 2002, certain preferred stockholders converted 17,000 and 8,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 96,238 and 45,978 shares of common stock, respectively. During the nine month period ended December 31, 2003 and 2002, certain preferred stockholders converted 62,000 and 17,300 shares of Series A Convertible Preferred Stock, including accrued dividends for 353,667 and 99,105 shares of common stock, respectively.

      The Company may at any time after February 14, 2003, require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price A, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. During the nine month period ended December 31, 2003, the closing price of the Company's common stock did exceed $9 per share for 20 consecutive days. The Conversion Price is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

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

      Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $8,138 and $51,842 of accrued preferred stock dividends as of December 31, 2003 and March 31, 2003, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. On October 15, 2003, the Company issued 1,130 shares of common stock and paid $139 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2002, the Company issued 2,658 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2003, the Company issued 11,049 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended December 31, 2003, certain preferred stockholders converted 800 shares of Series B Convertible Preferred stock, including accrued dividends, for 5,002 shares of common stock. During the nine month period ended December 31, 2003, certain preferred stockholders converted 36,800 shares of Series B Convertible Preferred Stock, including accrued dividends, for 232,851 shares of common stock. There were no conversions of Series B Convertible Preferred Stock during the three month period or nine month period ended December 31, 2002.

      The Company may at any time after September 24, 2003, require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. During the nine month period ended December 31, 2003, the closing price of the Company's common stock did exceed $9 per share for 20 consecutive days. The Conversion Price B is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

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

      Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheet is $41,479 of accrued preferred stock dividends as of December 31, 2003. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the three month period ended June 30, 2003, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $288,000 of cash offering costs). The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the three month period ended June 30, 2003. On October 15, 2003, the Company issued 4,893 shares of common stock and paid $594 in lieu of fractional common shares as dividends on the preferred shares. During the three and nine month periods ended December 31, 2003, certain preferred stockholders converted 28,080 shares of Series C Convertible Preferred Stock, including accrued dividends, for 159,018 shares of common stock. There were no conversions of Series C Convertible Preferred Stock prior to the three month period ended December 31, 2003.

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

      The Company may at any time, upon 30 day notice, redeem any or all-outstanding shares of the Series C Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Convertible Preferred Stock into shares of common stock during the 30 day period. Each issued and outstanding share of Series C Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment for dilution) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series C Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. Subsequent to December 31, 2003, the Company issued 200,000 shares of Series D Convertible Preferred Stock for gross proceeds of approximately $5,000,000 (net of approximately $425,000 of cash offering costs). Included in other current assets in the accompanying condensed consolidated balance sheet is $21,239 of deferred offering costs as of December 31, 2003 related to the Series D Convertible Preferred Stock. The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion which will be accounted for as a deemed dividend during the fourth quarter.

      The Company may at any time after January 1, 2005, require that any or all outstanding shares of Series D Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series D Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series D Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price D provided that the closing bid price for the Company's common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price D. The Conversion Price D is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

      Each issued and outstanding share of Series D Convertible Preferred Stock shall be entitled to 2.7778 votes (subject to adjustment for dilution) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series D Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      In connection with the Series D Preferred Stock Offering, the Company issued warrants to purchase 200,000 shares of common stock with an exercise price of $16.00 per common share.

      In connection with the Series D Preferred Stock offering, the Company entered into a Finder's Agreement with Ace Noble Holdings Limited (the "Finder") to identify and introduce qualified leads, increase financial market awareness in the Company and to assist the Company in raising funds. As consideration for services to be performed under this agreement, the Company was obligated to pay a cash fee of 8% of funds invested in Immtech's Series D Preferred Stock by Non-U.S. persons prior to January 23, 2004 by investors introduced by the Finder and expenses not to exceed $36,000. Subsequent to December 31, 2003, fees of $350,800 and expenses of $36,000 were paid with respect to this agreement.

      Common Stock - On June 28, 2002, the Company entered into a Finder's Agreement with Mr. Cheung Ming Tak to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in China. As consideration for entering into the agreement, the individual received 150,000 shares of the Company's common stock and the Company recognized approximately $757,500 as a general and administrative expense during the nine month period ended December 31, 2002, based on the estimated fair value of the shares on the date issued.

      On July 31, 2002, the Company entered into a one year agreement with The Gabriele Group. L.L.C. ("Gabriele") for assistance to be provided by Gabriele to the Company with respect to management consulting, strategic planning, public relations and promotions. As compensation for these services, the Company granted Gabriele 40,000 shares of the Company's common stock and the Company recognized approximately $187,600 as a general and administrative expense during the nine month period ended December 31, 2002, based on the fair value of the shares on the date issued. The Company also granted Gabriele warrants to purchase 30,000 shares of the Company's common stock at $6.00 per share. These warrants vest when the price of the Company's common stock reaches certain milestones. During the three month period ended December 31, 2003, the Company recognized general and administrative expenses of approximately $247,000 because the prescribed milestones had been reached with respect to a warrant to purchase 20,000 shares of the Company's common stock. This expense was recorded based on the estimated fair value of the warrants using the Black-Scholes option valuation model.

      On March 21, 2003, the Company entered into media production agreements with Winmaxmedia, an operating division of Winmax Trading Group, Inc. ("Winmax"), to produce materials to be used in connection with equity fundraising efforts. As consideration for services to be performed under the agreement, the Company issued 100,000 shares of its common stock and paid approximately $100,000 of cash during the year ended March 31, 2003.

      On March 21, 2003, the Company entered into an Investor Relations Agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") for financial consulting services and public relations management to be provided over a 12-month period. As consideration for services to be performed under the agreement, the Company will issue to Fulcrum, ratably over the term in monthly installments, 100,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock at prices ranging from $6.00 to $15.00 per share. The common shares and warrants will be issued, and the related expense will be recognized, on a pro-rata basis over the contract period. During the three month period ended December 31, 2003, 25,000 common shares were issued and a general and administrative expense of $358,750 was recorded based on the market value of the common stock on the dates of issuance. During the nine month period ended December 31, 2003, 75,000 common shares were issued and a general and administrative expense of $831,669, based on the market value of the common shares on the dates of issuance. Also, during the three month period ended December 31, 2003, warrants to purchase 87,500 shares of common stock were issued and a general and administrative expense of $588,355 was recorded based on the value of the warrants using the Black-Scholes option valuation model. During the nine month period ended December 31, 2003, warrants to purchase 262,500 shares of common stock were issued and a general and administrative expense of $1,468,835 was recorded based on the value of the warrants using the Black-Scholes option valuation model.

      On March 21, 2003, the Company entered into a Finder's Agreement with Wyndham Associates Limited ("Wyndham") to identify potential strategic partners and assist in the raising of equity financing. As consideration for services to be performed under the agreement, the Company was obligated to issue 220,000 shares of common stock and pay a cash fee equal to 4% of funds raised. The agreement further provided that Wyndham would receive a cash fee for any additional equity investments by investors introduced by Wyndham. During the nine month period ended December 31, 2003, 220,000 common shares were issued and offering costs of $1,397,000 were recorded based on the market value of the Company's common stock on the date of issuance.

      On July 25, 2003, the Company entered into a consulting agreement with Fulcrum to identify and negotiate with stock exchanges to list the common stock of the Company and to assist the Company to prepare applications to list the common stock of the Company on a stock exchange. As consideration for services under this agreement, upon the listing of the Company's common stock on a stock exchange, the Company would issue to Fulcrum 100,000 shares of common stock. On August 11, 2003, the Company's common stock was listed on the American Stock Exchange. Accordingly, the Company issued 100,000 shares of its common stock to Fulcrum, resulting in the recognition of general and administrative expenses of $1,400,000 during the nine month period ended December 31, 2003, based on the market value of the Company's common stock on the date of issuance.

      In September 2003, the Company entered into a separate Finder's Agreement with Wyndham to identify potential strategic partners and to assist in the private placements of debt, equity and/or warrants through December 2003. As consideration for services to be performed under this agreement, a cash fee equal to 8.0% of funds received by the Company from investors introduced by Wyndham, was due at the closing date of the respective private placement. The Company also paid a refundable retainer of $160,000 to

      Wyndham. In the event that investors introduced by Wyndham did not subscribe to invest at least $20,000,000, the $160,000 retainer was to be returned to the Company. The $160,000 retainer is recorded in the accompanying December 31, 2003 condensed consolidated balance sheet within other current assets as the minimum subscription amount of $20,000,000 was not achieved prior to December 31, 2003.

      On July 16, 2003, the Company entered into an agreement with China Harvest International Ltd. ("China Harvest") for services to be provided to assist the Company in obtaining regulatory approval to conduct clinical trials in China. As consideration for these services, the Company granted China Harvest warrants to purchase 600,000 shares of common stock from the Company at $6.08 per share. These warrants are fully vested and have an exercise period of five years. During the nine month period ended December 31, 2003, approximately $2,744,000 was recorded as general and administrative expenses, based on the estimated value of the warrants using the Black-Scholes option valuation model. There were no expenses incurred with respect to this agreement during the three month period ended December 31, 2003.

      On July 16, 2003, the Company entered into a consulting agreement with Mr. David Tat-Koon Shu for services to assist the Company with the formation of a subsidiary and to gain regulatory approvals to enter into clinical trials in China. As compensation for these services, Mr. Shu was granted 10,000 shares of the Company's common stock and a general and administrative expense of $62,900 was recorded during the nine month period ended December 31, 2003 based on the market value of the common stock on the date of issuance. There were no expenses incurred with respect to this agreement during the three month period ended December 31, 2003.

      During the three month period ended December 31, 2003, warrants to purchase 83,350 shares of common stock were exercised, resulting in proceeds to the Company of $530,431. During the nine month period ended December 31, 2003, warrants to purchase 539,350 shares of common stock were exercised, resulting in proceeds to the Company of $4,354,165. There were no warrants exercised during the three and nine month periods ended December 31, 2002.

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

      Options Granted to Employees - During the three month and nine month periods ended December 31, 2003, the Company issued 164,500 options to purchase shares of common stock to employees and directors. During the three and nine month periods ended December 31, 2002, the Company issued 203,000 options to purchase shares of its common stock to its employees and directors. During the three month period ended December 31, 2003, 3,500 options expired and are available to be reissued. During the three month period ended December 31, 2002, no options expired which were previously granted under the 2000 Stock Incentive Plan. During the nine month periods ended December 31, 2003 and 2002, 3,500 and 20,000 options expired, respectively, which were previously granted under the 2000 Stock Incentive Plan and are available to be reissued. As of December 31, 2003, there were 447,750 shares available for grant.

      Options Granted to Nonemployees - During the three month periods ended December 31, 2003 and 2002, the Company did not issue any options to purchase shares of Company common stock to nonemployees. However, during the three month periods ended December 31, 2003 and 2002, the Company recognized expenses of approximately $66,000 and $56,000, respectively, related to certain options issued during prior years which vest over a four year period. During each of the nine month periods ended December 31, 2003 and 2002, the Company issued options to purchase 22,000 shares of common stock to nonemployees and recognized research and development expenses of $201,000 and $187,000, respectively, related to these options and certain options issued during prior years which vest over a four year period. The options issued during the nine month period ended December 31, 2003 were granted as consideration for consulting services with respect to medical, technical and scientific issues. The compensation expense was determined based on the estimated fair value of the options issued using the Black-Scholes option valuation model.

      Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. If the Company had recognized compensation expense for the current and historical options granted during the three and nine month periods ended December 31, 2003 and 2002, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                          Three Months Ended            Nine Months Ended
                                                             December 31,                  December 31,
                                                     --------------------------    ---------------------------
                                                         2003           2002           2003            2002
Net loss attributable to common shareholders -
  as reported                                        $(2,865,201)   $  (984,934)   $(12,119,135)   $(4,249,242)

Add: stock-based compensation expense to
  employees and directors included in reported
  net loss                                                    --             --              --             --

Deduct: total stock-based compensation expense
  determined under fair value method for awards to
  employees and directors                               (359,229)       (63,106)       (553,180)      (197,752)
                                                     -----------    -----------    ------------    -----------

Net loss attributable to common stockholders -
  pro forma                                          $(3,224,430)   $(1,048,040)   $(12,672,315)   $(4,446,994)
                                                     ===========    ===========    ============    ===========

Basic and diluted net loss per share attributable
  to common stockholders - as reported               $     (0.31)   $     (0.16)   $      (1.39)   $     (0.68)
                                                     ===========    ===========    ============    ===========

Basic and diluted net loss per share attributable
  to common stockholders - pro forma                 $     (0.35)   $     (0.17)   $      (1.45)   $     (0.71)
                                                     ===========    ===========    ============    ===========

5.    COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

      The Company has various collaborative research agreements with commercial enterprises. Under the terms of these arrangements, the Company has agreed to perform best efforts research and development and, in exchange, the Company may receive advanced cash funding and may also earn additional fees for the attainment of certain milestones. The Company may receive royalties on the sales of such products that may result from these research and development activities and the other parties generally receive exclusive marketing and distribution rights for certain products for set time periods in specific geographic areas.

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

      Pursuant to the Consortium Agreement, the Company may, subject to the satisfaction of certain conditions, be required to issue 100,000 shares of common stock to the Scientific Consortium upon the filing by the Company of the first new drug application or an abbreviated new drug application with the Food and Drug Administration with respect to a product incorporating certain Compounds. In addition, the Company will pay the Scientific Consortium an aggregate royalty of up to 5.0% of net sales derived from the Compounds, except that the royalty rate payable on any Compound developed at Duke University will be determined by negotiations at the time such Compound is developed. In the event that the Company sublicenses its rights with respect to the Compounds to a third party, the Company will pay the Scientific Consortium a royalty based on a percentage of any royalties the Company receives, and a percentage of all signing, milestone and other payments made to the Company pursuant to the sublicense agreement.

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

      The Company was required, under an agreement which has subsequently expired, to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the three month and nine month periods ended December 31, 2003, the Company did not expense any grant payments to UNC. During the three month and nine month periods ended December 31, 2002, the Company expensed grant payments to UNC of zero and $100,000, respectively. Such payments were recorded as research and development expenses.

      In August 2001, the Company was awarded a Small Business Innovation Research grant from the National Institutes of Health of approximately $144,000 as a three year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the three month and nine month periods ended December 31, 2003 no revenues or expenses were recognized under this grant. During the three month and nine month periods ended December 31, 2002, the Company recognized revenues of approximately zero and $70,000, respectively, from this grant and expense payments of approximately zero and $70,000, respectively, to UNC and certain other Scientific Consortium universities for contracted research related to this grant. There is no additional funding available to the Company under this grant.

      During the three and nine month periods ended December 31, 2003, the Company expensed approximately $177,000 and $404,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. During the three month and nine month periods ended December 31, 2002, the Company expensed approximately $99,000 and $284,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $177,000 and $404,000 during the three month and nine month periods ended December 31, 2003, respectively. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $99,000 and $454,000 during the three month and nine month periods ended December 31, 2002, respectively. Included in accounts payable as of December 31, 2003 and March 31, 2003, were approximately $64,000, and $15,000, respectively, due to UNC and certain other Scientific Consortium universities.

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

      In April 2003, the Gates Foundation awarded a $2,713,124 supplemental grant to UNC for the expansion of phase IIB/III clinical trials for treatment of Human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The supplemental increase to the Company due to this amendment is $2,466,475, bringing the total available funding to the Company under this agreement to $12,266,475. The proceeds due to the Company under this arrangement are restricted to the development of new drugs for the treatment of Human Trypanosomiesis, leishmaniasis, and improved drug manufacturing processes and must be segregated from other funds and used for specific purposes.

      Through the year ended March 31, 2003 the Company had received $7,680,000 and during the nine month period ended December 31, 2003, the Company received an additional $1,025,201 (none of which was received during the three month period ended December 31, 2003). The Company has recognized revenues of approximately $6,740,000 from inception of this grant through December 31, 2003 for services performed under this agreement, including approximately $1,614,000 and $804,000 during the nine month periods ended December 31, 2003 and 2002, respectively, and $471,000 and $199,000 during the three month periods ended December 31, 2003 and 2002, respectively. The remaining amount (approximately $1,965,000 as of December 31, 2003) has been deferred and will be recognized as revenue over the remaining term of the agreement as the services are performed.

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

      On November 26, 2003, the Company entered into a testing agreement with Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC. Pursuant to this agreement the Company, with the support of MMV and UNC, will conduct a proof of concept study of the dicationic drug candidate DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malaria drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria.

      Under the terms of the agreement, MMV has committed to advance funds to Immtech to pay for human clinical trials and regulatory preparation and filing costs for the approvals to market DB289 for treatment of malaria by at least one internationally accepted regulatory body and one malaria endemic country. The funding under this agreement is for the performance of specific research and is not subject to maximum funding amounts. The term of the funding portion of this agreement is three years and is subject to annual renewals. The Company has forecasted such costs to be approximately $8.2 million over the next three years. In return for this funding from MMV, Immtech is required to sell all malaria drugs derived from this research at a price not to exceed the cost to manufacture the drugs plus a reasonable profit (not to exceed 10% of the cost to manufacture) when selling into a malaria endemic country, as defined. Sales of malaria drugs to non-malaria endemic countries require that the Company pay a royalty not to exceed 7% of sales be paid to MMV until the amount funded under the agreement with UNC and a related discovery agreement among MMV, UNC and The Swiss Tropical Institute is refunded to MMV. The MMV, UNC and STI discovery agreement is budgeted at approximately $3 million.

      MMV has agreed to fund the forecasted amount based on progress achieved, including payment to the Company of approximately $668,000 during the three month period ended December 31, 2003 related to human clinical trials. The Company recognized revenues of approximately $184,000 during the three and nine month periods ended December 31, 2003 for expenses incurred related to activities within the scope of the agreement with MMV. At December 31, 2003, the Company has approximately $484,000 recorded as deferred revenue with respect to this agreement. The discovery agreement is also subject to progress achievement requirements for continuation.

                                   * * * * * *

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

            Certain statements contained in this report and in the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this report and in our annual report, the following (i) we are in an early stage of product development, (ii) our technology is in the research and development stage and therefore its potential benefits for human therapy are unproven, (iii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iv) the possibility that we or our collaborators will not successfully develop any marketable products, (v) the possibility that advances by competitors will cause our product candidates not to be viable, (vi) uncertainties as to the requirement that a drug product may not be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if commenced and completed, will not establish the safety or efficacy of our drug product candidates, (vii) risks relating to requirements for approvals by governmental agencies, such as the Food & Drug Administration, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (viii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (ix) the possibility that we will not be able to raise adequate capital to fund our operations through the process of developing and testing a successful product or that future financing will be completed on unfavorable terms, (x) the possibility that any products successfully developed by us will not achieve market acceptance and (xi) other risks and uncertainties which may not be described herein.

General

            Our revenues are primarily derived from joint ventures with our research partners, research and testing agreements, and grants, all related to the development and commercialization of oral treatments for diseases such as pneumonia, fungal infections, malaria, tuberculosis and hepatitis, and tropical diseases such as African sleeping sickness and leishmaniasis. The Company has worldwide, exclusive rights to commercialize a dicationic pharmaceutical platform from which a pipeline of products may be developed to target large, global markets.

Results of Operations

            With the exception of certain research agreements and grants, we have not generated any revenue from operations and do not anticipate generating any revenue from operations for the foreseeable future. We have funded, and plan to continue to fund, our operations through research funding agreements and grants, and the issuance of equity securities and debt. For the period from inception, October 15, 1984, to December 31, 2003, we incurred cumulative net losses of approximately $53,848,000. We have incurred additional losses since December 31, 2003 and expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be generated from:

            o     Joint ventures with strategic partners,

            o Research grants, such as Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants,

            o Payments under a research subcontract with the University of North Carolina at Chapel Hill, a testing agreement with Medicines For Malaria Venture, a Swiss foundation ("MMV"), private foundations and other research collaborators under arrangements that may be entered into in the future, and

            o     The issuance of equity securities or borrowed funds.

            The timing and amounts of grant revenues, if any, will likely fluctuate sharply and depend upon the continued progress of our research and development activities, and the results of operations for any period may be unrelated to the results of operations for any other period.

Three Month Period Ended December 31, 2003 Compared with the Three Month Period Ended December 31, 2002.

            Revenues under collaborative research and development agreements were approximately $654,000 and $234,000 for the three month periods ended December 31, 2003 and December 31, 2002, respectively. For the three month period ended December 31, 2003 there were revenues recognized of approximately $470,000 relating to a clinical research subcontract agreement between us and UNC, while for the three month period ended December 31, 2002, there were revenues recognized of approximately $199,000 relating to the clinical research subcontract agreement and revenues of $35,000 relating to the Confidentiality, Testing and Option Agreement between us and Neurochem, Inc. ("Neurochem"). The clinical research subcontract agreement relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. This program was initiated in March 2001. For the three month period ended December 31, 2003 there were revenues recognized of approximately $184,000 relating to the testing agreement with MMV. The MMV testing agreement was effective as of November 26, 2003. Grant and research and development agreement revenue is recognized as research is completed under the terms of the respective agreements. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

            Research and development expenses increased to approximately $814,000 in the three month period ended December 31, 2003 from approximately $402,000 in the three month period ended December 31, 2002. Expenses relating to the clinical research subcontract agreement with UNC increased from approximately $111,000 in the three month period ended December 31, 2002 to approximately $470,000 for the three month period ended December 31, 2003. The initiation of the MMV testing agreement in the three month period ended December 31, 2003 accounted for expenses of approximately $182,000. Other pre-clinical and clinical trial expenses for the three month period ended December 31, 2003 decreased approximately $129,000 from the corresponding three month period in 2002.

            General and administrative expenses increased for the three month period ended December 31, 2003 to approximately $2,580,000 from approximately $724,000 for the three month period ended December 31, 2002. The increase was primarily due to non-cash expenses for stock and warrant issuances: (i) approximately $947,000 was recorded for the vesting of 25,000 shares of a 100,000 share issuance of common stock and the vesting of 87,500 shares of warrants to purchase 350,000 shares of common stock, each issued to Fulcrum Holdings of Australia, Inc. relating to the agreements signed March 21, 2003, and (ii) approximately $247,000 relating to the vesting of warrants to purchase 20,000 shares of common stock resulting from the attainment of certain stock price milestones on warrants issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group, LLC), on July 31, 2002. Legal fees increased from approximately $155,000 during the three month period ended December 31, 2002 to approximately $502,000 during the three month period ended December 31, 2003. The legal fee increase was primarily due to expenses of litigation with Neurochem and expenses related to the acquisition of Super Insight Limited (see description Item 5 herein). Accounting fees and patent fees increased from approximately $32,000 and $48,000, to $87,000 and $184,000, respectively, over the same period. The increase in patent expenses was primarily due to filing of patents protecting certain uses of dication compounds and nationalization of patents in the European Union. In addition, during the three month period ended December 31, 2003, the Company incurred approximately $154,000 in expenses related to Immtech Hong Kong. The Immtech Hong Kong expenses were primarily transaction costs related to the Super Insight transaction.

            Interest income for the three month period ended December 31, 2003 was approximately $5,900. Interest income for the three month period ended December 31, 2002 was approximately $3,000. The increase in interest income is due to an increase in available funds invested. We had no interest expense during the three month period ended December 31, 2003 and December 31, 2002.

            We incurred a net loss of approximately $2,735,000 for the three month period ended December 31, 2003 as compared with a net loss of approximately $889,000 for the three month period ended December 31, 2002. The increase in net loss was due primarily to an increase in general and administrative expenses which was predominately attributable to non-cash expenses related to stock and warrant issuances for services and increased litigation fees.

Nine Month Period Ended December 31, 2003 Compared with the Nine Month Period ended December 31, 2002.

            Revenues under collaborative research and development agreements were approximately $1,798,000 and $1,024,000 for the nine month period ended December 31, 2003 and 2002, respectively. For the nine month period ended December 31, 2003 there were revenues recognized of approximately $1,614,000 relating to the clinical research subcontract agreement between us and UNC, and approximately $184,000 relating to the testing agreement with MMV, while for the nine month period ended December 31, 2002, there were revenues recognized of approximately $804,000 relating to the clinical research subcontract agreement, grant revenues of approximately $70,000 from SBIR grants from the NIH and revenues of $150,000 relating to the Confidentiality, Testing and Option Agreement between us and Neurochem. Research activities covered by the SBIR and NIH grants were completed in the prior year and there have been no SBIR and NIH grants during the nine month period ended December 31, 2003.

            Research and development expenses increased to approximately $2,326,000 during the nine month period ended December 31, 2003 from approximately $1,864,000 in the nine month period ended December 31, 2002. Expenses relating to the clinical research subcontract agreement with UNC increased from approximately $711,000 in the nine month period ended December 31, 2002 to approximately $1,601,000 for the nine month period ended December 31, 2003. The initiation of the MMV testing agreement in the nine month period ended December 31, 2003 accounted for expenses of approximately $182,000. Expenses relating to pre-clinical and clinical trial costs primarily for Pneumocystis carinii pneumonia decreased from approximately $444,000 in the nine month period ended December 31, 2002 to approximately $69,000 in the nine month period ended December 31, 2003. The decrease in trial costs for Pneumocystis carinii pneumonia was due primarily to the payment of start up costs to a contract research organization in South Africa and Peru during the nine month period ended December 31, 2002 which were not incurred in the same period for 2003. Other research and development costs relating primarily to SBIR's and contracted obligations to UNC decreased from approximately $492,000 for the nine month period ended December 31, 2002 to approximately $257,000 for the nine month period ended December 31, 2003.

            General and administrative expenses increased during the nine month period ended December 31, 2003 to approximately $10,184,000 from approximately $3,059,000 for the nine month period ended December 31, 2002. The increase in general and administrative expenses was primarily due to non-cash expenses for common stock, stock options and warrant issuance in the nine month period ended December 31, 2003 of approximately $6,754,000 as compared to non-cash stock issuance in the nine month period ended December 31, 2002 of approximately $945,000. Non-cash expenses in the nine month period ended December 31, 2003 included (i) approximately $2,744,000 for the issuance of warrants to purchase 600,000 shares of common stock issued to China Harvest International Ltd. as payment for services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) approximately $63,000 for the issuance of 10,000 shares of common stock issued to Mr. David Tat Koon Shu for consulting services in China, (iii) approximately $1,400,000 for the issuance of 100,000 shares of common stock issued to Fulcrum for assistance with listing the Company's securities on a recognized stock exchange and for consulting services,
(iv) approximately $2,300,000 for the vested portion of 75,000 shares of common stock and the vested portion of warrants to purchase 262,500 shares of common stock issued to Fulcrum during the period based on agreements signed March 21, 2003, and (v) approximately $247,000 for the attainment of certain milestones with respect to the vesting of warrants to purchase 20,000 shares of common stock issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group, LLC), based on agreements signed July 31, 2002. Patent expenses increased from approximately $163,000 in the nine month period ended December 31, 2002 to approximately $365,000 during the nine month period ended December 31, 2003. The increase in patent expenses was primarily due to filing of patents to protect structures and uses of dication compounds and nationalization of patents in the European Union. Legal fees increased from approximately $485,000 in the nine month period ended December 31, 2002 to approximately $1,187,000 during the nine month period ended December 31, 2003 primarily due to increased litigation fees. Expenses relating to the start-up of Immtech Therapeutics and continuing expenses for Immtech Hong Kong were approximately $327,000 for the nine month period ended December 31, 2003.

            Interest income for the nine month period ended December 31, 2003 was approximately $11,000. Interest income for the nine month period ended December 31, 2002 was approximately $13,000. The decrease in interest income is due to a reduction in average funds invested. We had no interest expense during the nine month period ended December 31, 2003 and December 31, 2002.

            We incurred a net loss of approximately $10,701,000 for the nine month period ended December 31, 2003 as compared with a net loss of approximately $3,886,000 for the nine month period ended December 31, 2002. The increase in net loss was primarily due to an increase in general and administrative expenses resulting from non-cash expenses related to stock, option and warrant issuances for services and increased litigation fees.

Liquidity and Capital Resources

            As of December 31, 2003, we had approximately $3,186,000 of cash and cash equivalents, substantially all of which were invested in a money market mutual fund.

            There were equipment expenditures of approximately $6,000 for the three month period ended December 31, 2003 as compared to equipment expenditures of approximately $5,000 for the three month period ended December 31, 2002. During the nine month periods ended December 31, 2003 and December 31, 2002, equipment purchases were approximately $10,000 and $16,000, respectively.

            We paid $400,000 in cash plus our 80% interest in Lenton Fibre Optics Development, Ltd. for the acquisition of Super Insight Limited completed on November 28, 2003. Super Insight's primary asset is land use rights in a portion of an industrial building located in the Futian province of China. We anticipate capital expenditures in fiscal year 2005 to outfit the building.

            We periodically receive cash from the exercise of common stock options. During the three month period ended December 31, 2003 no options were exercised and during the nine month period ended December 31, 2003 options to purchase 9,218 shares of common stock were exercised resulting in the payment of the aggregate amount of $3,510 to us. During the three month and nine month period ended December 31, 2003 warrants to purchase 103,350 and 559,350 shares of common stock, respectively, were exercised resulting in the payment of the aggregate amount of $650,475 and $4,474,350 to us.

            On January 22, 2004, we sold in private placements pursuant to Regulation D and Regulation S of the Securities Act of 1933, as amended ("Securities Act") (i) 200,000 shares of our Series D Convertible Preferred Stock, $0.01 par value ("Series D Stock") at a stated value of $25.00 per share and (ii) warrants to purchase 200,000 shares of our common stock with a $16.00 per share exercise price, for the aggregate consideration of $5,000,000 before issue cost. Each share of Series D Stock, among other things, (i) earns a 6% dividend payable, at our discretion, in cash or common stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding preferred stock, (iii) is convertible into 2.7778 shares of common stock and (iv) may be converted to common stock by us any time after January 1, 2005. The related warrants expire five years from the date of grant.

            We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures from the end of the quarter through at least the next twelve months, although there can be no assurance we will not require additional funds.

            To date, we have financed our operations with:

            o proceeds from the above mentioned Series D Stock private placements which in the aggregate raised net proceeds of approximately $4,575,000;

            o proceeds from various other private placements of debt and equity securities, an initial public offering, exercises of stock options and warrants and other cash contributed from stockholders, which in the aggregate raised approximately $35,776,000;

            o funding from research agreements, foundation grants, SBIR grants and Small Business Technology Transfer Program grants and testing agreements of approximately $10,641,000; and

            o the use of stock, options and warrants in lieu of cash compensation.

            Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conduct of human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to an agreement, dated January 15, 1997, (the "Consortium Agreement"), among us, UNC, and Pharm-Eco Laboratories, Inc. (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the

Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium, and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

            Our future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), pre-clinical testing and human clinical trials, achievement of regulatory milestones, third party collaborators fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the engagement or development of manufacturing capabilities including the build-out of our subsidiary's facility in China, our ability to maintain existing and to establish new collaborative arrangements with others to provide funding to support these activities, and other factors. In any event, we will require substantial additional funds in addition to our existing resources to develop product candidates and to otherwise meet our business objectives.

            Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to create strategic joint ventures, obtain additional grants, and to develop and enter into research, development and/or commercialization agreements with others.

            Item 3. Quantitative and Qualitative Disclosures about Market Risk.

            Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Our cash and cash equivalents are maintained primarily in U.S. dollar accounts and amounts payable for research and development to research organizations are contracted in U.S. dollars. Accordingly, our exposure to foreign currency risk is limited because our transactions are primarily based in U.S. dollars. We do not have any other exposure to market risk. We intend to develop policies and procedures to manage market risk in the future if and when circumstances require.

            Item 4. Controls and Procedures.

Disclosure and Procedures

            We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in our SEC reports, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures, which took place as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Controls

            We maintain a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; and transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

            There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

            Item 1. Legal Proceedings.

Dale M. Geiss v. Criticare Systems, Inc. and Immtech International, Inc.

            On January 23, 2004, Geiss filed a motion for voluntary dismissal of the action. On February 10, 2004, the court granted Geiss' motion without prejudice.

Immtech International, Inc. v. Neurochem Inc.

            On January 5, 2004, Neurochem filed with the court a motion to compel arbitration and stay the action, and, in the alternative, to dismiss the action. On January 23, 2004, we amended our complaint by adding: (1) additional plaintiffs, The University of North Carolina at Chapel Hill and Georgia State University Research Foundation, (2) an additional defendant, Neurochem (International) Limited, (3) additional facts, and (4) an additional claim for fraudulent inducement. On February 10, 2004, Neurochem filed a supplemental brief and our response is due February 27, 2004. A hearing is scheduled for April 5, 2004.

            Except as noted above and in Part I, Item 3, Legal Proceedings, of our Form 10-K/A filed on October 15, 2003, in Part II, Item 1 of the Form 10-Q filed on November 14, 2003 and in Part II, Item 1 of the Form 10-Q filed on August 14, 2003, we are not aware of any pending litigation.

            Item 2. Change in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Common Stock.

            None.

Series D Stock

            On January 22, 2004 we issued (i) 24,600 shares of our Series D Stock and related warrants to purchase 24,600 shares of our common stock pursuant to an exemption from registration under Regulation D of the Securities Act for $615,000 in the aggregate and (ii) 175,400 shares of our Series D Stock and related warrants to purchase 175,400 shares of our common stock pursuant to an exemption from registration under Regulation S of the Securities Act for $4,385,000 in the aggregate. A complete description of the designations, preferences, voting powers, qualifications, special or relative rights and privileges of the Series D Stock is contained in our Series D Convertible Preferred Stock Certificate of Designation and a complete description of the terms of the warrants are contained in our form of Common Stock Warrant, both filed as exhibits to our current report on Form 8-K dated January 22, 2004.

Option Exercises.

            None.

Conversion of Preferred Stock to Common Stock.

            On November 17, 2003 and November 20, 2003, holders of Series A Convertible Preferred Stock ("Series A Stock") converted 1,000 shares and 16,000 shares of Series A Stock and accrued dividends into 5,660 shares and 90,578 shares of common stock, respectively.

            On October 27, 2003, holders of Series B Convertible Preferred Stock ("Series B Stock") converted 800 shares of Series B Stock and accrued dividends into 5,002 shares of common stock.

            On November 20, 2003, December 3, 2003, January 2, 2004 and January 20, 2004, holders of Series C Convertible Preferred Stock ("Series C Stock") converted 26,880 shares, 1,200 shares, 13,800 shares and 400 shares of Series C Stock and accrued dividends into 152,213 shares, 6,805 shares, 78,615 shares and 2,280 shares of common stock, respectively.

Preferred Stock Dividend Payment.

            On October 15, 2003, we issued 10,033 shares of common stock in the aggregate as preferred stock dividends to the holders of outstanding shares of our Series A Stock, Series B Stock and Series C Stock, pro rata, based on the number of the shares of preferred stock held.

Warrant Exercises.

            The table below sets forth dates, shares of common stock purchased, exercise prices paid and aggregate consideration received by us in connection with warrant exercises during the quarter and prior to the filing of this quarterly report on Form 10-Q.

                          Shares of Common       Per Share           Aggregate
         Date             Stock Purchased      Exercise Price      Consideration
       10/14/03                 6,250              $6.000             $37,500
       10/21/03                20,000              $6.000            $120,000
       10/22/03                30,000              $6.125            $183,750
       10/29/03                 1,250              $6.000              $7,500
        11/8/03                15,000              $6.000             $90,000
        11/8/03                 3,000              $6.125             $18,375
       11/12/03                 2,600             $16.000             $41,600
       11/12/03                 2,000              $6.125             $12,250
       11/14/03                 1,250              $6.000              $7,500
       11/17/03                 2,000              $6.000             $12,000
        1/23/04                20,000              $6.000            $120,000
                   -------------------                        ----------------
                              103,350                                $650,475

Use of Proceeds.

            Immtech will use the proceeds from the sale of its stock, including the exercise of options and warrants, for general corporate purposes.

            Item 3. Defaults Upon Senior Securities.

            None.

            Item 4. Submission of Matters to a Vote of Security Holders.

                           Votes of the Shareholders.

            We held our Annual Meeting on January 7, 2004 at the American Stock Exchange in New York City. The following matters were presented to the stockholders: (1) election of seven directors to serve until the next annual meeting of the stockholders, (2) Proposal No. 1 - to approve up to a two-for-one stock split of our common stock; (3) Proposal No. 2 - to approve amendments to and a restatement of our certificate of incorporation to (a) increase our authorized common stock from 30 million to 100 million shares, (b) generally update the current certificate of incorporation, as amended, to reflect current Delaware law, (c) incorporate into one document previously filed amendments to the certificate of incorporation, and (d) file with the Delaware Secretary of State an amended and restated certificate of incorporation and (4) Proposal 3 - ratification of our Board of Directors' selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 31, 2004. The results of the votes are as follows:

The following individuals were elected              Votes        Authority
Directors by the Shareholders:                       For          Withheld
                                                ------------    -----------
T. Stephen Thompson                               7,755,463         17,731
Cecilia Chan                                      7,754,263         18,931
Harvey M. Colten, M.D.                            7,719,963         53,231
Judy Lau                                          7,754,563         18,631
Levi Lee, M.D.                                    7,755,763         17,431
Eric L. Sorkin                                    7,718,463         54,731
Frederick W. Wackerle                             6,178,105      1,595,089


                                  Votes             Votes
                                   For             Against          Abstain
                               -----------        ---------        ---------
Proposal 1 - Approval of        7,759,911          12,603             680
up to a 2-for-1 stock split      (99.83%)           (.16%)            (.01%)

Proposal 2 - Approval of
amendment to Certificate        7,578,814          191,480           2,900
of Incorporation                 (97.50%)           (2.46%)           (.04%)

Proposal 3 - Ratification
of Deloitte & Touche LLP        6,256,851         1,513,302          3,041
as independent auditors          (80.49%)          (19.47%)           (.04%)

            Proposals 1 and 2 were approved by our shareholders at our annual meeting held on January 7, 2004, however, our board of directors has as of the date of this quarterly report on Form 10-Q not determined the scope of the stock split, if any, that it will institute. Our board plans to consider the scope of the stock split, if any, at subsequent board meetings and intend to file our amended and restated certificate of incorporation concurrently with the implementation of the stock split, if any.

            Item 5. Other Information.

Frankfort Stock Exchange

            Our common stock first was listed for trading on the Frankfort Stock Exchange in March of 2000. Trading in our common stock on the Frankfort Exchange ceased in November of 2002, we were told, due to insufficent trading volume. Trading of our shares recommenced on May 16, 2003 through the efforts of a German marketmaker, Koch & Co.

Philadelphia Stock Exchange

            On February 6, 2004, call and put options of our common stock commenced trading on the Philadelphia Stock Exchange.

Super Insight Limited

            On November 28, 2003, we entered into a share purchase agreement and deed of indemnity related to the purchase of Super Insight Limited (the "Share Purchase Agreement") and an Allonge to the Share Purchase Agreement related to the shares in Super Insight Limited ("Super Insight") and Immtech Hong Kong Limited ("Immtech Hong Kong") (the "Allonge") with Mr. Chan Kon Fung ("Mr. Chan"), Lenton Fibre Optics Development Limited, Super Insight and Immtech Hong Kong. Pursuant to the terms of the Share Purchase Agreement and the Allonge, we purchased (i) from Mr. Chan 100% of the outstanding shares of Super Insight and its wholly-owned subsidiary, subsequently named Immtech Life Science Limited ("Immtech Life Science") and (ii) from Lenton, 100% of Lenton's interest in Immtech Hong Kong. As payment for Super Insight and Immtech Hong Kong, we transferred to Mr. Chan our 80% interest in Lenton and paid him $400,000 in cash.

            Immtech Life Science has through May 2051 land-use rights to a portion of a newly-constructed building located in the Futian Bonded Zone, Shenzen, in the People's Republic of China.

Affiliate Transaction

            In November 2002, Mr. Chan Kon Fung, the counterparty in the Super Insight transaction listed above, received 1,200,000 shares of our common stock in exchange for an 80% interest in Lenton Fibre Optics Development Limited; the same 80% interest we are transferring to Mr. Chan to obtain the 100% interest in Super Insight. With 1,200,000 shares of our common stock, Mr. Chan became and remains, a "10% beneficial owner" of Immtech and therefor our board determined that the acquisition of Super Insight required increased scrutiny as an affiliate transaction. Our board reviewed the Super Insight transaction prior to its completion and determined that the terms of the transaction were no less favorable to us than we could have obtained in a similar transaction with an unaffiliated third party and therefor approved the transaction.

Medicines For Malaria Venture

            On November 26, 2003, we entered into a Testing Agreement with Medicines For Malaria Venture, a foundation established in Switzerland ("MMV"), and The University of North Carolina at Chapel Hill, a public institution of higher education with administrative offices at Chapel Hill, North Carolina, United States of America ("UNC"), pursuant to which we, with the support of MMV and UNC, will conduct a proof of concept study of the dicationic molecule DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malarial drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria.

            Under the terms of the testing agreement, MMV has committed to advance funds to us to pay for human clinical trials and regulatory preparation and filing costs for the approval to market DB289 for treatment of malaria by at least one internationally accepted regulatory body and one malaria endemic country. Immtech has forecasted such costs to be approximately $8.2 million over the next three years. MMV has also budgeted an additional $3 million to fund a related discovery agreement with UNC and The Swiss Tropical Institute. MMV has agreed to fund the forecasted amounts under the testing and discovery agreements based on progress achieved which is periodically reviewed with them.

            We are obligated to pay to MMV a royalty of up to seven percent of our net sales of products developed under the testing agreement to non-malaria endemic countries (defined in the agreement) up to the amount that MMV funds under the testing agreement plus any amounts that MMV funds to UNC and STI under the related discovery agreement among MMV, UNC and the STI. Immtech has the exclusive right to commercialize all products developed under the discovery agreement among MMV, UNC and STI.

            MMV may terminate the testing agreement and its future funding obligations, subject to payment of certain prior commitments, for any reason at any time upon ninety days prior written notice if it decides not to proceed with the program, or immediately for safety concerns.

Section 16

            Ms. Vivian Lee, the wife of Dr. Lee, one of our new independent directors purchased 2,000 shares and sold 1,000 shares of our common stock in a series of trades on February 5, 2004, resulting in a profit of $235 to Ms. Lee. Dr. Lee paid $265 to us as a Section 16 fee.

            Item 6. Exhibits, and Reports on Form 8-K.

1. Exhibits.

            See Exhibit Index, page 30.

2. Reports on Form 8-K.

            We filed the following reports on Form 8-K during our third fiscal quarter and prior to the date of filing of this Quarterly report on Form 10-Q.

            On December 2, 2003, we announced on Form 8-K the purchase of Super Insight Limited pursuant to which we purchased a portion of a newly-constructed commercial building in exchange for our 80% interest in Lenton Fibre Optics Development Limited and $400,000 paid by us in cash. Lenton's primary asset is an undeveloped industrially zoned land parcel. Concurrently with the consummation of the transaction, Immtech Hong Kong Limited, Lenton's wholly-owned subsidiary, was transferred to us and is now directly held.

            On December 3, 2003, we announced on Form 8-K, the consummation of a Testing Agreement with Medicines For Malaria Venture and The University of North Carolina at Chapel Hill pursuant to which we, with the support of MMV and UNC, will conduct a proof of concept study of the dicationic drug candidate DB289 for the treatment of malaria.

            On January 21, 2004, we announced on Form 8-K the offering of a $5 million private placement of our Series D Convertible Preferred Stock and related warrants. On January 22, 2004 the offering was completed and closed.

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

                                   IMMTECH INTERNATIONAL, INC.



Date:  February 17, 2004           By: /s/ T. Stephen Thompson
                                       -----------------------
                                       T. Stephen Thompson
                                       President and Chief Executive Officer



Date:  February 17, 2004           By: /s/ Gary C. Parks
                                       -----------------
                                       Gary C. Parks
                                       Treasurer, Secretary and Chief Financial
                                        Officer
                                       (Principal Financial and Accounting
                                        Officer)