Form 10-K
period 2004-03-31
IMMTECH INTERNATIONAL INC
filed 2004-06-14
CIK 882509

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2004.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from [___] to [___].

                        Commission file number 000-25669

                           IMMTECH INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                 39-1523370
-------------------------------------    ---------------------------------------
   (State or Other Jurisdiction of           (I.R.S. Employer Identification
    Incorporation or Organization)                         No.)

    150 Fairway Drive, Suite 150,
        Vernon Hills, Illinois                            60061
-------------------------------------    ---------------------------------------
   (Address of Principal Executive                      (Zip Code)
               Offices)

Registrant's telephone number, including area code: (847) 573-0033

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                            ------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                 ---------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of our common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common stock as of June 10, 2004, was $103,098,976.

As of June 10, 2004, the total number of shares of the registrant's common stock outstanding was 9,905,324 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None.

                           IMMTECH INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.

ITEM 1.     BUSINESS.........................................................1


RISK FACTORS

ITEM 2.     PROPERTIES......................................................41
ITEM 3.     LEGAL PROCEEDINGS...............................................42
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............43


PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................43
ITEM 6.     SELECTED FINANCIAL DATA.........................................49
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................53
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......64
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................64
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................64
ITEM 9A     CONTROLS AND PROCEDURES.........................................64


PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............65
ITEM 11.    EXECUTIVE COMPENSATION..........................................69
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................72
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................75
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................76


PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.............................................................77

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this annual report, the following: (i) we are in an early stage of product development, (ii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iii) the possibility that we or our collaborators will not successfully develop any marketable products, (iv) the possibility that advances by competitors will cause our product candidates not to be viable, (v) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug product candidates, (vi) risks relating to requirements for approvals by governmental agencies, such as the Food and Drug Administration, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (vii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (viii) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (ix) the possibility that any products successfully developed by us will not achieve market acceptance and (x) other risks and uncertainties that may not be described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.     BUSINESS

A.    Business Overview

            Immtech International, Inc. is a pharmaceutical company advancing the development and commercialization of oral drugs to treat infectious diseases, and metabolic (diabetes) and neoplastic (cancer) disorders. We have drug development programs that include treatments for fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia ("PCP") and tropical medicine diseases, including African sleeping sickness (trypanosomiasis) and leishmaniasis. We recently signed an agreement with CombinatoRX, Inc. to evaluate our first drug DB289 (in combination with other drugs on the market) for anticancer activity; currently CombinatorRX is using a drug similar in structure to

DB289 as a combination partner in Phase II clinical trial for the treatment of solid tumors. We hold worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted us exclusive rights to commercialize products from, and license rights to, the technology. Our scientific consortium includes scientists from The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium").

            Our strategy is to develop oral drugs effective against infectious diseases and metabolic and neoplastic disorders utilizing a dicationic technology platform. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the World Health Organization ("WHO"). Relatively few new drugs for treatment of infectious diseases have been brought to market during this period. New antibiotics are needed to overcome the problems of multi-drug resistance and the increasing number of new pathogens that are causing diseases in the world. Metabolic and neoplastic disorders, including diabetes and cancer, cause illness and death worldwide. Scientists have struggled for decades to find effective treatments for both diabetes and cancer. Our initial in vitro studies have demonstrated that the dication platform is effective against these two devastating diseases.

            Since our formation in October 1984, we have engaged in pharmaceutical research and drug development, expanding our scientific capabilities and collaborative network, developing technology licensing agreements, and advancing the commercialization of our proprietary technologies, including the development of aromatic cations (which includes dications) commencing in 1997. In addition to our internal resources, we use the expertise and resources of strategic partners and third parties in a number of areas, including (i) discovery research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs.

            We intend to work with our scientific and foundation partners to validate our technology platform, illustrating dications' low toxicity, broad application, and oral deliverability. We plan in the near future to sell drugs for compassionate use in niche markets as we further develop drugs to target multi-billion dollar markets such as antifungal, TB, diabetes and cancer treatments. As a validation of our efforts, the United States Food and Drug Administration ("FDA") has granted "fast-track" designation to DB289 for treatment of African sleeping sickness. Fast-track designation allows for expedited FDA regulatory review of DB289 for African sleeping sickness.

            For the fiscal year ended March 31, 2004, we had revenues of approximately $2,416,000 and a net loss of $12,846,000 which consisted primarily non-cash compensation expense related to the vesting of common stock options and warrants issued during the year which was approximately $7,501,000. Our management believes we have sufficient capital for operations through our next fiscal year. There is no guarantee that we will not need additional funds before then or that sufficient funds will be available after April 2005 to fund further operations.

            A predecessor of our Company was incorporated under the laws of the State of Wisconsin on October 15, 1984, and subsequently merged into the current Delaware corporation on April 1, 1993. Our executive offices are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061, telephone number (847) 573-0033 or toll-free (877) 898-8038. Our common stock is listed on The American Stock Exchange under the ticker symbol "IMM". Trading on the AMEX commenced on August 11, 2003.

            We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the "SEC"), under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our Internet website, http://www.immtech-international.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Information on our website is not a part of this report.

            Generally, when we use the words "we," "our," "us," the "Company" or "Immtech" in this report, we are referring to Immtech International, Inc. and its subsidiaries.

B.    Products and Programs

            We currently have three human clinical trials and several more laboratory development programs underway testing the effectiveness of DB289 for various indications. We are able to coordinate the development of simultaneous treatment programs by building on the results of our African sleeping sickness Phase IIb safety and efficacy trial which allowed the Company to initiate Phase II studies in malaria and PCP. Dosage and treatment regimen for certain indications vary in each trial; however, our safety data from Phase I and II trials for DB289 have allowed us to expedite development of the dication technology into new treatment areas.

      1.    Malaria

                  Malaria is the second most deadly infectious disease in the world and is a significant problem for over 2.4 billion people exposed to this mosquito-borne disease. Malaria affects 300 to 500 million people each year and is especially devastating to children under the age of five for whom the fatality rate is very high. It is estimated by the World Health Organization (the "WHO") that over a million children die every year from malaria. The Global Fund to Fight AIDS, Tuberculosis and Malaria and Medicines for Malaria Venture ("MMV"), both foundations supported by The Bill and Melinda Gates Foundation ("The Gates Foundation"), are supporting the development of new oral drugs for safe and effective treatment of patients with drug-resistant forms of malaria.

                  In November 2003, we received a grant of approximately $668,000 from MMV to fund clinical studies and manufacturing of DB289 for treatment of malaria. Subject to reaching certain milestones, MMV has committed approximately $8.2 million to fund further clinical testing of DB289 to treat malaria and to commercially license its use.

                  In June 2003, we commenced and completed a Phase IIa clinical trial of DB289 targeting two strains of the malaria parasite (Plasmodium vivax and Plasmodium falciparum, the two most common human forms of malaria in the world). Our pre-clinical data and pharmacokinetics (pharmacokinetics is the study of the uptake, distribution and rate of movement of a drug in the body from the time it is absorbed until it is eliminated) studies conducted in humans indicated that sufficient levels of DB289 could be reached in the blood to effectively treat malaria in humans. DB289 demonstrated positive activity against several non-human forms of malaria (used as surrogates for the human disease) in animal models of the disease. DB289 also showed positive activity in vitro against known drug-resistant strains of malaria, including chloroquine-resistant strains of malaria. Chloroquine is the drug most frequently used to treat malaria in developing countries.

                  In December 2003, we reported the results of the Phase IIa malaria trial that was conducted in Thailand. The patients who participated in the malaria trial were treated with 100 mg capsules of DB289 twice per day for five consecutive days. All 32 patients treated cleared the malaria parasite and malaria symptoms (i.e., fever) disappeared quickly within the five-day treatment period; 50% of the patients cleared the malaria parasite within 24 hours of the first dose. Tolerance to DB289 was excellent with no significant adverse side effects reported. All patients were followed and monitored for 28 days after treatment to ensure that the malaria parasite had been completely eliminated.

                  Out of the 32 patients, nine were infected with Plasmodium vivax and 23 patients with Plasmodium flaciparum (the most deadly form of malaria contracted by humans). P. vivax infected patients usually have less severe symptoms, but reoccurrence is very high and a large percentage develop chronic forms of the disease. P. falciparum has more severe symptoms (including high fever), and causes over 2 million deaths per year. Chloroquine, the most commonly used treatment, has high levels of drug-resistance.

                  The P. falciparum patients were treated with DB289 as a monotherapy (not in combination with any other drugs). Of the 23 patients treated for P. falciparum, the cure rate was approximately 95% as one of the patient had malaria in the 28-day after treatment period. However, blood samples from a second patient reported originally with parasites in the blood at 28 days is now believed (after more extensive testing) to have a new infection. Nine P. vivax patients were treated with DB289 for five days followed by oral Primaquine (drug combination therapy is used as standard therapy for P. vivax treatment). 100% of patients treated with both drugs for P. vivax remained clear of any parasites on the 28th day of the trial without any adverse events or safety issues with the combination therapy.

            Based on the results of the Phase IIa malaria trial in Thailand, we have initiated several new trials that will begin in July, 2004; (1) a new study in Thailand will evaluate DB289 in combination with Artemisinin, (thereby potentially creating a new drug cocktail to treat malaria) and (2) a study in uninfected, normal volunteers to determine if DB289 can be given at higher (single) doses for three days. In addition, the study in volunteers will include three different ethnic groups to compare metabolism of DB289 and comparing 5 day dosing to 3 day dosing. The combination study is designed to evaluate potential drug interactions between Artemisinin and DB289 in patients with acute to moderate malaria. The study incorporates several dose levels and regimens (once daily versus twice daily dosing) and will be conducted in Thailand. The study design is set forth below.


--------------------------------------------------------------------------------
Clinical Trial         Trial Design/Phase II   End Points             Sites
--------------------------------------------------------------------------------
DB289 in combination   o  Oral Dosing 3 days   o  Drug interactions    Thailand
   with Artemisinin    o  Artemisinin &        o  Safety
                          DB289                o  Parasite clearance
                                               o  Clinical improvement

            a.    MMV Agreement
                  -------------

                        On November 26, 2003, we entered into a Testing
            Agreement with MMV, a foundation established in Switzerland, and UNC pursuant to which we, with the support of MMV and UNC, are conducting a study of DB289 as a treatment for malaria. The studies to be performed include Phase II and Phase III human clinical trials, and drug development activities of DB289 alone, and in combination with other anti-malarial drugs, with the goal of obtaining regulatory approval of a product for the treatment of malaria.

                        Under the terms of the agreement, MMV has committed to
            advance funds to the Company to pay for human clinical trials and regulatory preparation and filing costs to obtain approval to market DB289 for treatment of malaria. MMV will pay for regulatory approvals for DB289 in at least one internationally accepted regulatory body and at least one malaria endemic country. We have forecasted such costs to be approximately $8.2 million. MMV has agreed to fund the forecasted amount based on progress achieved. Through the fiscal year ended March 31, 2004, MMV has funded $668,000 for human clinical trials conducted from June to December 2003. Under this agreement, UNC will receive approximately $50,000 for its work to evaluate synergistic qualities of other drugs that may be used in combination with DB289 as a malarial drug "cocktail".

            b.    Related MMV/UNC Agreement
                  ------------------------

                        In a related "Discovery Agreement" between MMV and UNC,
            MMV has agreed to fund a research program with a three year budget of approximately $1.4 million. The goals of the Discovery Agreement are to design synthesis and optimize new compounds for testing and evaluation of effectiveness for treatment of malaria. Immtech is a third party beneficiary of the Discovery Agreement and, pursuant to the terms of the Consortium Agreement (defined below), has the rights to develop and commercialize the discoveries resulting therefrom.

      2.    African Sleeping Sickness (Human trypanosomiasis)

                  African sleeping sickness is a parasitic disease that is spread by tsetse flies in sub-Sahara Africa where 60 million people live. Doctors Without Borders estimates

                  The geographical range in sub-Sahara Africa where human African sleeping sickness occurs encompasses 36 countries, wherein over 60 million persons are at risk of contracting the disease. Existing treatments for African sleeping sickness can be highly toxic and cannot be administered orally. African sleeping sickness is fatal if left untreated.

                  WHO estimates that there are 500,000 to 750,000 active cases of human African sleeping sickness in central Africa. A WHO survey reports that an "epidemic situation" for African sleeping sickness exists in the sub-Sahara region of Africa which includes the countries of Angola, Sudan, Uganda and the Democratic Republic of the Congo ("DRC").

                  Human African sleeping sickness may take one of two forms depending upon the origin of the parasite that transmits the disease: (1) West African sleeping sickness is caused by Trypanosoma brucei gambiense and (2) East African sleeping sickness is caused by Trypanosoma brucei rhodesiense. Although DB289 has activity in both forms, thus far we have conducted clinical trials of DB289 as a treatment for West African sleeping sickness, the area of sub-Sahara Africa that has an ongoing epidemic.

                  In September 2002, we completed a Phase IIa study of DB289 in the Democratic Republic of Congo ("DRC") for treatment of African sleeping sickness. Initial results showed that the compound was well tolerated and over 95% of the patients treated were cured (patients evaluated three and six months after treatment were still parasite free). Based upon the promising results of the Phase IIa clinical trial, The Gates Foundation made an additional grant of $2.7 million to the UNC Scientific Consortium to accelerate the planned Phase IIb/III clinical trials.

                  In April 2003 we commenced a 350-patient, randomized Phase II/III pivotal human clinical trial to treat African sleeping sickness with DB289. In this randomized clinical trial, half the patients in the study receive DB289 and half the patients receive Pentamidine intramuscular injections (standard first line therapy). The Phase IIb clinical trial commenced in two larger sites in Maluku and Vanga in the DRC where patients receive extensive safety monitoring. We have plans to add three additional sites in remote villages, where we intend to perform a similar level of treatment and patient monitoring. The three added testing sites will permit accelerated patient enrollment rates for the clinical trials.

                  In February 2004 we completed the first 80 patients in the Phase II/III pivotal trial. Patient monitoring included EKG monitoring, blood sampling to check clinical chemistry and hematology parameters and various other clinical measurements and tests, including the clearance of parasites from blood.

                  The results from the initial 80 patients in the pivotal trial continues to show that DB289 is safe to administer to patients. In the patients treated at the Vanga site several patients did not clear the parasite from the lymph nodes. Based on this information, we opened a new arm of the study to test a new dose regimen in 30 patients using DB289 for 10 days (twice daily at 100mg per dose). We expect that the new dose regimen will resolve the clearance of the very small number of parasites found in the lymph nodes. This study should be concluded in August 2004. Once the extended regimen is completed, we plan to open three additional clinical sites, two in the DRC and one in Angola, which we believe will increase enrollment in the trial to 250 patients. (See trial design below).

                  Assuming favorable test results, we believe we will receive a purchase order before the end of 2004 and government approvals to distribute for compassionate use in 2005, DB289 as a treatment for African sleeping sickness in several African countries. We have engaged a large scale pharmaceutical contract manufacturer, Cambrex, Inc., to produce DB289 for the clinical trials and commercial sales. We plan to concurrently with scale-up seek final foreign regulatory approvals to commercially distribute the product into selected countries.

                  All clinical trials of DB289 are being conducted under an Investigational New Drug ("IND") application with the FDA. In addition to an IND filed with the FDA, on April 23 the FDA granted "Fast-Track" drug development designation for use of DB289 to treat human African sleeping sickness. We believe the FDA's Fast-Track designation indicates the FDA's recognition of DB289's potential to safely treat this life-threatening disease for which no other oral treatment exists. Our studies have demonstrated DB289's effectiveness to safely treat human African sleeping sickness without the serious side effects associated with alternative (non-orally deliverable) therapies. Fast-Track designation also allows DB289 to be eligible for expedited FDA licensing review assuming test results continue as expected.

                  Our data to date suggests that DB289 can safely and effectively treat human African sleeping sickness without the serious side effects associated with alternative (non-orally deliverable) therapies currently used in Africa. Oral delivery is particularly important in remote geographic areas where this disease is endemic and without access to hospitals or clinics which are needed to deliver the current therapy.

                  Our pivotal clinical trial design for using DB289 to treat human African sleeping sickness is set forth below:

---------------------------------------------------------------------------------------------------------------
Clinical Trial          Trial Design / Phase               Expected Result                Sites
---------------------------------------------------------------------------------------------------------------
DB289 Pivotal
  Trial

o African sleeping      o Phase III                        o Safety                       o Democratic
  sickness              o 250 patients - stage 1           o Clearance of                   Republic of
                           disease                           parasite from blood            the Congo
                        o Oral dosing for 5 to 10            after treatment and            (4 sites)
                           days (BID)                        3, 6 months
                        o Randomized comparison to         o Improvement of               o Angola (1 site)
                           pentamidine                       symptoms


            a.    Gates Grant
                  -----------

                        In November 2000, The Gates Foundation awarded a $15.1
            million grant to a research group led by UNC to develop new drugs to treat African sleeping sickness and leishmaniasis, two life-threatening diseases endemic in sub-Sahara Africa. The research group led by UNC includes Immtech and five other universities and research centers around the world which collectively employ scientists and physicians considered to be the foremost experts in one or both of these diseases.

            b.    Gates Acceleration Grant
                  ------------------------

                        In June 2003, the Gates Foundation awarded an additional
            $2.7 million grant to the UNC led research group to (i) expand ongoing Phase IIb/III clinical trials of DB289 for treatment of African sleeping sickness by adding additional clinical sites and increasing patient enrollment in several sub-Sahara African nations,
            (ii) implement an improved method of synthesizing DB289 to reduce drug manufacturing costs and (iii) improve DB289's formulation to facilitate increased drug delivery concentration in blood circulation. Pursuant to the terms of the Clinical Research Subcontract described below, ninety-one percent of this grant ($2,466,475) is directed to Immtech. On June 26, 2003 we received $1,025,201 to advance the goals set forth above.

            c.    Clinical Research Subcontract with UNC
                  --------------------------------------

                        On March 29, 2001, we entered into a clinical research
            subcontract ("Clinical Research Subcontract") with UNC to advance the work funded by The Gates Foundation $15.1 million grant. Pursuant to the Clinical Research Subcontract, UNC is to pay to us $9.8 million of the $15.1 million grant in installments over a period not to exceed five years based on our achieving certain milestones (approximately $7.7 million of which has been paid to us to date). Under the terms of the Clinical Research Subcontract, we are responsible for the oversight of Phase II and Phase III human clinical trials of the drug candidate DB289 for African sleeping sickness. The terms of the Clinical Research Subcontract require us to segregate the Clinical Research Subcontract funds from our other funds and to use the proceeds only for developing a drug for treatment of African sleeping sickness. We have or will receive The Gates Foundation grant funds under the Clinical Research Subcontract as follows: (a) $4.3 million was received in fiscal year 2001 to fund Phase II clinical trials to test DB289's effectiveness against African sleeping sickness in approximately 30 patients, (b) $1.4 million was paid to us in September 2002 upon the successful completion of our Phase IIa clinical trial, (c) $2.0 million was paid to us in December 2002 upon the delivery of the final Phase IIa report in respect of the Phase II clinical trial and (d) $2.1 million is scheduled to be paid in June 2004 to fund Phase IIb and Phase III clinical trials which have been commenced to test compound DB289's effectiveness against African sleeping sickness on a larger, more diverse group of patients in calendar year 2005.

                        The Clinical Research Subcontract will continue in
            effect until November 17, 2005, unless otherwise terminated by a material breach by either party.

      3.    PCP pneumonia

                  In 2002, we received approval from the U.S. FDA and the Ministry of Health in Peru to commence a pilot Phase IIa clinical trial of DB289 to treat Pneumocystis carinii pneumonia ("PCP"). PCP is a fungus that overgrows the air sacs in the lungs of immunosuppressed patients, causing pneumonia that can be life-threatening. A proof of concept trial in 8 immunosuppressed patients that had failed standard therapy were given 50 mg of DB289 for 21 days; the treatment was completed in February, 2003. The results from the study demonstrated that DB289 was safe and effective in all of the AIDS patients. All patients showed improved lung function. In the 21 days of treatment, three of the patients were able to return to normal lung function.

                  A second Peruvian trial is underway using a dosage of 100 mg twice per day (a higher dose than the pilot study) in 30 patients. The initial data from 19 patients who have completed the trial indicates that all patients returned to normal lung function within 12 days. The higher dosage regimen appears to significantly increase the number of patients that clear the infection (demonstrate lung function improvement) and decreased the time to cure the patients. All patients selected for the Phase IIb trial were AIDS patients who had previously failed other therapies used to treat PCP.

                  Our current clinical trial protocol for testing of DB289's effectiveness against PCP is set forth below:

------------------------------------------------------------------------------------------------
Clinical Trial      Trial Design / Phase           Expected Result            Sites
------------------------------------------------------------------------------------------------
DB289

o PCP               o  Phase IIa                   o Safety                   o Peru
                    o  Patients who failed         o Improvement in lung
                       standard treatment            function (fungal
                    o  Oral dosing for 21 days       clearance)
                    o  Twice daily dosages of      o Improvement in
                       100mg                         clinical symptoms



      4.    Antifungal Program

                  Scientific Consortium scientists from Duke University, UNC and Georgia State have identified several compounds with the potential to treat both Candida and Aspergillus, two fungal infections that in the aggregate account for approximately 90% of the systemic fungal infection that make up the $4 billion annual drug market (as estimated by DataMonitor). In vitro laboratory studies have identified over 20-30 dications that display both broad based and selective antifungal activity against Candida, Aspergillus and Cryptococcus, including activity against fungi which had previously been shown to be drug resistant. Our objective in 2004 is to select an oral drug candidate for the treatment of fungal infections and begin preclinical safety and pharmacology studies required prior to human trials.

                  The market for an effective antifungal drug was estimated in 2003 to be approximately $4 billion annually and growing rapidly due to the increasing number of patients who are susceptible to fungal diseases, such as patients undergoing cancer chemotherapy, patients with HIV and those who have undergone organ transplants. In addition, the frequency of nosocomial infection (infection acquired while being treated in a hospital) caused by fungi has increased drastically and is now the third most common cause of sepsis, replacing Escherichia coli ("E. coli"). Sepsis is an infection that quickly overwhelms the immune system and can lead to sudden death. Recently, strains of fungi have developed that are resistant to currently available treatments. There is a significant opportunity for new oral effective against specific strains of fungi as well as drugs with broad spectrum effectiveness across fungal strains.

                  Duke University researchers have developed an animal model of Candida and Aspergillus and are testing compounds in this model. In addition, the Company has a contract with Case Western University ("Case Western") to test lead compounds in animal models of fungal infections. Case Western is evaluating dose responses for a number of our compounds to determine which will be the best compound to move forward into preclinical development.

      5.    Tuberculosis

                  Tuberculosis ("TB") is the world's number one killer among infectious diseases and is the cause of over two million deaths per year, according to the WHO and the U.S. Centers for Disease Control (the "CDC"). The CDC reports that about two billion people, including fifteen million Americans, are infected with TB. The disease is spreading rapidly in developing countries in Asia, Africa and South America, and is becoming increasingly problematic in developed countries and in Eastern Europe. Japan has declared TB as its most threatening disease. An alarming increase in TB cases is also developing in the United States. The combination of the rapid spread of TB and the appearance of multi-drug resistant strains ("MDR") of the TB organism make TB a major health threat throughout the world. TB is a difficult infection to treat given that the bacteria is often sequestered in various tissues and organs of the body. The organisms that cause the disease can "hide" inside white blood cells where the organisms are protected against antibiotic drugs. To be effective, a drug must eliminate the TB organisms from the lungs, tissues, and infected white blood cells.

                  WHO and the National Institutes of Health ("NIH") have significantly increased research efforts to discover drugs to treat TB. Their research is focused on developing oral drugs that are effective against drug resistant strains of TB and the creation of therapies to shorten the treatment period required to eradicate the disease. Their overall target is to reduce the current nine- to eighteen-month treatment period down to two- to six- months.

                  NIH laboratories screened over 500 of our dication compounds looking for potential drug candidates for treatment of TB. The NIH screening program identified approximately 10 to 15 dications with in vitro activity comparable or superior in performance to drugs currently available to treat TB. We moved our screening and animal testing program to the University of Illinois-Chicago ("UIC") which is directed by Dr. Scott G. Franzblau, to develop new drugs to combat the common and MDR strains of Mycobacterium TB. Dr. Franzblau is a leading expert in TB treatment. Prior to running the TB program at UIC, Dr. Franzblau led the NIH-funded anti-TB screening program at the National Hansen's Disease Center at Louisiana State University. The in vitro screening program at UIC identified seven new compounds which displated excellent activity which have been selected for in vivo screening. The UIC laboratory is evaluating these newly identified compounds and several from the NIH screening program in acute and latent animal models of TB. We believe that the final test results will assist us in selecting a compound this year that will move into pre-clinical studies required prior to human trials.

      6.    Pharmaceutical Cancer Program

                  We have provided under a confidentiality, material transfer and testing agreement with CombinatoRx of Boston, Massachusetts certain of our aromatic cationic compounds, including DB289 and DB75, to be tested for activity against certain cancers. CombinatoRx previously tested various combinations of drugs not normally associated with cancer treatments for effectiveness against cancer and has had promising results. Several of our aromatic dication compounds have similar medicinal properties to those used by CombinatoRx in its earlier tests. Our compounds, however, do not have the adverse side-effects and delivery difficulties generally associated with those other pharmaceuticals tested by CombinatoRx. We and CombinatoRx believe that our aromatic cationic compounds' broad-based activities and unique mechanism of action will demonstrate, through CombinatoRx's studies, activity in oncology. CombinatoRx's studies will include in vitro assays and in vivo models and will test our compounds in combination with CombinatoRx's proprietary anti-cancer technology.

C.    Technology

      1.    Dications

                  Our pharmaceutical program focuses on the development and commercialization of oral drugs to treat fungal, parasitic, bacterial and viral diseases and certain metabolic and neoplastic disorders, including diabetes and cancer. Aromatic dications are chemical structures that have two positively charged ends that are held together by a linker; at the atom level, they look like molecular barbells. In addition, a new class of monocations have been made with excellent activity in specific target diseases, these compounds have a single positive charge on one end and a linker. The positive charges as one mechanism of action allow our compounds to bind to negatively charged segments of deoxyribonucleic acid ("DNA"). Dication drugs bind in the minor groove of DNA and to certain receptors, blocking the activity of enzymes needed for microbial growth. The key site on an organism's DNA is an area where enzymes interact with the organism's DNA as part of their normal life cycle. Structurally, dications are chemical molecules that have two positively charged ends held together by a chemical linker. The composition of the dications, with positive charges on the ends and linkers of different length, shape and binding curvature allows specific dication binding and hence, anti-microbial activities.

                  Pentamidine (a dicationic drug on the market) was the prototype drug used by scientists at UNC to develop our proprietary library of aromatic compounds. While having broad based activity against many diseases including fungal infections and cancer, pentamidine can only be administered intravenously, by intramuscular injection, or via inhalation. Pentamidine is difficult and costly to administer outside of a hospital setting due to its narrow therapeutic dosage margin of safety and efficacy.

                  Scientists at UNC discovered that much of pentamidine's toxicity was the result of bi-products formed when the drug breaks down within the body. This discovery by the scientists led to the design of new compounds which did not break down in the same way. Additional modifications to the structures of these compounds improved on their binding activity and enhanced the applicability of this class as antibiotics over other anti-infectious agents, while lowering toxicity and increasing oral deliverability.

                  Scientific Consortium members have thus far designed and synthesized over 2,200 well-defined aromatic cationic compounds. These compounds have all been tested in a wide variety of assays and animal models of various diseases. UNC and Georgia State continue to improve methods for making cationic molecules in computer models that help to develop medicinally efficacious compounds. One or more of the universities comprising the Scientific Consortium have patents covering the molecular structure of the compounds, as well as in some cases particular uses of a compound for potential treatment of an infection or disease.

                  Members of the Scientific Consortium have laboratory testing systems for screening dications for activity against specific microorganisms (using both laboratory and animal models). Our scientists have over 25 years of experience in making dication compounds and have developed proprietary computer models which help our scientists rationally design the next generation of compounds. Generally, patents for the aromatic cation structures and uses are issued to the scientist who invents or discovers the new compound and/or proves its unique applicability for particular diseases. Then, pursuant to the scientist's employment arrangements, the patents are assigned to the employing university, and, through the License Agreement (see 2, The Scientific Consortium, a Consortium Agreement and License below), to us through an exclusive worldwide license to commercialize such compounds and uses.

            a.    DB289
                  -----

                        DB289 is an aromatic dication that utilizes Prodrug oral
            delivery technology to deliver the active drug into blood circulation by swallowing a pill. In May 2001, we completed Phase I safety trials of DB289 in human volunteers. The single and multi-dose trials demonstrated that DB289 was well tolerated by the volunteers.

                        The study was designed to evaluate the safety and
            pharmacokinetics (pharmacokinetics is the study of a drug's effect on the body from the time it is absorbed until it is eliminated) of three dosage levels of DB289 administered twice a day over a period of six days. In addition to the safety studies. The volunteers who were given the active drug participated in a secondary study to determine whether food affected absorption through the digestive system. The studies showed that DB289 passed easily through the digestive membrane and the drug was active (as designed) for several hours in the bloodstream. In addition, volunteers tested at the highest dosage levels in the multi-dose segment of the trial did not display any specific side effects, and the post-test EKGs, clinical chemistry and hematology parameters of those volunteers were all within normal ranges. The drug concentration levels in the blood were similar to levels that showed effectiveness in animal models in malaria, PCP and African sleeping sickness. In 2002 we began human trials in patients infected with the Trypanosome parasite that causes African sleeping sickness (see page 6).

            b.    Prodrug Formulation
                  -------------------

                        One of our most significant research developments was
            the discovery of technology to make dication drugs orally deliverable. This proprietary technology temporarily masks the positive charges of the dication, enabling the active compound to move easily across digestive membranes into blood circulation. Once the drug is in blood circulation, the masking charges are removed by naturally occurring enzymes thereby releasing the active drug. Until now, the inability to deliver active compounds across the digestive membrane into the bloodstream had reduced the attractiveness of aromatic cations/dications as effective antibiotics. Our scientists have patented four Prodrug synthesis methods allowing for oral delivery and making this entire class of compounds significantly more attractive for commercial development.

                        On February 26, 2003, Scientific Consortium members were
            granted a patent by the U.S. Patent Office entitled "Prodrugs for Antimicrobial Amidines" for a new proprietary technology to synthesize and manufacture dication and other compounds with Prodrug technology. This patent protects a substantially advanced process for economically producing oral drugs designed to treat infectious diseases and metabolic disorders such as fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia and tropical medicine diseases, including African sleeping sickness (trypanosomiasis) and leishmaniasis. Application of Prodrug technology is not limited to our products, and we are investigating the potential to sub-license the Prodrug process to other drug manufacturers for use on other compounds designed to be ingested orally and then activated in the blood stream.

      2.    The Scientific Consortium

                  The Scientific Consortium responsible for the invention and development of dication technology includes scientists from UNC, Georgia State, Duke University and Auburn University (collectively, the "Scientific Consortium").

            a.    Consortium Agreement and License
                  --------------------------------

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

                        Pursuant to the Consortium Agreement, Pharm-Eco agreed
            to transfer to us the worldwide exclusive license to use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on dications developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to Pharm-Eco. In March 2001, Pharm-Eco assigned the license to us. The January 28, 2002, License Agreement grants to us a similar worldwide exclusive license covering products based on dicationic technology developed by the Scientific Consortium after January 15, 1997 and incorporates the exclusive license assigned to us by Pharm-Eco in March 2001. The Consortium Agreement has provided us with rights to the Scientific Consortium's library of over 2,000 well-defined aromatic cationic compounds/dications and to all future technology to be designed by the Scientific Consortium. The Scientific Consortium scientists are considered to be among the world's leading experts in infectious diseases, computer modeling of dicationic pharmaceutical drugs and computer-generated drug designs.

                        The Consortium Agreement provides that we are required
            to pay to UNC on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium's dication technology. Each month on behalf of the inventor scientist or university, as the case may be, UNC submits to us an invoice for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date. For the fiscal year ended March 31, 2004, we reimbursed UNC $473,567 for such patent and patent-related costs, and in the past, we have reimbursed to UNC approximately $1,413,000 in the aggregate in patent and patent-related costs. We are also required to make milestone payments in the form of issuance of 100,000 shares of its common stock to the Consortium when we file our initial New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") based on Consortium technology and are required to pay to UNC on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, we are required to negotiate in good faith with UNC (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

                        Under the License Agreement, we must also reimburse the
            cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as we choose to retain the license to such patents.

D.    Our Subsidiaries

      1.    Immtech Hong Kong Limited

                  On January 13, 2003, we entered into an agreement with an investor who owned, through Lenton Fibre Optics Development Limited ("Lenton"), a Hong Kong company, a 1.6+ acre commercial real estate parcel located in a "free-trade zone" called the Futian Free Trade Zone, Shenzhen, in the People's Republic of China ("PRC"). Under the agreement, we purchased an 80% interest in Lenton by issuing to the investor

      1,200,000 unregistered shares of our common stock, $0.01 par value. We subsequently resold to the investor our interest in Lenton and the parcel of land in exchange for 100% ownership in the improved property described below under Super Insight Limited and Immtech Life Science Limited. In connection with the sale of Lenton, we acquired 100% ownership of Immtech Hong Kong Limited ("Immtech HK"), including Immtech HK's interest in Immtech Therapeutics Limited.

                  Subsequently, though a sublicense agreement, we transferred to Immtech HK our rights to develop and license university technology in certain Asian countries and to commercialize resulting products granted to us under the Consortium Agreement. We intend to use Immtech HK as a vehicle to further sublicense rights to develop specific indications to our indirect subsidiaries that will partner with investors who fund development costs of those indications. Immtech HK is a Hong Kong company.

            a.    Immtech Therapeutics Limited
                  ----------------------------

                        Immtech Therapeutics Limited ("Immtech Therapeutics")
            provides assistance to healthcare companies seeking access to China to conduct human clinical trials and to manufacture and/or distribute pharmaceutical products in China.

                        Immtech Therapeutics is majority owned by Immtech HK and
            its minority owners are Centralfield International Limited (a British Virgin Island (BVI) company and wholly-owned subsidiary of TechCap Holdings Limited) and Bingo Star Limited (BVI). TechCap has assets and resources in China upon which Immtech Therapeutics may draw. Bingo Star Limited has substantial financial and medical expertise and resources located in Hong Kong and China. Immtech Therapeutics is a Hong Kong company.

      2.    Super Insight Limited (BVI)

                  On November 28, 2003, we purchased from an investor 100% of Super Insight Limited ("Super Insight") and its wholly-owned subsidiary, Immtech Life Science Limited ("Immtech Life Science") and (ii) from Lenton Fiber Optics Development Limited, a 100% interest in Immtech HK. As payment for the acquisition, we transferred to the investor our 80% interest in Lenton and cash. Super Insight is a British Virgin Islands company.

            a.    Immtech Life Science Limited
                  ----------------------------

                        Immtech Life Science owns two floors of a
            newly-constructed building (the "Property") located in the Futian Free Trade Zone, Shenzhen, in the PRC in which Immtech intends to house a pharmaceutical production facility for manufacture of its products. The Property comprises Level One and Level Two of a building named the Immtech Life Science Building. The duration of the land use right associated with the building on which the Property is located is 50 years which expires May 24, 2051.

                        Under current law, we will enjoy reduced tax on the
            business located on the Property because the local government has granted incentives to business in high technology industrial sectors locating in the Futian Free Trade Zone. Our intended pharmaceutical manufacture use qualifies for the tax incentives. Immtech Life Science is a Hong Kong company.

E.    Manufacturing

      1.    The Scientific Consortium

                  Scientific Consortium members, specifically the combinatorial chemistry laboratory at Georgia State and the synthetic chemistry laboratory at UNC, have the capability to produce and inventory small quantities of the aromatic cations under license to us. To date, Georgia State and UNC have produced and supplied the dications requested in the quantities required under various testing agreements with third parties. We believe that Scientific Consortium members will continue to produce and deliver small quantities of compounds as needed for testing and commercialization purposes.

      2.    Third Party Sources

                  On October 23, 2003, we entered into an agreement with Cardinal Health PTS, Inc. (Cardinal Health) to develop prototype formulations of DB289 to improve oral bioavailability DB289. Once the formulation is perfected by Cardinal Health we intend, to engage Cardinal Health to produce commercial quantities of good manufacturing practices ("GMP") grade with raw materials to be produced by another third party. Cardinal Health is the second largest producer of pharmaceuticals and other medical supplies in the United States.

                  In February 2004, we entered into an agreement with Cambrex Charles City Inc. to improve the synthesis method for DB289, find methods to reduce the cost of manufacturing DB289, and to prepare the drug for production of commercial quantities of bulk GMP drug for clinical trials and sale. Cambrex is a global, diversified life sciences company dedicated to providing innovative products and services to accelerate drug discovery, development, and the manufacture of human therapeutics.

      3.    Our China Facility

                  See disclosure above under the heading Immtech Life Science Limited.

F.    Strategy

                  Our strategy is to develop oral drugs that are effective against infectious diseases and metabolic disorders by utilizing the aromatic cation/dicationic platform technology. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the WHO. Relatively few new drugs for treatment of infectious diseases have been brought to market during this period. New antibiotics are needed to overcome the problems of multi-drug resistance and the increasing number of new pathogens that are causing diseases in the world. Metabolic disorders, including diabetes and cancer, cause illness and death world wide. Scientists have struggled for decades to find effective treatments for both diabetes and cancer. Our initial studies have demonstrated the dication platform to be effective to these two devastating metabolic disorders.

                  We have been successful in developing a drug with a lower toxicity profile than Pentamidine that is orally available using our dication technology. We have leveraged our scientific partners and foundation funding while advancing our technology and human clinical trials in niche markets such as African sleeping sickness, as well as, in longer markets like malaria. We have advanced our pipeline in both antifungal and TB drugs, and established new programs in cancer, diabetes and neurological disorders. We plan to generate our first revenue by selling drugs into these niche markets with a U.S. FDA approval.

                  We intend to proceed with the development and commercialization of aromatic cations/dications for drug products pursuant to our agreement with the Scientific Consortium as follows:

      o Generate revenues through the sales of human drug products to foundations in 2005;

      o Generate revenues by selling DB289 for compassionate use with an FDA approval;

      o Conclude Phase IIb pivotal trials of DB289 for treatment of malaria and prepare for Phase III pivotal trial;

      o Utilize the FDA's Fast-Track designation of DB289 for treatment of African sleeping sickness to expedite commercialization;

      o Generate shareholder value by developing our pipeline of prodrugs targeting TB, anti-fungal, diabetes and cancer;

      o Develop through our subsidiary Immtech HK a diabetes program with a financial partner;

      o Identify additional orally available dications to take into human clinical trials to further our fungal and TB programs;

      o Create joint ventures with pharmaceutical and biotechnology companies interested in developing oral products to treat diseases such as fungal, diabetes and cancer;

      o Develop joint ventures to advance our compounds as agents with Animal Health indications; and

      o Co-develop a pharmaceutical cancer program with a joint venture partner or a pharmaceutical company partner.

                  Our strategy is to commercialize aromatic cations/dications and generate revenues first in niche markets through selling drugs for diseases for which no other viable treatments exist and taking advantage of fast track FDA or corollary foreign approvals where permitted. We will continue to work with academic institutions and foundations to support our drug development programs. We seek to simultaneously develop treatments for infectious diseases, such as TB and fungal infections, and metabolic and neoplastic disorders like diabetes and cancer with substantial markets that afflict large populations of people. We believe our first product candidates demonstrate the power and versatility of the dication and Prodrug platform technologies. We believe our experience with these compounds in human clinical trials will help us expedite acceptance and obtain regulatory approval of our product candidates in other markets. We will continue to manage and oversee the programs and the results of research performed by members of the Scientific Consortium and to use business-sponsored research programs, government and foundation grants, strategic joint ventures and other forms of collaborative programs to advance product commercialization. We consider our current collaborative relationships significant to the successful development of our business. We believe that our collaborations will significantly minimize shareholder dilution while advancing drugs rapidly to commercialization. We plan to enter into additional arrangements in the future to develop, manufacture and market not only the product candidates on which we are currently focused, but also those dications which the Scientific Consortium members are developing for future commercialization.

G.    Research and Development

                  Our current and future success will depend in large part on our ability to commercialize products based upon the platform technology for developing dications currently licensed to Immtech through the Consortium Agreement and future dications for which we have the exclusive worldwide rights to license from the Scientific Consortium.

                  During the past three fiscal years, we estimate that we have spent approximately $581,000, $1,111,000 and $893,000, respectively, in fiscal years ended March 31, 2002, 2003 and 2004, on Company sponsored research and development and approximately $3,377,000, $1,459,000 and $2,400,000, respectively, in fiscal years ended March 31, 2002, 2003 and 2004, on research and development sponsored by others. All research and development activity for fiscal years ended March 31, 2002, 2003 and 2004 has been in support of our pharmaceutical commercialization effort.

H.    Patents and Licenses

                  Our pharmaceutical compounds, including DB289 and DB075, are protected by multiple patents secured by members of the Scientific Consortium. We consider the protection of our proprietary technologies and products to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. To date, we have obtained exclusive licensing rights to 208 dication patents, 131 of which have been issued in the United States and in various global markets as of May 2004. In addition to the 181 dication patents previously mentioned we own seven additional patents. Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995, and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. 171 of our licensed patents, which includes 33 licensed U.S. patents, were submitted after June 8, 1995, including patents covering DB289, DB075 and our latest Prodrug formulation processes.

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

      1.    Patents

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

            a.    Patent Licenses
                  ---------------

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

            b.    Patent Rights
                  -------------

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

I.    Governmental Regulation

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

                  Obtaining FDA approval has historically been a costly and time consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct pre-clinical studies in the laboratory and on animals to gain preliminary information on a drug candidate's effectiveness as well as identify any safety problems. The results of these studies are submitted as a part of an IND application, which the FDA must review before human clinical trials of a drug candidate can begin. The IND application includes a detailed description of the pre-clinical data and investigations to be undertaken.

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

J.    Competition

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

                  Our competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. Many of our competitors have concentrated their efforts in the development of human therapeutics and developed or acquired internal biotechnology capabilities. We have utilized the Scientific Consortium as our research and development arm. In addition, many of these companies have extensive experience in pre-clinical testing and human clinical trials and in obtaining regulatory approvals. Our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. Competitors, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants. The timing of market introduction of our potential products or of competitors' products will be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, human clinical trials and regulatory approval processes and supply commercial quantities to market will influence our ability to bring a product to market.

                  Our competition will be determined in part by the potential indications for which our products are developed and ultimately approved by regulatory authorities. We rely on our collaborations with the Scientific Consortium members and other joint venture partners to enhance our competitive edge by providing manufacturing, testing and commercialization support. Currently, DB289 is in clinical trials to treat African sleeping sickness, PCP, and malaria. Other drugs moving forward in our pipeline address markets for new drugs for use in treating fungal, TB, and diabetic diseases. The following table lists major competitors and their drugs by disease:

------------------------------------------------------------------------------------------------------------------------------

                                                 African
                                                sleeping
    Malaria                  PCP                sickness              Antifungals                   TB
------------------------------------------------------------------------------------------------------------------------------
o Quinine                 o Bactrim             o Pentamidine          o Fluconazole              Rifampin
  (Watson                   (Hoffman              (Aventis)              (Pfizer)                 (Aventis,
  Pharma.)                  LaRoche)                                                              Ciba Geneva)
------------------------------------------------------------------------------------------------------------------------------
o Chloroquine             o Pentamidine         o Melarsoprol          o Itraconazole           o Isoniazid
  (Sanofi-Synthelabo        (Aventis)             (Aventis)            o Ketoconazole             (Lannett Co.
  Inc.)                                                                o Miconazole               Inc.,
                                                                         (Johnson &               Bristol-Meyers
                                                                         Johnson)                 Squibb, Hoffman
                                                                                                  LaRoche)
------------------------------------------------------------------------------------------------------------------------------
o Mefloquine                                    o Eflornithine         o Terbinafine            o Pyrazinamide
  (Hoffman                                        (Aventis)              (Novartis)               (Lederle
  LaRoche)                                                                                        Laboratories, ICN Canada
                                                                                                  Pharmaceuticals,
                                                                                                   Pharmascience Inc.)
------------------------------------------------------------------------------------------------------------------------------
o Amodiaquine                                   o Suramin              o Caspofungin            o Ethambutol
  (Pfizer)                                        (Bayer)                (Merck)                  (Lederle
                                                                                                   Laboratories, ICN Canada
                                                                                                  Pharmaceuticals)
------------------------------------------------------------------------------------------------------------------------------
                                                                       o Amphotericin
                                                                         B lipid complex
                                                                         (Fujisawa)
------------------------------------------------------------------------------------------------------------------------------

            We are developing products to treat infectious diseases and metabolic disorders. Our drug development program closest to commercialization, is for the treatment of African sleeping sickness, has been funded in large part by a grant to a scientific consortium lead by UNC from The Gates Foundation. The Gates Foundation has chosen to support the African sleeping sickness program because there currently exists no effective treatment for the disease. We believe The Gates Foundation has financed this project because the likelihood that a major pharmaceutical company would develop a treatment for the disease is small because treatments for diseases that affect economically-challenged populations, without charitable assistance, are less profitable than treatments for diseases that affect more developed nations. Our efforts to develop aromatic dicationic Prodrugs for treatment of African sleeping sickness contributes greatly to validating and advancing our technology platform and establishing pharmacological safety and dosage criteria for future compounds aimed at more mainstream markets.

            We have listed in the table above, where applicable, current treatments and the names of the manufacturers of those products used to treat disease for which we are developing product candidates, however, each of the products listed has limitations in terms of effectiveness to treat the disease, toxicity, severity of side effects, and/or difficulty of delivery (for example, Pentamidine must be administered either intravenously or by inhalation. We therefore believe that competition for our product candidates for certain indications has yet to be developed or approved.

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

                                  RISK FACTORS

There is no assurance that we will successfully develop a commercially viable product; our most advanced product candidate is in Phase II human clinical trials.

            We are at an early stage of human clinical trials, and in some cases pre-clinical, development activities required for drug approval and commercialization. Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements and advancing the commercialization of the dication technology platform. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until after March 31, 2005, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products. Our most advanced programs are in the Phase II human clinical testing stage using our first compound DB289 for several indications including trypanosomiasis (African sleeping sickness), PCP pneumonia, and malaria and must undergo substantial additional regulatory review prior to commercialization.

We have a history of losses and an accumulated deficit; our future profitability is uncertain.

            We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we continue research and development, clinical trial and commercialization efforts. As of March 31, 2004, we had an accumulated deficit of approximately $58,539,000. Losses from operations were approximately $4,693,000 and $12,866,000, for the fiscal years ended March 31, 2003 and March 31, 2004, respectively.

We will need substantial additional funds in future years to continue our research and development; if financing is not available, we may be required to reduce spending for our research programs, cease operations or pursue other financing alternatives.

            Our operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. Without substantial additional financing, we may be required to reduce some or all of our research programs or cease operations. Our cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical and clinical testing, responses to our grant requests, relationships with strategic partners, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA and foreign regulatory process and other factors. In any of these circumstances, we may require substantially more funds than we currently have available or currently intend to raise to continue our business. We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies, issuance of debt or from other sources. Additional financing may not be available when needed or may not be available on acceptable terms. If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain research and development programs, relinquish rights to certain technologies or product candidates, forego desired opportunities or license third parties to commercialize our products or technologies that we would otherwise seek to develop internally. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result.

            We receive funding primarily from technology licensing, grants, research and development programs and from sales of our equity securities. To date we have directed most of such funds not used for general and administrative overhead toward our research and development and commercialization programs (including preparation of submissions to regulatory agencies for product licensing). Until one or more of our product candidates is approved for sale, our funding is limited to funds received from testing and research agreements, licensing of our technology and potential fees associated with interim leasing of our properties while we develop them for product manufacture.

We do not have employment contracts with any employees other than our CEO, T. Stephen Thompson.

            We have an employment agreement with our CEO, T. Stephen Thompson that renews annually in April of each year unless 30 day prior notice of non-renewal is given by either party to the other. Mr. Thompson renewed his employment with us this year and has not expressed any indication that he desires to leave our employ or retire. All of our other employees are "at will" and may leave at any time, however, none have as of this date, expressed any intention to do so. We do not have "key-man" life insurance policies on any of our executives, including Mr. Thompson.

            Most of our business' financial aspects, including investor relations, intellectual property control and corporate governance, are under the direct supervision of Cecilia Chan and Gary Parks. Together with Mr. Thompson, Ms. Chan and Mr. Parks hold institutional knowledge and business savvy that they utilize to assist us to forge new relationships and exploit new business opportunities without diminishing or undermining existing programs and obligations. Neither Ms. Chan nor Mr. Parks have employment contracts with us, however, neither has indicated any intention to retire or leave our employ.

Some of our proprietary intellectual property is developed by scientists that are not employed by us.

            Our business depends to a significant degree on the continuing contributions of our key management, scientific and technical personnel, as well as on the continued discoveries of scientists, researchers and specialists at The University of North Carolina at Chapel Hill, Georgia State, Duke University and Auburn University (collectively, the "Scientific Consortium") and other research groups that assist in the development of our product candidates. Substantial amounts of our proprietary intellectual property is developed by scientists who are employed by the universities that comprise the Scientific Consortium and other research groups. We do not have control over, knowledge of, or access to those employment arrangements. We have not been advised by any of the key members of our company, the scientific research groups or of the Scientific Consortium of their intention to leave their employ or the program.

            There can be no assurance that the loss of certain members of management or the scientists, researchers and technicians from the Scientific Consortium universities would not materially adversely affect our business.

Additional research grants needed to fund our operations may not be available or, if available, not on terms acceptable to us.

            We have funded our product development and operations as of March 31, 2004 through a combination of sales of equity instruments and revenue generated from research agreements and grants. As of March 31, 2004, our accumulated deficit was approximately $58,539,000 of which approximately $11,259,000 was funded either directly or indirectly with grant funds and payments from research and testing agreements.

            In March 2001 we entered into a clinical research subcontract with UNC, funded by a $15.1 million grant from The Gates Foundation to UNC for the study of African sleeping sickness and leishmaniasis, under which UNC is to pay to us $9.8 million in installments over a period not to exceed five years based on our achieving certain milestones. We entered into a second subcontract with UNC under which we are to receive over $2.4 million based on a separate $2.7 million grant from the Gates Foundation to UNC to accelerate the African sleeping sickness study.

            In November 2003, we entered into a Testing Agreement with Medicines For Malaria Venture, a foundation established in Switzerland ("MMV") and UNC, pursuant to which we, with the support of MMV and UNC, are conducting a proof of concept study of DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malarial drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria. Under the terms of the agreement, MMV has advanced to us $668,000 for human clinical trials and has committed to fund additional budgeted amounts, subject to attainment of certain milestones, for additional clinical trials and regulatory preparation and filing costs for the approval to market DB289 for treatment of malaria by at least one internationally accepted regulatory body and one malaria endemic country. We forecast such costs to be approximately $8.2 million over the next three years.

            We will continue to apply for new grants to support continuing research and development of our dication platform technology and other product candidates. The process of obtaining grants is extremely competitive and there can be no assurance that any of our grant applications will be acted upon favorably. Some charitable organizations may request licenses to our proprietary information or may impose price restrictions on the products we develop with grant funds. We may not be able to negotiate terms that are acceptable to us with such organizations. In the event we are unable to raise sufficient funds to advance our product developments with grant funds we may seek to raise additional capital with the issuance of debt or equity securities. There can be no assurance that we will be able to place or sell debt or equity securities on terms acceptable to us and, if we sell equity, existing stockholders will suffer dilution (see Risk Factors, this section, entitled "Shares eligible for future sale may adversely affect our ability to sell equity securities," and "Our outstanding options and warrants may adversely affect our ability to consummate future equity financings due to the dilution potential to future investors").

None of our product candidates have been approved for sale by any regulatory agency; approval is required before we can sell drug products commercially.

            All of our product candidates, including DB289 and DB075, require additional clinical testing, regulatory approval and development of marketing and distribution channels, all of which are expected to require substantial additional investment prior to commercialization. There can be no assurance that any of our product candidates will be successfully developed, prove to be safe and effective in human clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If we are unable to commercialize our product candidates in a timely manner we may be required to seek additional funding, reduce or cancel some or all of our development programs, sell or license some of our proprietary information or cease operations.

There are substantial uncertainties related to clinical trials that may result in the extension, modification or termination of one or more of our programs.

            In order to obtain required regulatory approvals for the commercial sale of our product candidates, we must demonstrate through human clinical trials that our product candidates are safe and effective for their intended uses. Prior to conducting human clinical trials we must obtain governmental approvals from the host nation, approval from the U.S. to export our product candidate to the test site and qualify a sufficient number of volunteer patients that meet our trial criteria. If we do not obtain required governmental consents or if we do not enroll a sufficient number of patients in a timely manner or at all, our trial expenses could increase, results may be delayed or the trial may be cancelled.

            We may find, at any stage of our research and development, that product candidates that appeared promising in earlier clinical trials do not demonstrate safety or effectiveness in later clinical trials and therefore do not receive regulatory approvals. Despite the positive results of our pre-clinical testing and human clinical trials those results may not be predictive of the results of later clinical trials and large-scale testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even after promising results had been obtained in early-stage human clinical trials.

            Completion of human clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, difficulty in securing sufficient supplies of clinical trial materials or adverse events occurring during clinical trials. For instance, once we obtain permission to run a human trial, there are strict criteria regulating who we can test. In the case of African sleeping sickness, we are subject to civil unrest in sub-Sahara Africa where local rebels could close clinics and dramatically reduce enrollment rates, and make it difficult to conduct trials. In another case, our PCP-trial could encounter difficulties in finding potential patients because our initial regimen requires patients to first fail other treatment programs in order to be eligible for our treatment.

            Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of our development programs will be successfully completed, that any Investigational New Drug ("IND") application filed with the FDA (or any foreign equivalent filed with the appropriate foreign authorities) will become effective, that additional clinical trials will be allowed by the FDA or other regulatory authorities, or that clinical trials will commence as planned. There have been delays in our testing and development schedules due to the aforementioned conditions and funding and patient enrollment difficulties and there can be no assurance that our future testing and development schedules will be met.

We do not currently have pharmaceutical manufacturing capability, which could impair our ability to develop commercially viable products at reasonable costs.

            Our ability to commercialize product candidates will depend in part upon our ability to have manufactured or develop manufacturing capability to manufacture our product candidates, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. We currently lack facilities and personnel to manufacture our product candidates. There can be no assurance that we will be able to acquire such resources, either directly or through third parties, at reasonable costs, if we develop commercially viable products.

            We have acquired a facility in which we intend to commence construction of a pharmaceutical manufacturing plant in the PRC with our subsidiary Immtech Hong Kong Limited. Operation of such a facility is subject to various governmental approvals, which may be difficult or impossible to obtain. There can be no guarantee that products manufactured at this facility will be accepted in all countries where we desire to sell our future products.

We are dependent on third-party relationships for critical aspects of our business; problems that develop in these relationships may increase costs and/or diminish our ability to develop our product candidates.

            We use the expertise and resources of strategic partners and third parties in a number of key areas, including (i) research and development, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. We have licensing and exclusive commercialization rights to a dicationic pharmaceutical platform and are developing drugs intended for commercial use based on that platform. This strategy creates risks by placing critical aspects of our business in the hands of third parties, whom we may not be able to control. If these third parties do not perform in a timely and satisfactory manner, we may incur costs and delays as we seek alternate sources of such products and services, if available. Such costs and delays may have a material adverse effect on our business if the delays jeopardize our licensing arrangements by causing us to become non-compliant with certain license agreements.

            We may seek additional third-party relationships in certain areas, particularly in clinical testing, marketing, manufacturing and other areas where pharmaceutical and biotechnology company collaborators will enable us to develop particular products or geographic markets that are otherwise beyond our current resources and/or capabilities. There is no assurance that we will be able to obtain any such collaboration or any other research and development, manufacturing or clinical trial arrangements. Our inability to obtain and maintain satisfactory relationships with third parties may have a material adverse effect on our business by slowing our ability to develop new products, requiring us to expand our internal capabilities, increasing our overhead and expenses, hampering future growth opportunities or causing us to delay or terminate affected programs.

We are uncertain about the ability to protect or obtain necessary patents and protect our proprietary information; our ability to develop and commercialize our product candidates would be compromised without adequate intellectual property protection.

            We have spent and continue to spend considerable funds to develop our product candidates and we are relying on the potential to exploit commercially without competition the results of our product development. Much of our intellectual property is licensed to us under various agreements including the Consortium Agreement. It is the primary responsibility of the discoverer to develop his, her or its invention confidentially, insure that the invention is unique, and to obtain patent protection. In most cases, our role is to reimburse patent related costs after we decide to develop any such invention. We therefore rely on the inventors to insure that technology licensed to us is adequately protected. Without adequate protection for our intellectual property we believe our ability to realize profits on our future commercialized product would be diminished. Without protection, competitors might be able to copy our work and compete with our products without having invested in the development.

            There can be no assurance that any particular patent will be granted or that issued patents will provide us, directly or through licenses, with the intellectual property protection contemplated. Patents and licenses of patents can be challenged, invalidated or circumvented. It is also possible that competitors will develop similar products simultaneously. Our breach of any license agreement or the failure to obtain a license to any technology or process which may be required to develop or commercialize one or more of our product candidates may have a material adverse effect on our business including the need for additional capital to develop alternate technology, the potential that competitors may gain unfair advantage and lessen our expectation of potential future revenues.

            The pharmaceutical and biotechnology fields are characterized by a large number of patent filings, and a substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Third parties may have filed applications for, or may have been issued, certain patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those that we are attempting to develop and commercialize. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. No assurance can be given that patents do not exist, have not been filed or could not be filed or issued, which contain claims relating to or competitive with our technology, product candidates, product uses or processes. If patents have been or are issued to others containing preclusive or conflicting claims, then we may be required to obtain licenses to one or more of such patents or to develop or obtain alternative technology. There can be no assurance that the licenses or alternative technology that might be required for such alternative processes or products would be available on commercially acceptable terms, or at all.

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

We rely on technology developed by others and shared with collaborators to develop our product candidates which puts our proprietary information at risk of unauthorized disclosure.

            We rely on trade secrets, know-how and technological advancement to maintain our competitive position. Although we use confidentiality agreements and employee proprietary information and invention assignment agreements to protect our trade secrets and other unpatented know-how, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

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

            At times we may enter into confidentiality agreements with other companies, allowing them to test our technology for potential future licensing, in return for milestone and royalty payments should any discoveries result from the use of our proprietary information. We cannot be assured that such parties will honor these confidentiality agreements subjecting our intellectual property to unintended disclosure.

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

            Adverse determinations in litigation or interference proceedings could require us to seek licenses (which may not be available on commercially reasonable terms) or subject us to significant liabilities to third parties, and could therefore have a material adverse effect on our business by increasing our expenses and having an adverse effect on our business. Even if we prevail in an interference proceeding or a lawsuit, substantial resources, including the time and attention of our officers, would be required.

Confidentiality agreements may not adequately protect our intellectual property which could result in unauthorized disclosure or use of our proprietary information.

            We require our employees, consultants and third-parties with whom we share proprietary information to execute confidentiality agreements upon the commencement of their relationship with us. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship will be our exclusive property and will be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information. If our unpatented proprietary information is publicly disclosed before we have been granted patent protection, our competitors could be unjustly enriched and we could lose the ability to profitably develop products from such information.

Our industry has significant competition; our product candidates may become obsolete prior to commercialization due to alternative technologies thereby rendering our development efforts obsolete or non-competitive.

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

            We are aware of other companies and institutions dedicated to the development of therapeutics similar to those we are developing, including Aventis Pharmaceuticals, Inc., Hoffman-LaRoche Ltd., Sanofi-Synthelabo Inc., Pfizer Inc., and Bayer Corporation. Many of our existing or potential competitors have substantially greater financial and technical resources than we do and therefore may be in a better position to develop, manufacture and market pharmaceutical products. Many of these competitors are also more experienced performing pre-clinical testing and human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of our product candidates.

            In the event some or all of our programs are rendered non-competitive or obsolete, we do not currently have alternative strategies to develop new product lines or financial resources to pursue such a course of action.

There is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates for any indication; we are subject to government regulation for the commercialization of our product candidates.

            We have not made application to the U.S. FDA or any other regulatory agency to sell commercially or label any of our product candidates. We or our test collaborators have received licenses from the FDA to export DB289 for testing purposes and have been approved to conduct human clinical trials for various indications in each of the Democratic Republic of Congo, Angola, Thailand and Peru.

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

            Each of our product candidates must be approved for each indication for which we believe it to be viable. We have not yet determined from which regulatory bodies we will seek approval for our product candidates or for which indications. Once determined, the approval process is subject to those agencies' policies and acceptance of those agencies' approvals, if obtained, in the countries where we intend to market our product candidates.

We have not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our product candidates.

            On April 23, 2004 the FDA granted fast-track designation for DB289, our first oral drug, for treatment of African sleeping sickness
(trypanosomiasis), meaning the FDA will accept initial late-stage data from us rather than waiting for the entire Phase III clinical trial data to be submitted together for consideration of approval to market the drug.

            The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied. Furthermore, the approval process is extremely expensive and uncertain. There can be no assurance that our product candidates will be approved for commercial sale in the United States by the FDA or regulatory agencies in foreign countries. The regulatory review process can take many years and we will need to raise additional funds to complete the regulatory review process for our current product candidates. Therefore, the failure to receive FDA approval would have a material adverse effect on our business by precluding us from marketing and selling such products in the United States and preventing us from representing to other nations that the U.S. FDA has approved our products to facilitate accelerated review procedures in those nations and therefore negatively impacting our ability to generate future revenues. Even if regulatory approval of a product is granted, there can be no assurance that we will be able to obtain the labeling claims (a labeling claim is a product's description and its FDA permitted uses) necessary or desirable for the promotion of such product. FDA regulations prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for post-marketing studies if regulatory approval is obtained; we will then be subject to ongoing FDA obligations and continued regulatory review. In particular, we, or our third party manufacturers, will be required to adhere to Good Manufacturing Practices ("GMP"), which require us (or our third party manufacturers) to manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control. Further, we (or our third party manufacturers) must pass a manufacturing facilities pre-approval inspection by the FDA or corollary agency before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties, such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product.

            Prior to the submission of an application for FDA approval, our pharmaceutical drugs and biologics undergo rigorous pre-clinical and clinical testing, which may take several years and the expenditure of substantial financial and other resources. Before commencing clinical trials in humans in the United States, we must submit to the FDA and receive clearance of an IND. There can be no assurance that submission of an IND for future clinical testing of any of our product candidates under development or other future product candidates would result in FDA permission to commence clinical trials or that we will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Further, there can be no assurance that if such testing of product candidates under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory body or approved by the FDA for marketing in the United States or by any such foreign regulatory bodies for marketing in foreign jurisdictions.

            If a product is regulated as a biologic, the FDA will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application ("ELA") before commercial marketing can commence. The PLA must include detailed information about the biologic, its manufacture and the results of product development, pre-clinical studies and clinical trials. The FDA's time to review PLAs and ELAs averages two to five years. The FDA may ultimately decide that the PLA and ELA do not satisfy the regulatory criteria for approval and deny approval or require additional clinical studies. Future federal, state, local or foreign legislation or administrative acts could also prevent or delay regulatory approval of our pharmaceutical drug and biologic candidates. We anticipate filing a NDA with the FDA for compassionate use of DB289 as a treatment for trypanosomiasis in sub-Sahara Africa in calendar year 2005.

Our most advanced programs are developing products intended for sale in countries that may not have established pharmaceutical regulatory agencies.

            Some of the intended markets for our treatment of African sleeping sickness and malaria are in countries without developed pharmaceutical regulatory agencies. We plan in such cases to try first to obtain regulatory approval from a recognized pharmaceutical regulatory agency such as the U.S. FDA or one or more European agencies and then to apply to the targeted country for recognition of the foreign approval. Because the countries where we intend to market treatments for African sleeping sickness and malaria are not obligated to accept foreign regulatory approvals and because those countries do not have standards of their own for us to rely upon, we may be required to provide additional documentation or complete additional testing prior to distributing our products in those countries.

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

            Health care reform proposals are continually introduced in the United States Congress and in various state legislatures and there is no guarantee that such proposals will not be introduced in the future. We cannot predict when any proposed reforms will be implemented, if ever, or the effect of any implemented reforms on our business. Implemented reforms may have a material adverse effect on our business by reducing or eliminating the availability of third-party reimbursement for our anticipated products or by limiting price levels at which we are able to sell such products. If reimbursement is not available for our products, health care providers may prescribe alternative remedies if available. Patients, if they cannot afford our products, may do without. In addition, if we are able to commercialize products in overseas markets, then our ability to achieve success in such markets may depend, in part, on the health care financing and reimbursement policies of such countries. We cannot predict changes in health care systems in foreign countries, and therefore, do not know the effects on our business of possible changes.

Shares eligible for future sale may adversely affect our ability to sell equity securities.

            Sales of our common stock (including the issuance of shares upon conversion of preferred stock) in the public market could materially and adversely affect the market price of shares because prior sales have been executed at or below our current market price. We have outstanding four series of preferred stock that convert to common stock at prices equivalent to $4.42, $4.00, $4.42 and $9.00, respectively, for our series A, series B, series C and series D convertible preferred stock. Our obligation to convert the preferred stock upon demand by the holders may depress the price of our common stock and also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

            As of June 4, 2004, we had 9,905,324 shares of common stock outstanding, plus (1) 80,400 shares of series A convertible preferred stock, convertible into approximately 454,750 shares of common stock at the conversion rate of 1:5.656, (2) 19,925 shares of series B Convertible Preferred stock convertible into approximately 124,531 shares of common stock at the conversion rate of 1:6.25, (3) 67,252 shares of series C convertible preferred stock convertible into approximately 380,384 shares of common stock at the conversion rate of 1:5.656, (4) 200,000 shares of series D convertible preferred stock convertible into approximately 555,540 shares of common stock at the conversion rate of 1:2.778, (5) 964,057 options to purchase shares of common stock with a weighted-average exercise price of $8.91 per share and (6) 2,885,312 warrants to purchase shares of common stock with a weighted-average exercise price of $7.42 Of the shares outstanding, 7,297,511 shares of common stock are freely tradable without restriction. All of the remaining 2,607,813 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended (the "Securities Act").

Our outstanding options and warrants may adversely affect our ability to consummate future equity financings due to the dilution potential to future investors.

            We have outstanding options and warrants for the purchase of shares of our common stock with exercise prices currently below market which may adversely affect our ability to consummate future equity financings. The holders of such warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. To the extent any such options and warrants are exercised, the value of our outstanding shares of our common stock will be diluted.

            As of June 4, 2004, we have outstanding vested options to purchase 654,508 shares of common stock at a weighted-average exercise price of $7.24 and vested warrants to purchase 2,875,312 shares of common stock with a weighted-average price of $7.44.

            Due to the number of shares of common stock we are obligated to sell pursuant to outstanding options and warrants described above, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding options and warrants.

The market price of our common stock has experienced significant volatility.

            The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have been and can be expected to be especially volatile. Our common stock price in the 52-week period ended June 10, 2004 had a low of $5.35 and high of $32.51. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of pharmaceutical drugs or biologics and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our common stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.

We routinely pay vendors in stock as consideration for their services; this may result in shareholder dilution, additional costs and difficulty retaining certain vendors.

            In order for us to preserve our cash resources, we often pay vendors in shares, warrants or options to purchase shares of our common stock rather than cash. Payments for services in stock may materially and adversely affect our shareholders by diluting the value of outstanding shares of our common stock. In addition, in situations where we have agreed to register the shares issued to a vendor, this will generally cause us to incur additional expenses associated with such registration. Paying vendors in shares, warrants or options to purchase shares of common stock may also limit our ability to contract with the vendor of our choice should that vendor decline payment in stock.

We do not intend to pay dividends on our common stock. Until such time as we pay cash dividends our stockholders must rely on increases in our stock price for appreciation.

            We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our products and therefor we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in our common stock's market price for appreciation.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

            Our certificate of incorporation limits, to the maximum extent permitted under Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. We have entered into indemnification agreements with our officers and directors containing provisions that are in some respects broader than the specific indemnification provisions under Delaware law. The indemnification agreements may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director's duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

            We believe that our limitation of director liability assists us to attract and retain qualified directors. However, in the event a director or the board commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such director(s) legal defense and potentially any damages resulting therefrom. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders best interests because it enhances our ability to retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

            Nevertheless, limitations of director liability may be viewed as limiting the rights of stockholders, and the broad scope of the indemnification provisions contained in our certificate of incorporation and bylaws could result in increased expenses. Our board of directors believes, however, that these provisions will provide a better balancing of the legal obligations of, and protections for, directors and will contribute positively to the quality and stability of our corporate governance. Our board of directors has concluded that the benefit to stockholders of improved corporate governance outweighs any possible adverse effects on stockholders of reducing the exposure of directors to liability and broadened indemnification rights.

Product liability exposure may expose us to significant liability.

            We do not have pharmaceutical products for sale and we therefor do not carry product liability insurance. However, if we do commercialize drug products we will face risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred, potentially damaging our financial performance. We do carry commercial general liability insurance and clinical trials insurance which covers our human clinical trial activities.

ITEM 2.     PROPERTIES

            Our administrative offices and research laboratories are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061. We occupy approximately 9,750 square feet of space under a lease that expires on March 14, 2005. We are in the process of negotiating an extension on the current lease. Our rent for the Vernon Hills facility is $12,800 per month through March 2005. We are also charged by the landlord a portion of the real estate taxes and common area operating expenses. Our New York offices are located at One North End Avenue, New York, New York 10282. We pay rent of approximately $10,100 per month, on a month-to-month basis, for approximately 2,500 square feet of space for our New York office. (See Item 13. "Certain Relationships and Related Transactions.") We believe our current facilities are adequate for our needs for the foreseeable future and, in the opinion of our management, the facilities are adequately insured.

            Our indirectly wholly-owned subsidiary, Immtech Life Science, owns two floors of a newly-constructed building located in the Futian Free Trade Zone, Shenzhen, in the PRC in which we intend to construct a pharmaceutical production facility for manufacture of our products. The property comprises the first two floors of an industrial building named the Immtech Life Science Building. The duration of the land use right associated with the building on which the property is located is 50 years which expires May 24, 2051.

ITEM 3.     LEGAL PROCEEDINGS

            We are parties to the following legal proceedings:

Dale M. Geiss v. Immtech International, Inc. and Criticare Systems, Inc.
------------------------------------------------------------------------

            On January 14, 2002 plaintiff filed a complaint in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, State of Illinois, against the Company and Criticare Systems, Inc. ("Criticare"). The Company filed two motions to dismiss, both of which were successful. Thereafter, the plaintiff amended his complaint for a third time. After engaging in preliminary discovery, plaintiff agreed to voluntarily dismiss his action. On February 10, 2004, the Court entered an Order granting plaintiff's motion to voluntarily dismiss the action without prejudice.

Immtech International, Inc., et al. v. Neurochem, Inc., et al.
--------------------------------------------------------------

            On August 12, 2003, the Company filed a lawsuit in Federal District Court in New York against Neurochem, Inc. On January 23, 2004, the Company amended the complaint and added two additional plaintiffs, UNC and Georgia State, and an additional defendant, Neurochem (International) Limited. The Company's amended complaint alleges that Neurochem misappropriated the Company's intellectual property by filing a series of patent applications relating to compounds synthesized and developed by the Consortium, with whom Immtech has an exclusive license agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat Alzheimer's disease. Pursuant to the terms of the agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech's prior written consent, to advise Immtech before filing any patent applications and to provide the Company with all testing and evaluation data. The amended complaint alleges that Neurochem fraudulently induced the Company into signing the testing agreement, misappropriated valuable intellectual property, filed a series of fraudulent patent applications, breached numerous provisions of the testing agreement, fraudulently transferred all its rights in the patent applications to an offshore affiliate - Neurochem (International) Limited, blocking the development of the Consortium's compounds for the treatment of Alzheimer's disease. By engaging in these acts, plaintiffs allege that defendants have prevented the public from obtaining the potential benefit of new drugs for the treatment of Alzheimer's disease, which would be in competition to Neurochem's Alzhemed drug. The plaintiffs seek injunctive relief and monetary and punitive damages.

            The defendants recently filed a motion with the court to compel arbitration, or in the alternative, to dismiss the amended complaint. After receiving legal memorandum from the parties and having heard oral argument, on April 8, 2004, the court ruled that an arbitrator, not the court, should decide the issue of whether the Company's claims against the defendants should be heard by the court or an arbitrator. The Company has requested the court reconsider its ruling, or in the alternative, issue an order allowing the Company to file an appeal to the Second Circuit Court of Appeals. Defendants have opposed the Company's motion, and the issue is currently before the court.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.
------------------------------------------------------------------

            On October 20, 2003, plaintiffs filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors. On April 19, 2004, the Company and its officers and directors filed a motion with the court to dismiss the complaint. On May 17, 2004, plaintiffs filed opposition papers. Defendants have filed a reply brief and the motion is currently before the court. The Company believes that plaintiffs' claims are meritless and intends to vigorously defend this action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Matters submitted to a vote of the security holders at our Annual Meeting on January 7, 2004 at the American Stock Exchange in New York City have been disclosed in our quarterly report on Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 17, 2004.

                                    PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Market Information
------------------

            Our common stock has been quoted on the American Stock Exchange under the symbol "IMM" since August, 11, 2003 (our common stock was quoted under the Symbol "IMMT" on the NASDAQ SmallCap Market from April 26, 1999 to March 29, 2000, on the NASDAQ National Market System from March 30, 2000 to March 8, 2002, on the NASDAQ SmallCap Market from March 9, 2002 to December 2, 2002, and on the NASDAQ OTC Bulletin Board from December 2, 2002 to August 11, 2003). Following are the reported high and low share trade prices as reported by IDD Information Services, NASDAQ Online and Lexis/Nexis for each of the quarters set forth below since the fiscal quarter ended March 31, 2002.


                                                 High      Low
                                               -------   -------
            2002

            Quarter ended March 31, 2002       $ 7.400   $ 4.000

            Quarter ended June 30, 2002        $ 5.990   $ 2.800

            Quarter ended September 30, 2002   $ 5.150   $ 2.390

            Quarter ended December 31, 2002    $ 3.800   $ 2.120

            2003

            Quarter ended March 31, 2003       $ 4.850   $ 1.580

            Quarter ended June 30, 2003        $ 7.000   $ 4.150

            Quarter ended September 30, 2003   $18.820   $ 5.700

            Quarter ended December 31, 2004    $32.510   $ 9.000

            2004

            Quarter ended March 31, 2004       $19.500   $10.110

Shareholders
------------

            As of June 4, 2004, there were approximately 232 shareholders of record of our common stock and the number of beneficial owners of shares of common stock as of such date was approximately 2,854. As of June 4, 2004, there were approximately 9,905,324 shares of common stock issued and outstanding.

Dividends
---------

            We have never declared or paid dividends on our common stock and we do not intend to pay any common stock dividends in the foreseeable future. Our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock earn dividends of 6%, 8%, 8% and 6% per annum, respectively, each payable semi-annually on each April 15 and October 15 while outstanding, and which, at our option, may be paid in cash or in shares of our common stock. On April 15, 2003, October 15, 2003 and April 15, 2004 we paid dividends to the holders of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock on October 15, 2003 and April 15, 2004 with paid dividends to the holders of our Series C Convertible Preferred Stock, and on April 15, 2004 we paid dividends to the holders of our Series D Convertible Preferred Stock, in each case in shares of common stock, with fractional shares paid in cash.

Recent Sales of Unregistered Securities
---------------------------------------

            We issued unregistered securities in the following transactions during the fiscal quarter ended March 31, 2004:

      o On January 22, 2004 we issued (i) 24,600 shares of our Series D Stock and related warrants to purchase 24,600 shares of our common stock pursuant to an exemption from registration under Regulation D of the Securities Act for $615,000 in the aggregate and (ii) 175,400 shares of our Series D Stock and related warrants to purchase 175,400 shares of our common stock pursuant to an exemption from registration under Regulation S of the Securities Act for $4,385,000 in the aggregate. A complete description of the designations, preferences, voting powers, qualifications, special or relative rights and privileges of the Series D Stock is contained in our Series D Convertible Preferred Stock Certificate of Designation and a complete description of the terms of the warrants are contained in our form of Common Stock Warrant, both filed as exhibits to our current report on Form 8-K dated January 22, 2004.

      o On February 24, 2004 we issued 13,550 shares of common stock from the exercise of options by Craig B. Thompson, having received $6,328 for their exercise.

      o On March 30, 2004 we issued 300 shares of common stock from the exercise of options by Regina Durlak, having received $765 for their exercise.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

            The following table provides information as of March 31, 2004, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.


                                                                    Number of
                                                                    securities
                                                                    remaining
                                                                    available
                                                                   for future
                                                                    issuance
                              Number of                           under equity
                            securities to     Weighted average    compensation
                           be issued upon    exercise price of       plans
                             exercise of        outstanding        (excluding
                             outstanding          options,         securities
                              options,          warrants and      reflected in
   Plan category (in     warrants and rights     rights(1)         column(a))
       thousands)                (a)                (b)               (c)
-----------------------  -------------------  ------------------ ---------------
Equity compensation                962,574         $    8.63           340,250
  plans approved by
  security holders(2)
Equity compensation              2,987,710         $    7.70
  plans not approved by
  security holders(3)
                         -------------------------------------------------------
Total                            3,950,284         $    7.93           340,250
--------------------------------------------------------------------------------

------------

(1) As adjusted for reverse stock splits that occurred on each of July 24, 1998 and January 25, 1999.

(2) This category consists solely of options.

(3) This category consists solely of warrants.

Series C Convertible Preferred Stock Private Placements
-------------------------------------------------------

            On June 6, 2003, we filed a Series C Convertible Preferred Stock Certificate of Designation ("Series C Certificate of Designation") with the Secretary of State of the State of Delaware, designating 160,000 shares of our 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share ("Series C Preferred Stock"). Dividends on the Series C Preferred Stock accrue at a rate of 8% on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. We have the option to pay the dividend either in cash or in equivalent shares of common stock. If common stock is to be used to pay the dividend, such common stock is to be valued at the 10-day volume-weighted average price immediately prior to the date of payment.

            Each share of Series C Preferred Stock is convertible by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price"), subject to antidilution adjustment. We may at any time after the first anniversary of the date of issuance require that any or all outstanding shares of Series C Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series C Preferred Stock is convertible is registered pursuant to an effective registration statement. The number of shares of common stock will be determined by (i) dividing the Liquidation Price by the Conversion Price, provided that the closing bid price for our common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, or (ii) if the requirements of (i) above are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to antidilution adjustments, as set forth in the Series C Certificate of Designation.

            We may, upon 30 days' notice, redeem any or all outstanding shares of the Series C Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Preferred Stock into shares of common stock during the 30-day period. The Series C Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series C Preferred Stock is entitled to 5.6561 votes with respect to any and all matters presented to our stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, holders of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Preferred Stock and Series D Preferred Stock vote together with the holders of our common stock as a single class.

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

Series D Convertible Preferred Stock Private Placements
-------------------------------------------------------

            On January 15, 2004, we filed a Series D Convertible Preferred Stock Certificate of Designation ("Series D Certificate of Designation") with the Secretary of State of the State of Delaware, designating 200,000 shares of our 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share ("Series D Preferred Stock"). Dividends on the Series D Preferred Stock accrue at a rate of 6% on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. We have the option to pay the dividend either in cash or in equivalent shares of common stock. If common stock is to be used to pay the dividend, such common stock is to be valued at the 10-day volume-weighted average price immediately prior to the date of payment.

            Each share of Series D Preferred Stock is convertible by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price"), subject to antidilution adjustment. We may at any time after

January 1, 2005 require that any or all outstanding shares of Series D Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series D Preferred Stock is convertible is registered pursuant to an effective registration statement. The number of shares of common stock will be determined by (i) dividing the Liquidation Price by the Conversion Price, provided that the closing bid price for our common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, or (ii) if the requirements of (i) above are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to antidilution adjustments, as set forth in the Series D Certificate of Designation.

            We may, upon 30 days' notice, redeem any or all outstanding shares of the Series D Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Preferred Stock into shares of common stock during the 30-day period. The Series D Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series D Preferred Stock is entitled to 2.7778 votes with respect to any and all matters presented to our stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, holders of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock vote together with the holders of our common stock as a single class.

            On January 15, 2004, we issued an aggregate of 200,000 shares of our Series D Preferred Stock in a private placement to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act of 1933, as amended (the "Securities Act"). The gross proceeds of the offering were $5,000,000. The securities were sold pursuant to exemptions from registration under the Securities Act and we intend to register the shares under the Securities Act.

            Subject to adjustment for dilution, each share of Series D Preferred Stock is convertible into 2.7778 shares of common stock.

            In January 2004, in connection with the Series D Convertible Preferred Stock private placement offering, we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $16.00 per share of common stock. The warrants expire on the fifth anniversary of their date of issuance. The warrant exercise period commenced immediately upon issuance of the warrant. At any time after the first anniversary of the date of issuance and if our common stock closing price is above 200% of the exercise price for 20 consecutive trading days, we may, upon 20 days notice, redeem any unexercised portion of any warrants for a redemption fee equal to $.10 per share of common stock underlying the warrants. During the 20-day notice period, the warrant holder may exercise all or a portion of the warrants by tendering the appropriate exercise price.

Conversion of Preferred Stock to Common Stock.
----------------------------------------------

Series A. On May 10, 2004, holders of Series A Convertible Preferred Stock ("Series A Stock") converted 400 shares of Series A Stock and accrued dividends into 2,264 shares of common stock, respectively.

Series C. On February 3, 2004, February 6, 2004, February 23, 2004, February 24, 2004, April 15, 2004, April 16, 2004, and May 10, 2004, holders of Series C Convertible Preferred Stock ("Series C Stock") converted 5,200 shares, 2,800 shares, 1,768 shares, 1,000 shares, 3,768 shares, 884 shares and 400 shares of Series C stock and accrued dividends into 29,627 shares, 15,953 shares, 10,095 shares, 5,711 shares, 21,311 shares, 5,000 shares, and 2,264 shares of common stock, respectively.

Amendment to Restated Certificate of Incorporation
--------------------------------------------------

            On November 4, 2003, our Board of Directors authorized an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 30 million to 100 million. This amendment was approved by our shareholders at the Company's annual meeting held on January 7, 2004. Additionally, the shareholders approved additional amendments to our Restated Certificate of Incorporation which provide for indemnification of our officers and directors to the maximum extent of Delaware law and to generally update our Restated Certificate of Incorporation as permitted by Delaware law.

            Our shareholders also authorized up to a two-for-one stock split of our common stock that our Board of Directors has so far deferred to act upon. The Board of Directors has determined that a stock split in not in our best interest at this time but reserves the right to implement the stock split as approved at such time as it deems prudent, if at all.

ITEM 6.     SELECTED FINANCIAL DATA

            The following table sets forth certain selected financial data that was derived from our financial statements (dollars in thousands except per share data):

                                                                              Year ended March 31,
                                                 ----------------------------------------------------------------------------------

                                                 ----------------------------------------------------------------------------------
                                                    2004              2003            2002                2001             2000
                                                 -----------      -----------      -----------         -----------      -----------


Statement of Operations:

REVENUES                                         $     2,416      $     1,609      $     3,522         $     1,355      $       369

EXPENSES:
  Research and development                             3,293            2,570         (3)3,958               6,695        (1)10,255
  General and administrative                       (6)11,989         (5)3,732            2,928            (2)4,719            1,732
  Equity in loss of joint venture                                                                                               135
                                                 -----------      -----------      -----------         -----------      -----------

      Total expenses                                  15,282            6,302            6,886              11,414           12,122

LOSS FROM OPERATIONS                                 (12,866)          (4,693)          (3,364)            (10,059)         (11,753)
                                                 -----------      -----------      -----------         -----------      -----------
OTHER INCOME(EXPENSE):
  Interest income                                         20               14               41                 199              319
  Loss on sales of investment
   securities - net
                                                 -----------      -----------      -----------         -----------      -----------
      Other income (expense) - net                        20               14               41                 196              319
                                                 -----------      -----------      -----------         -----------      -----------

NET LOSS                                             (12,866)          (4,679)          (3,323)             (9,863)         (11,434)

CONVERTIBLE PREFERRED STOCK
  DIVIDENDS AND CONVERTIBLE
  PREFERRED STOCK DEEMED
  DIVIDENDS(4)                                        (3,526)            (452)            (938)(4)

REDEEMABLE PREFERRED STOCK
  CONVERSION, PREMIUM AMORTIZATION
  AND DIVIDENDS
                                                 -----------      -----------      -----------         -----------      -----------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                       (16,372)     $    (5,131)     $    (4,261)        $    (9,863)     $   (11,434)
                                                 ===========      ===========      ===========         ===========      ===========

                                                                              Year ended March 31,
                                                 ----------------------------------------------------------------------------------

                                                 ----------------------------------------------------------------------------------
                                                    2004              2003            2002                2001             2000
                                                 -----------      -----------      -----------         -----------      -----------

BASIC AND DILUTED NET LOSS PER
  SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
                                                 -----------      -----------      -----------         -----------      -----------

Net loss                                               (1.43)           (0.71)           (0.55)              (1.78)           (2.27)

         Convertible preferred stock
           dividends and convertible
      preferred stock premium deemed
  dividends                                            (0.39)           (0.07)           (0.16)
                                                 -----------      -----------      -----------         -----------      -----------

      BASIC AND DILUTED NET LOSS PER
        SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                   $     (1.82)     $     (0.78)     $     (0.71)        $     (1.78)     $     (2.27)
                                                 ===========      ===========      ===========         ===========      ===========

     WEIGHTED AVERAGE SHARES USED IN
    COMPUTING BASIC AND DILUTED LOSS
  PER SHARE                                        8,977,817        6,565,495        6,011,416           5,545,190        5,036,405

                                                                                   March 31,
                                                 ----------------------------------------------------------------------------------

                                                 ----------------------------------------------------------------------------------
                                                    2004              2003            2002                2001             2000
                                                 -----------      -----------      -----------         -----------      -----------



                 Balance Sheet Data:
Cash and cash equivalents                              6,745              112            2,038               2,098            4,596
Restricted funds on deposit                            2,155            2,740              602               3,813
 Investment securities available for
  sale                                                                                                                        1,361
Working capital (deficiency)                           6,136             (115)           1,567                 663            4,402
Total assets                                          12,586            6,610            2,876               6,168            6,224
Convertible preferred stock                            9,522            5,138            4,032
          Deficit accumulated during
  development stage                                  (58,539)         (42,167)         (37,036)            (32,775)         (22,912)
                                                 ===========      ===========      ===========         ===========      ===========

Stockholders' equity                                   9,748            3,192            1,736                 859            4,620

-----------

(1) Includes $6,113 of research and development costs related to the acquisition of rights to technology and dications which were acquired through the issuance of 611,250 shares of common stock.

(2) Includes $1,288 of costs related to the issuance of warrants to purchase 300,000 shares of common stock as compensation for financial consulting services.

(3) Includes $1,159 credit to (reduction in) research and development costs for the settlement of certain disputed costs previously expensed during the year ended March 31, 2000.

(4) See Note 7 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

(5) Includes $758 of costs related to the issuance of 150,000 shares of common stock to Cheung Ming Tak to act as our non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in the PRC; $188 of costs related to the issuance of 40,000 shares of common stock to The Gabriele Group, L.L.C., for assistance with respect to management consulting, strategic planning, public relations and promotions and includes $89 of costs related to the issuance of 8,333 shares of common stock and the vesting of 29,165 warrants to Fulcrum Holdings of Australia, Inc. ("Fulcrum").

(6) Includes non-cash charges of (i) $2,744 of costs related to the issuance of warrants to purchase 600,000 shares of common stock issued to China Harvest International Ltd as payment for services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) $63 for the issuance of 10,000 shares of common stock issued to Mr. David Tat Koon Shu for consulting services in China, (iii) $1,400 for the issuance of 100,000 shares of common stock issued to Fulcrum for assisting with listing our securities on a recognized stock exchange and for consulting services, (iv) $2,780 for the vested portion of 91,667 shares of common stock and the vested portion of warrants to purchase 320,835 shares of common stock issued to Fulcrum during the fiscal year based on agreements signed March 21, 2003, and (v) $247 for the attainment of certain milestones with respect to the vesting of warrants to purchase 20,000 shares of common stock issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group, LLC) based upon agreements signed July 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

            We are a pharmaceutical company focused on the development and commercialization of oral drugs to treat infectious diseases and metabolic disorders. We have development programs that include fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia and tropical medicine diseases, including African sleeping sickness (trypanosomiasis) and leishmaniasis. We hold worldwide patents, patent applications, and licenses to worldwide patents, patent applications and technologies from a scientific consortium and exclusive rights to commercialize products from patents and licenses that are integral to our business.

            We intend to work with our scientific and foundation partners to validate our technology platform, illustrating dications' low toxicity, broad application, and oral deliverability. We plan in the near future to sell drugs for compassionate use in niche markets as we further develop drugs to target multi-billion dollar markets such as antifungal, TB, diabetes and cancer treatments. As a validation of our efforts, the United States Food and Drug Administration ("FDA") has granted "fast-track" designation of DB289 for treatment of African sleeping sickness. Fast-track designation allows for expedited FDA regulatory review of DB289 for African sleeping sickness.

            Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements and advancing the commercialization of the dication technology platform. To minimize shareholders' dilution, we use foundation and government grants, the expertise and resources of strategic partners and third parties in a number of areas, including (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. We have licensing and exclusive commercialization rights to a dicationic anti-infective pharmaceutical platform and are developing drugs intended for commercial use based on that platform. Dication pharmaceutical drugs (structural class defined by molecules with positive charges on each end held together by a linker) work by blocking life-sustaining enzymes from binding to the key sites in the "minor groove" of an organism's DNA, thereby killing the infectious organisms that cause fungal, parasitic, bacterial and viral diseases. The key site on an organism's DNA is an area where enzymes interact with the infectious organism's DNA as part of their normal life cycle. Structurally, dications are chemical molecules that have two positively charged ends held together by a chemical linker. The composition of the dications, with positive charges on both ends (shaped like molecular barbells) allows dications to bind (similar to a band-aid) to the negatively charged key sites of an infectious microorganism's DNA. The bound dications block the life-sustaining enzymes from attaching to the DNA's key sites, thereby killing the infectious organism.

            With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to March 31, 2004, we incurred cumulative net losses of approximately $55,993,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

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

Critical Accounting Policies and Estimates

            Our significant accounting policies are described in Note 1 to the Notes to the Consolidated Financial Statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to the fair value of our preferred and common stock and related options and warrants, the recognition of revenues and costs related to our research contracts, and the useful lives or impairment of our property and equipment. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

            Grants to perform research are our primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates. Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant. Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.

            We use the intrinsic-value method of accounting for stock based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We record stock based compensation expense for non-employees at the fair value of the options or warrants granted in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We measure the compensation expense for options and warrants granted to non-employees as the underlying options vest. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option.

            We believe that the accounting policies affecting these estimates are our critical accounting policies.

Research and Development Expenses

            All research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting, and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, and sponsored research reimbursement fees are included in accrued liabilities and included in research and development expenses. Specific information pertaining to each of our major research and development projects follows. This information includes to the extent ascertainable project status, costs incurred for the relevant fiscal years (including costs to date), nature, timing and estimated costs of project completion, anticipated completion dates, and the period in which material net cash inflows from projects is expected to commence, if at all.

            All of our research and development projects contain high levels of risk. Even if development is completed on schedule, there is no guarantee that any of our products will be licensed for sale. Human trials conducted in foreign and developing countries have additional risks, including governmental and local militia uprisings that may interrupt or displace our work. We are unable to quantify the impact to our operations, financial position or liquidity if we are unable to complete on schedule, or at all, any of our product commercialization programs.

Malaria

            We expensed research and development costs for our Malaria program for the fiscal years ended March 31, 2002, March 31, 2003 and March 31, 2004 of approximately $0, $45,000, and $250,000 respectively. Since our inception through May 2004, approximately $318,000 has been expensed on research and development for the malaria project.

Pneumocystis carinii pneumonia ("PCP")

            We expensed research and development costs for the PCP program for the fiscal years ended March 31, 2002, March 31, 2003, and March 31, 2004 of approximately $30,000, $194,000 and $241,000, respectively. Since our inception through May 2004, approximately $471,000 has been expensed on the PCP program.

Trypanosomiasis

            Research and development costs expensed by the Company for our trypanosomiasis program for the fiscal years ended March 31, 2002, March 31, 2003, and March 31, 2004 have been approximately $2,530,000, $1,228,000 and
$2,018,000, respectively. Since our inception through May 2004, approximately $6,637,000 has been expensed on the trypanosomiasis program.

Antifungal Program & Tuberculosis ("TB")

            Each of the antifungal and TB studies is estimated to cost between $25-40 million dollars (including manufacturing and formulation of their respective drugs). The Company is unable to calculate when initial drug sales for the antifungal and TB treatments may commence because of the early stage of development.

            We expensed research and development costs for the antifungal program for the fiscal years ended March 31, 2002, March 31, 2003, and March 31, 2004 of approximately $0, $1,000 and $32,000, respectively. Since our inception through May 2004, approximately $367,000 has been expensed on the antifungal program.

            We expensed research and development costs for the TB program for the fiscal years ended March 31, 2002, March 31, 2003 and March 31, 2004 of approximately $50,000,

$10,000 and $24,000 respectively. Since our inception through May 2004, approximately $104,000 has been expensed.

Pharmaceutical Cancer Program

            We expensed research and development costs for the pharmaceutical cancer program for the fiscal years ended March 31, 2002, March 31, 2003, and March 31, 2004 of approximately $0, $0 and $0, respectively. Since our inception through May 2004, approximately $24,000 has been expensed on the pharmaceutical cancer program.

Liquidity and Capital Resources

            From our inception through March 31, 2004, we have financed our operations with:

      o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $39,258,000;

      o payments from research agreements, foundation grants and SBIR grants and STTR program grants of approximately $11,259,000; and

      o     the use of stock, options and warrants in lieu of cash compensation.

            On January 22, 2004, we sold in private placements pursuant to Regulation D and Regulation S of the Securities Act of 1933, as amended ("Securities Act") (i) 200,000 shares of our Series D Convertible Preferred Stock, $0.01 par value ("Series D Stock") at a stated value of $25.00 per share and (ii) warrants to purchase 200,000 shares of our common stock with a $16.00 per share exercise price, for the aggregate consideration of $5,000,000 before issuance cost. The net proceeds were approximately $4,571,000. Each share of Series D Stock, among other things, (i) earns a 6% dividend payable, at our discretion, in cash or common stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding preferred stock, (iii) is convertible into 2.7778 shares of common stock and (iv) may be converted to common stock by us any time after January 1, 2005. The related warrants expire five years from the date of grant.

            From June 6, 2003 through June 9, 2003, we issued an aggregate of 125,352 shares of our Series C Preferred Stock in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The securities were sold pursuant to exemptions from registration under the Securities Act and were subsequently registered on Form S-3 (Registration Statement No. 333-108278). The gross proceeds of the offering were $3,133,800 and the net proceeds were approximately $2,845,000.

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

            On February 14, 2002 and February 22, 2002, we issued an aggregate of 160,100 shares of our Series A Convertible Preferred Stock and 400,250 related warrants in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. In connection with this offering, we issued in the aggregate 60,000 shares of common stock and 760,000 warrants to purchase shares of common stock to consultants assisting in the private placements. The warrants have an exercise period of five years from the date of issuance and exercise prices of
(i) $6.00 per share for 500,000 warrants, (ii) $9.00 per share for 130,000 warrants and (iii) $12.00 per share for 130,000 warrants. The $9.00 and $12.00 warrants will not vest, and therefore will not be exercisable, unless our common stock meets or exceeds the respective exercise price for 20 consecutive trading days prior to January 31, 2003. The gross proceeds of the offering were $4,003,000 and the net proceeds were $3,849,000.

            On December 8, 2000, we completed a private placement offering that raised net proceeds of approximately $4,306,000 of additional net equity capital through the issuance of 584,250 shares of common stock.

            On April 26, 1999, we issued 1,150,000 shares of common stock through an initial public stock offering ("IPO"), resulting in net proceeds of approximately $9,173,000. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. Those warrants expired on April 25, 2004. We used $110,000 of the net proceeds of the IPO to repay amounts due to the State of Illinois and Northwestern University. Substantially all of the remaining net proceeds of the IPO were used to fund our research and development efforts, including clinical and pre-clinical studies. Any net proceeds not applied to our research and development efforts were used for working capital and general corporate purposes, including hiring additional employees.

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

            As of March 31, 2004, we had federal net operating loss carryforwards of approximately $42,840,000, which expire from 2006 through 2024. We also had approximately $41,092,000 of stated net operating loss carryforwards as of March 31, 2004, which expire from 2009 through 2024, available to offset certain future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of our net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2004, we had federal income tax credit carryforwards of approximately $750,000, which expire from 2008 through 2024.

            We believe our existing resources, but not including proceeds from any grants we may receive, are sufficient to meet our planned expenditures through June 2005, although there can be no assurance that we will not require additional funds. In addition, we anticipate the receipt of approximately an additional $3.2 million payment (restricted funds) under the Clinical Research Subcontract with the University of North Carolina at Chapel Hill ("UNC") (funded by The Gates Foundation) and approximately an additional $2.7 million under the agreement with MMV in calendar year 2004. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, our corporate partners fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the development of manufacturing, our ability to maintain existing, and establish new, collaborative arrangements with other companies to provide funding to us to support these activities and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives.

            We have, through our purchase of Super Insight Limited, obtained an ownership interest in improved real property on which we intend to construct a pharmaceutical manufacturing facility. We plan to purchase and install a pharmaceutical production line for which we have received estimates of $8 to $12 million from several consultants for the initial equipment and installation based on requirements for capacity and quality supplied by us. We are seeking partners both in the PRC and domestically to fund part or all of the capital cost of construction of the pharmaceutical production line.

Payments Due under Contractual Obligations

We have future commitments at March 31, 2004 consisting of operating lease obligations as follows:

                                Year Ending             Lease Payments
                                 March 31,
                                   2005                   $153,000
                                                          --------
                                   Total                  $153,000

Results of Operations

Year Ended March 31, 2004 Compared with Year Ended March 31, 2003

            Revenues under collaborative research and development agreements were approximately $2,416,000 and $1,609,000 in the years ended March 31, 2004 and 2003, respectively. In 2004, we recognized revenues of approximately $2,114,000 relating to the clinical research subcontract agreement between us and UNC funded by a grant that UNC received from The Gates Foundation, and approximately $302,000 relating to the testing agreement with MMV, while in 2003, there were revenues recognized of approximately $1,389,000 relating to the clinical research subcontract agreement, grant revenues of approximately $70,000 from SBIR grants from the NIH and revenues of $150,000 relating to the Confidentiality, Testing and Option Agreement with Neurochem Inc., a Canadian company. Research and development expenses increased from approximately $2,570,000 in 2003 to approximately $3,293,000 in 2004. Expenses relating to the clinical research subcontract agreement with UNC increased from approximately $1,294,000 in 2003 to approximately $2,099,000 in 2004. The initiation of the MMV testing agreement in 2004 accounted for expenses of approximately $301,000. Expenses relating to pre-clinical and clinical trial costs primarily for Pneumocystis carinii pneumonia decreased from approximately $442,000 in 2003 to approximately $198,000 in 2004. The decrease in expenses for Pneumocystis carinii pneumonia was primarily due to the payment of start up costs to a contract research organization in South Africa and Peru in 2003 which were not incurred in 2004. Other research and development costs relating primarily to SBIR's and obligations to UNC decreased from approximately $329,000 in 2003 to approximately $190,000.

            General and administrative expenses were approximately $11,990,000 in 2004, compared to approximately $3,732,000 in 2003. The increase in general and administrative expenses was primarily due to non-cash expenses for common stock, stock options and warrant issuance in 2004 of approximately $7,234,000 as compared to approximately $1,035,000 in 2003. Non-cash expenses in 2004 included
(i) approximately $2,744,000 for the issuance of a warrant to purchase 600,000 shares of common stock issued to China Harvest International Ltd. as payment for services to assist us in obtaining regulatory approval to conduct clinical trials in China, (ii) approximately $63,000 for the issuance of 10,000 shares of common stock issued to Mr. David Tat Koon Shu for consulting services in China,
(iii) approximately $1,400,000 for the issuance of 100,000 shares of common stock issued to Fulcrum for assistance with listing our securities on a recognized stock exchange and for consulting services, (iv) approximately $2,780,000 for the vested portion of 91,667 shares of common stock and the vested portion of warrants to purchase 320,835 shares of common stock issued to Fulcrum during the fiscal year based on agreements signed March 21, 2003 and (v) approximately $247,000 for the reaching of certain milestones which resulted in the vesting of a warrant to purchase 20,000 shares of common stock issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group, LLC) based upon agreements signed July 31, 2002. Legal expenses for patents increased from approximately $215,000 in 2003 to approximately $481,000 in 2004. Legal fees increased from approximately $650,000 in 2003 to approximately $1,610,000 in 2004 primarily due to increased litigation fees. Expenses relating to the start-up and consolidation of Immtech Therapeutics and Immtech Hong Kong into Immtech accounts were approximately $398,000. Accounting fees increased from approximately $125,000 in 2003 to approximately $231,000 in 2004. Additionally, the expensing of a retainer fee to Wyndham increased general and administrative expenses in 2004 by $160,000.

            We incurred a net loss of approximately $12,866,000 for the year ended March 31, 2004, as compared to a net loss of approximately $4,679,000 for the year ended March 31, 2003.

            In 2004, we also charged deficit accumulated during the development stage of approximately $3,526,000 of non-cash convertible preferred stock dividends and convertible preferred stock premium deemed dividends.

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

            Research and development expenses decreased from approximately $2,570,000 in 2002 to $3,958,000 in 2003. The decrease in research and development costs is primarily attributable to the decrease in the revenues relating to the clinical research subcontract agreement with UNC and the decrease in the grant revenues from SBIR grants from the NIH.

            General and administrative expenses were approximately $3,732,000 in 2003, compared to approximately $2,928,000 in 2002. In the year ended 2003, there were general and administrative compensation expenses of approximately $758,000 related to the issuance of 150,000 shares of common stock to Cheung Ming Tak to act as our non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or commercializing Company products in the PRC.

            We incurred a net loss of approximately $4,679,000,000 for the year ended March 31, 2003, as compared to a net loss of approximately $3,323,0000 for the year ended March 31, 2003.

            In 2002 and 2003, respectively, we also charged deficit accumulated during the development stage of approximately $938,000 and $452,000 of non-cash convertible preferred stock dividends.

Impact of Inflation

            Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our operations, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when and if marketed.

Unaudited Selected Quarterly Information

            The following table sets forth certain unaudited selected quarterly information (amounts in thousands, except per share amounts):

                                                                      Fiscal Quarter Ended
                                 -------------------------------------------------------------------------------------------------
                                 -------------------------------------------------     -------------------------------------------
                                               December      September                            December  September
                                 March 31,        31,           30,       June 30,     March 31,     31,       30,        June 30,
                                   2004          2003          2003         2003         2003       2002      2002          2002
                                 ---------     --------      ---------    --------     --------   --------  --------      --------
Statements of Operations Data:
REVENUES ......................  $   618       $   654       $   659      $   485      $   585    $   234    $   360      $   430

EXPENSES:
  Research and
   development ................      966           815           905          607          706        402        711          751
  General and administrative ..    1,807(7)      2,580(6)      6,596(5)     1,007(4)       673        724        883(3)     1,452(2)
                                 -------       -------       -------      -------      -------    -------    -------      -------
       Total expenses .........    2,773         3,395         7,501        1,614        1,379      1,126      1,594        2,203
                                 -------       -------       -------      -------      -------    -------    -------      -------
LOSS FROM OPERATIONS ..........   (2,155)       (2,741)       (6,842)      (1,129)        (794)      (892)    (1,234)      (1,773)

OTHER INCOME(EXPENSE):
  Interest income .............       10             6             4            1            1          3          2            8
                                 -------       -------       -------      -------      -------    -------    -------      -------
NET LOSS ......................   (2,145)       (2,735)       (6,838)      (1,128)        (793)      (889)    (1,232)      (1,765)

CONVERTIBLE PREFERRED STOCK
  DIVIDENDS AND
  PREFERRED STOCK PREMIUM
  DEEMED DIVIDENDS(1) .........   (2,107)         (131)          (93)      (1,195)         (89)       (96)      (207)         (60)
                                 -------       -------       -------      -------      -------    -------    -------      -------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS ................  $(4,252)      $(2,866)      $(6,931)     $(2,323)     $  (882)   $  (985)   $(1,439)     $(1,825)
                                 =======       =======       =======      =======      =======    =======    =======      =======

NET LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS:

Net loss ......................  $ (0.22)      $ (0.30)      $ (0.79)     $ (0.14)     $ (0.11)   $ (0.14)   $ (0.20)     $ (0.29)
Convertible preferred stock
  dividends and convertible
  preferred stock premium
  deemed dividends ............  $ (0.22)      $ (0.01)      $ (0.01)     $ (0.15)     $ (0.01)   $ (0.02)     (0.03)       (0.01)
                                 -------       -------       -------      -------      -------    -------    -------      -------
BASIC AND DILUTED NET LOSS PER
  SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS ................  $ (0.44)      $ (0.31)      $ (0.80)     $ (0.29)     $ (0.12)   $ (0.16)   $ (0.23)     $ (0.30)
                                 =======       =======       =======      =======      =======    =======    =======      =======

(1) See Note 7 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

(2) Includes $758 of costs related to the issuance of 150,000 shares of common stock to Cheung Ming Tak to act as our non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in the PRC.

(3) Includes $188 of costs related to the issuance of 40,000 shares of common stock to The Gabriele Group, L.L.C. for assistance with respect to management consulting, strategic planning, public relations and promotions.

(4) Includes $337 of costs related to the issuance of 25,000 common shares and the vesting of 87,500 warrants to Fulcrum under the agreement signed March 21, 2003.

(5) Includes (i) $2,744 of costs related to the issuance of warrants to purchase 600,000 shares of common stock issued to China Harvest International Ltd. as payment for services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) $63 for the issuance of 10,000 shares of common stock issued to Mr. David Tat Koon Shu for consulting services in China, (iii) $1,400 for the issuance of 100,000 shares of common stock issued to Fulcrum for assisting with listing our securities on a recognized stock exchange and for consulting services, and (iv) $1,016 for the issuance of 25,000 common shares and the vesting of 87,500 warrants to Fulcrum under the agreement signed March 21, 2003.

(6) Includes (i) $947 of costs related to the issuance of 25,000 common shares and the vesting of 87,500 warrants to Fulcrum under the agreement signed March 21, 2003, and (ii) $247 for the attainment of certain milestones with respect to the vesting of warrants to purchase 20,000 shares of common stock issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group, LLC) based upon agreements signed July 31, 2002.

(7) Includes $480 of costs related to the issuance of 16,667 common shares and the vesting of 58,335 warrants to Fulcrum under the agreement signed March 21, 2003.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our financial statements appear following Item 15 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A     CONTROLS AND PROCEDURES

Disclosures and Procedures

            We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures, which took place as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

            Since the date of the most recent evaluation of our internal controls by our Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors and Executive Officers

            The table below sets forth the names and ages of our directors and executive officers as of June 4, 2004, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table. Each director serves for a term of one year and is eligible for reelection at our next annual shareholders' meeting.



          Name            Age                     Position(s)
------------------------ ----   ------------------------------------------------
T. Stephen Thompson       57    Director, President and Chief Executive Officer

Cecilia Chan              41    Director and Executive Vice President

Gary C. Parks             54    Treasurer, Secretary and Chief Financial Officer

Harvey R. Colten, MD      65    Director

Judy Lau                  44    Director

Levi H.K. Lee, MD         63    Director

Eric L. Sorkin            44    Director

Frederick W. Wackerle     65    Director

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

            Cecilia Chan, Executive Vice President and Director. Ms. Chan has served as Director since November 16, 2001. She has 18 years of experience in making investments and business development. She began working on Immtech's growth strategy in 1998 as a private investor, spearheading Immtech's initial public offering in April 1999. She joined Immtech as Vice President in July, 1999 and was elected to our board of directors in November 2001. Ms. Chan is responsible for strategic development, creating joint ventures and licensing agreements, fund raising and directing our uses of capital resources as we advances through milestones and various growth stages. Prior to joining Immtech, Ms. Chan was a Vice President at Dean Witter Realty, Inc. until 1993 and thereafter concentrated her efforts as a private investor until she joined Immtech. During her eight years at Dean Witter, Ms. Chan completed over $500 million in investments and was vice-president of public partnerships having assets in excess of $800 million. Since 1993, Ms. Chan has developed and funded investments in the United States and the PRC. She graduated from New York University in 1985 with a Bachelor of Science degree in International Business.

            Judy Lau, Director. Ms. Lau has served as Director since October 31, 2003. Since July 2002 to date, Ms. Lau has served as the Chairperson of Convergent Business Group, a Hong Kong-based investment advisory firm with investments focused in high technology, life sciences, healthcare and environmental engineering projects in the greater China region. From May of 2001 to July of 2002, Ms. Lau served as General Manager of China Overseas Venture Capital Co. Ltd., a venture capital firm. From October of 2000 to April of 2001, Ms. Lau served as Chief Executive Officer of the Good Fellow Group, a Chinese investment firm; and from March of 1999 to September of 2000, Ms. Lau was the Managing Director of America Online HK, an Internet Service Provider and Hong Kong affiliate of Time Warner, Inc. From April of 1998 to February of 1999, Ms. Lau worked as a consultant to Pacific Century Group. Ms. Lau has served in the position of Director of Immtech Hong Kong Ltd. since June, 2003. Ms. Lau was named in 2000, one of the thirty-six most influential Business Women of Hong Kong by Capital Magazine and is a Fellow of the Hong Kong Association for the Advancement of Science and Technology.

            Levi Hong Kaye Lee, M.D., Director. Dr. Lee has served as Director since October 31, 2003. Dr. Lee has been in private medical practice, specializing in pediatrics, since 1971. His practice is located in Hong Kong. Dr. Lee received a B.A. in Biochemistry from the University of California, Berkeley, in 1962, and received his M.D. from the University of California, San Francisco, in 1966. Dr. Lee has served in the position of Director of Immtech Hong Kong Ltd. since June, 2003. He was appointed a Diplomat of the American Board of Pediatrics in 1971.

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

            Harvey Colten, MD, Director. Dr. Colten has served as Director since October 30, 2000. He is currently Vice President and Senior Associate Dean for Academic Affairs at Columbia University Health Sciences Division and College of Physicians and Surgeons. Prior to this, he served as Chief Medical Officer at iMetrikus, Inc., a healthcare Internet company focused on improving the communication between the patient, physician and the medical industry from 2000 until 2002, and prior to that he was the Dean of the Medical School and Vice President for Medical Affairs at Northwestern University from 1997 to 2000. He previously served as the Harriet B. Spoehrer Professor and Chair of the Department of Pediatrics and Professor of Molecular Microbiology at Washington University School of Medicine, St. Louis, Missouri, whose faculty he joined in 1986. He earned a B.A. at Cornell University in 1959, an MD from Western Reserve University in 1963, and an M.A. (honorary) from Harvard in 1978. Following his clinical training, he was a researcher at the National Institutes of Health from 1965 to 1970. In 1970, he was appointed to the faculty at the Harvard Medical School, where he was named Professor of Pediatrics in 1979 and Chief of the Division of Cell Biology, Pulmonary Medicine, and Director of the Cystic Fibrosis Program at Children's Hospital Medical Center, Boston. He is a member of the Institute of Medicine and was Vice-Chair of its Council. He is a member of the American Society for Clinical Investigation, the Society for Pediatric Research, the Association of American Physicians, the American Pediatric Society, the American Association of Immunologists (former secretary and treasurer), and the American Society for Biochemistry and Molecular Biology. He is also a Fellow of the American Association for the Advancement of Science, the American Academy of Allergy and Immunology and the American Academy of Pediatrics. Dr. Colten is a Diplomat of the American Board of Pediatrics, served on the American Board of Allergy and Immunology, was a member of the National Heart, Lung, and Blood Institute Advisory Council, and serves on the Board of Directors of the Oasis Institute and the March of Dimes Scientific Advisory Council, in addition to many other Federal and private health groups that advise on scientific and policy issues. Dr. Colten also served as Vice Chairman of the Board of Directors of Parents as Teachers National Center. He has been on editorial boards and advisory committees of several leading scientific and medical journals, including the New England Journal of Medicine, Journal of Clinical Investigation, Journal of Pediatrics, Journal of Immunology, Annual Review of Immunology, Proceedings of the Association of American Physicians and American Journal of Respiratory Cell and Molecular Biology.

            Eric L. Sorkin, Director. Mr. Sorkin has served as Director since January 6, 2000. He is a private investor. Prior to 1994, Mr. Sorkin worked for eleven years at Dean Witter Realty Inc., a wholly owned subsidiary of Morgan Stanley, which grew to hold an investment portfolio of real estate and other assets of over $3 billion. He became a Managing Director in 1988 and was responsible for the acquisition, structuring and debt placement of various investments including real estate, fund management and asset-backed securities. Mr. Sorkin managed Dean Witter Realty's retail (shopping center) portfolio of over two million square feet, and participated in the development of office, residential, industrial and retail property and in the acquisition of over five million square feet of properties. Since 1994, Mr. Sorkin has developed and funded investments in the United States and the PRC. He is a graduate of Yale University with a Bachelor of Arts degree in Economics.

            Frederick W. Wackerle, Director. Mr. Wackerle has served as Director since December 17, 2001. He is an author, private investor and President of Fred Wackerle, Inc. He has been an advisor to Chief Executive Officers ("CEOs") and boards and previously was an executive search consultant for 35 years. Mr. Wackerle specialized in advising corporate boards on management succession. In the past ten years, he devoted a significant amount of his time to investing in and advising biotechnology companies on succession planning, and recruited CEO candidates and board members for companies that include Biogen, Inc., ICOS Corp., Amylin Pharmaceuticals, Inc., Enzon, Inc., Medtronic Inc. and Ventana Medical Systems. Mr. Wackerle has recently published a book on management succession entitled, "The Right CEO-Straight Talk About Making CEO Selection Decisions" (Jossey-Bass), and is a graduate of Monmouth College, Illinois, where he has been active on their Board of Trustees. He is also a board member of The Rehabilitation Institute of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us, we believe that during fiscal 2003, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them. Ms. Vivian Lee, the wife of Dr. Lee, one of our independent directors, purchased 2,000 shares and sold 1,000 shares of our common stock in a series of trades on February 5, 2004, resulting in a profit of $235 to Ms. Lee. Dr. Lee paid $235 to us as a Section 16 fee.

Board Committees

            The board of directors has an audit committee, a compensation committee and a nominating committee. The function, composition, and number of meetings of each of these committees are described below.

Audit Committee

            The audit committee (a) has sole authority to appoint, replace and compensate our independent auditors and is directly responsible for oversight of their work; (b) approves all audit fees and terms, as well as any permitted non-audit services; (c) meets and discusses directly with our independent auditors their audit work and related matters and (d) oversees and performs such investigations with respect to our internal and external auditing procedures and affairs as the audit committee deems necessary or advisable and as may be required by applicable law.

            The members of the audit committee are Directors Sorkin (Chairman), Colten and Lau. Each member of the audit committee is "independent" in accordance with the rules of the SEC and the listing standards of the American Stock Exchange. The board has determined that Mr. Eric Sorkin, the current chairman of the audit committee, qualifies as an "audit committee financial expert" within the meaning of the regulations of the SEC.

Compensation Committee

            The compensation committee (a) annually reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management; (b) selects recipients of awards of incentive stock options and non-qualified stock options and establishes the number of shares and other terms applicable to such awards; and (c) construes the provisions of and generally administers the First Amended and Restated Immtech International, Inc. 2000 Stock Incentive Plan.

            The members of the compensation committee are Directors Wackerle (Chairman), Lau and Sorkin.

Nominating Committee

            The nominating committee has authority to review the qualifications of, interview and nominate candidates for election to the board of directors.

            The members of the nominating committee are Directors Colten (Chairman), Lee and Wackerle. Each member of the nominating committee is "independent" in accordance with the listing standards of the American Stock Exchange.

Code of Ethics

            We have adopted a "code of ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions with Immtech and our subsidiaries. We have filed with the SEC a copy of our Code of Ethics as Exhibit
14.1 to this Annual Report on Form 10-K. We also post the text of our Code of Ethics on our Internet website (www.immtech-international.com).

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table sets forth certain information regarding the compensation of our Chief Executive Officer, our Executive Vice President and our Chief Financial Officer for the fiscal years ended March 31, 2002, 2003 and 2004. Except as set forth below, no other compensation was paid to these individuals during the years indicated.

                                                                    Long-Term
                                                   Annual         Compensation
                                                Compensation         Awards
                                                ------------    ----------------
                                                                   Securities
                                                                   Underlying
                                        Year     Salary ($)     Options/SARs (#)
                                        ----     -----------    ----------------

T. Stephen Thompson                     2004     $185,000             40,000
President, Chief Executive Officer      2003     $150,000             75,000
and Director                            2002     $150,000                  0

Cecilia Chan                            2004     $148,000             25,000
Executive Vice President and            2003     $120,000             50,000
Director                                2002     $120,000                  0

Gary C. Parks                           2004     $134,375             15,000
Secretary, Treasurer and Chief          2003     $143,250(1)          25,000
Financial Officer                       2002     $125,000             10,000

------------
(1) Includes a bonus of $18,250.

Stock Option Grants and Exercises During the Fiscal Year Ended March 31, 2004

            The following table sets forth information concerning stock option grants made during the fiscal year ended March 31, 2004, to our executive officers named in the "Summary Compensation Table" above. This information is for illustration purposes only and is not intended to predict the future price of our common stock. The actual future value of the options will depend on the market value of the common stock.


             STOCK OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2004

                                                                                    Potential Realizable Value At
                                                                                    Assumed Annual Rates of Stock
Individual Grants                                                                   Price Appreciation For Option Term
----------------------------------------------------------------------------------  -----------------------------------
                                             Percent
                                             of Total
                            Number of      Options/SARs
                            Securities       Granted
                            Underlying         to          Exercise
                           Options/SARs     Employees        Price     Expiration
Name                         Granted           (%)           ($/SH)       Date           5%($)          10%($)
-------------------------  ------------    -------------   ---------   -----------     ---------      ----------

T. Stephen Thompson           40,000          30.30          21.66      11/5/2013      1,411,274      2,247,218

Cecilia Chan                  25,000          18.94          21.66      11/5/2013        882.046      1,404,512

Gary C. Parks                 15,000          11.36          21.66      11/5/2013        529,228        842,707

            The  following  table  sets  forth  certain  summary   information
concerning exercised and unexercised options and warrants to purchase common stock held by the executive officers named in the "Summary Compensation Table" as of March 31, 2004.

                STOCK OPTION AND WARRANT EXERCISES IN FISCAL YEAR
         ENDED MARCH 31, 2004, AND FISCAL YEAR-END OPTION/WARRANT VALUES



                                                                    Number of Unexercised             Value of Unexercised
                                                                 Options/Warrants at Fiscal      In-The-Money Options/Warrants
                                     Shares                             Year End (#)                at Fiscal Year End ($)
                                   Acquired on      Realized    -----------------------------  ---------------------------------
                                   Exercise (#)     Value ($)   Exercisable     Unexercisable  Exercisable         Unexercisable
                                   ------------     ---------   -----------     -------------  -------------       -------------
T. Stephen Thompson                     0               0          87,653          75,414       1,209,630(1)         698,640(2)

Cecilia Chan                            0               0         253,355          48,957       3,072,060(3)         465,765(4)

Gary C. Parks                           0               0          37,628          27,567         492,703(5)         242,284(6)
--------------------------------------------------------------------------------------------------------------------------------

------------
(1) Based on the March 31, 2004, value of $18.52 per share, minus the average per share exercise price of $3.27 multiplied by the number of shares underlying the options and warrants.

(2) Based on the March 31, 2004, value of $18.52 per share, minus the average per share exercise price of $2.55 multiplied by the number of shares underlying the options.

(3) Based on the March 31, 2004, value of $18.52 per share, minus the average per share exercise price of $6.14 multiplied by the number of shares underlying the options and warrants.

(4) Based on the March 31, 2004, value of $18.52 per share, minus the average per share exercise price of $2.55 multiplied by the number of shares underlying the options.

(5) Based on the March 31, 2004, value of $18.52 per share, minus the average per share exercise price of $4.24 multiplied by the number of shares underlying the options and warrants.

(6) Based on the March 31, 2004, value of $18.52 per share, minus the average per share exercise price of $3.08 multiplied by the number of shares underlying the options.

Director Compensation

            We compensate non-employee members of the Board of Directors for their service as Board members through the grant to each such director of 20,000 options to purchase our common stock upon joining the Board. In addition, each non-employee director receives options to purchase 15,000 shares of common stock for each subsequent year of Board service, options to purchase 3,000 shares of common stock for each year of service on each Board committee and options to purchase 1,000 shares of common stock for each Board committee chaired. Such options are generally granted at fair market value on the date of grant, vest ratably over 2 years and expire 10 years from the date of grant. We also reimburse the directors for out-of-pocket expenses incurred in connection with their service as directors.

Employment Agreements

            We entered into an employment agreement with T. Stephen Thompson in 1992, pursuant to which we retained Mr. Thompson as our President and Chief Executive Officer for an annual base salary of $150,000 (subject to annual adjustment by the Board), plus reimbursement for related business expenses. The agreement, which includes certain confidentiality and non-disclosure provisions, grants to Mr. Thompson the right to receive an annual bonus to be established by the Board in an amount not to exceed 60% of Mr. Thompson's annual base salary for the year and certain other fringe benefits. If we breach the agreement or Mr. Thompson is terminated by us without cause, he is entitled to all payments which he would otherwise accrue over the greater of nine months from the date of termination or the remaining term under the agreement. Additionally, rights to all options granted to Mr. Thompson pursuant to the agreement vest immediately upon his termination without cause or a change of control. The term of Mr. Thompson's agreement expired on May 11, 1999; however, the agreement is subject to automatic renewal for successive one-year terms unless terminated by either party upon 30 days' notice. Except for $12,500 paid to Mr. Thompson during the fiscal year ended March 31, 1998, Mr. Thompson has waived any right to receive salary due under his employment agreement prior to June 30, 1998. Beginning July 1, 1998, and continuing until April 30, 1999, Mr. Thompson agreed to accept one-half of his annual salary as full satisfaction of our salary obligation under his employment agreement. Mr. Thompson, effective May 1, 1999, has resumed his full salary rate of $150,000 per annum under his employment agreement, but will not be paid amounts previously waived. Effective September 1, 2003, Mr. Thompson received a raise to $210,000 per year.

Compensation Committee Interlocks and Insider Participation

            No interlocking relationship exists between our Board of Directors or our Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 4, 2004, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group and (iii) each person known to be the beneficial owner of more than 5% of our common stock.




                                                                Number of Shares           Percentage of Outstanding
                                                          of Common Stock Beneficially              Shares
                    Name and Address                                  Owned                     of Common Stock
------------------------------------------------------- -------------------------------  -----------------------------
T. Stephen Thompson (1)
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                                          444,842 shares                      4.42%

                                                                Number of Shares           Percentage of Outstanding
                                                          of Common Stock Beneficially              Shares
                    Name and Address                                  Owned                     of Common Stock
------------------------------------------------------- -------------------------------  -----------------------------
Cecilia Chan (2)
c/o Immtech International, Inc.
One North End Ave.
New York, NY  10282                                              303,201 shares                      2.98%

Gary C. Parks (3)
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                                           68,070 shares                      0.68%

Harvey Colten, M.D. (4)
c/o Office of the Dean Columbia University
College of Physicians and Surgeons
630 West 168th Street
New York, NY  10032                                               36,311 shares                      0.37%

Judy Lau (5)
Unit 2905, Shui On Centre
6-8 Harbour Road
Wanchai, Hong Kong                                                12,750 shares                      0.13%

Levi H.K. Lee, M.D.(6)
1405 Lane Crawford House
70 Queens Road Central, Hong Kong                                209,127 shares                      2.10%

Eric L. Sorkin (7)
c/o Immtech International, Inc.
One North End Ave.
New York, NY  10282                                              313,229 shares                      3.07%

Frederick W. Wackerle(8)
3750 N. Lake Shore Drive
Chicago IL  60613                                                 75,902 shares                      0.76%

                                                                Number of Shares           Percentage of Outstanding
                                                          of Common Stock Beneficially              Shares
                    Name and Address                                  Owned                     of Common Stock
------------------------------------------------------- -------------------------------  -----------------------------
All executive officers and directors as a
group (8 persons)                                              1,463,432 shares                     13.48%

Chan Kon Fung
Flat B, 16th Floor
132 Broadway
Mei Foo Sun Chuen
Kowloon, Hong Kong                                             1,246,600 shares                     12.59%

------------

(1) Includes (i) 284,439 shares of common stock; (ii) 45,249 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 12,500 shares of common stock issuable upon the conversion of series B preferred stock; (iv) 25,000 shares of common stock issuable upon the exercise of warrants as follows: warrant to purchase 20,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted and vested), and warrant to purchase 5,000 shares of common stock at $6.125 per share by September 25, 2007; and (v) 77,654 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 8,872 shares of common stock at $0.46 per share by March 21, 2006, vested option to purchase 14,195 shares of common stock at $1.74 per share by April 16, 2008, the vested portion of 39,587 shares of an option to purchase 75,000 shares of common stock at $2.55 per share by December 24, 2012, and the vested portion of 15,000 shares of an option to purchase 40,000 shares of common stock at $21.66 per share by November 5, 2013.

(2) Includes (i) 34,342 shares of common stock; (ii) 5,781 shares of common stock issuable upon the conversion of series B preferred stock; (iii) 227,312 shares of common stock issuable upon the exercise of warrants as follows: vested warrant to purchase 51,923 shares of common stock at $6.47 per share by July 24, 2004, vested warrant to purchase 173,077 shares of common stock at $6.47 per share by October 12, 2004, and vested warrant to purchase 2,312 shares of common stock at $6.125 per share by September 25, 2007; and (iv) 35,766 shares of common stock issuable upon the exercise of options as follows: the vested portion of 26,391 shares of an option to purchase 50,000 shares of common stock at $2.55 per share by December 24, 2012, and the vested portion of 9,375 shares of an option to purchase 25,000 shares of common stock at $21.66 per share by November 5, 2013.

(3) Includes (i) 21,792 shares of common stock; (ii) 2,262 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 1,000 shares of common stock issuable upon the exercise of warrants as follows: warrant to purchase 1,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted); and (iv) 43,016 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 14,195 shares of common stock at $1.74 per share by April 16, 2008, vested option to purchase 10,000 shares of common stock at $10.00 per share by July 19, 2011, the vested portion of 13,196 shares of an option to purchase 25,000 shares of common stock at $2.55 per share by December 24, 2012, and the vested portion of 5,625 shares of an option to purchase 15,000 shares of common stock at $21.66 per share by November 5, 2013.

(4) Includes (i) 1,088 shares of common stock; and (ii) 35,223 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of common stock at $10.50 per shares by December 28, 2005, the vested portion of 6,028 shares of an option to purchase 7,000 shares of common stock at $4.75 per share by December 18, 2006, the vested portion of 3,695 shares of an option to purchase 7,000 shares of common stock at $2.55 per share by December 24, 2007, and the vested portion of 5,500 shares of an option to purchase 22,000 shares of common stock at $14.29 per share by February 1, 2014.

(5) Includes 12,750 shares of common stock issuable upon the exercise of options as follows: the vested portion of 7,500 shares of an option to purchase 20,000 shares of common stock at $21.66 per share by November 5, 2013, and the vested portion of 5,250 shares of an option to purchase 21,000 shares of common stock at $14.29 per share by February 1, 2014.

(6) Includes (i) 133,778 shares of common stock; (ii) 11,312 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 52,037 shares of common stock issuable upon the conversion of series C preferred stock; and (iv) 12,000 shares of common stock issuable upon the exercise of options as follows: the vested portion of 7,500 shares of an option to purchase 20,000 shares of common stock at $21.66 per share by November 5, 2013, and the vested portion of 4,500 shares of an option to purchase 18,000 shares of common stock at $14.29 per share by February 1, 2014.

(7) Includes (i) 26,420 shares of common stock; (ii) 20,362 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 234,000 shares of common stock issuable upon the exercise of warrants as follows: vested warrant to purchase 51, 923 shares of common stock at $6.47 per share by July 24, 2004, vested warrant to purchase 173,077 shares of common stock at $6.47 per share by October 12, 2004, and vested warrant to purchase 9,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted); and (iv) 32,447 shares of common stock issuable upon the exercise of options as follows: the vested portion of 23,252 shares of an option to purchase 27,000 shares of common stock at $4.75 per share by December 18, 2006, the vested portion of 3,695 shares of an option to purchase 7,000 shares of common stock at $2.55 per share by December 24, 2007, and the vested portion of 5,500 shares of any option to purchase 22,000 shares of common stock at $14.29 per share by February 1, 2014.

(8) Includes (i) 13,186 shares of common stock; (ii) 13,575 shares of common stock issuable upon the conversion of series A preferred stock; (iii) vested warrant to purchase 6,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted); and (iv) 43,141 shares of common stock issuable upon the exercise of options as follows: the vested option to purchase 15,000 shares of common stock at $10.50 per share by December 28, 2005, the vested portion of 18,946 shares of an option to purchase 22,000 shares of common stock at $4.75 per share by December 18, 2006, the vested portion of 3,695 on an option to purchase 7,000 shares of common stock at $2.55 per share by December 24, 2007, and the vested portion of 5,500 shares of an option to purchase 22,000 shares of common stock at $14.29 per share by February 1, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following related-party transactions are disclosed.

RADE Management Corporation
---------------------------

                  From January 1998 to July 1999 we utilized the services of RADE Management Corporation ("RADE") as a consultant to assist us to raise capital and to assist us with our initial public offering. On July 1, 1999, Immtech began leasing office space from RADE in RADE's facility in New York, New York on a month-to-month basis to house our business development, investor relations and certain of our administrative functions. During the years ended March 31, 2002, 2003 and 2004, we paid approximately $106,000, $106,000 and $121,000, respectively, for the use of the facility. In addition, during the years ended March 31, 2002, 2003 and 2004, we reimbursed RADE approximately $18,000, $0 and $0, respectively, for expenses paid on our behalf. We have researched leasing other facilities in the New York metropolitan area and believe that our Lease with RADE is on terms no less favorable than we would otherwise obtain from another unaffiliated third-party.

Super Insight Limited
---------------------

            On November 28, 2003, we entered into a share purchase agreement and deed of indemnity related to the purchase of Super Insight Limited (the "Share Purchase Agreement") and an Allonge to the Share Purchase Agreement related to the shares in Super Insight Limited ("Super Insight") and Immtech Hong Kong Limited ("Immtech Hong Kong") (the "Allonge") with Mr. Chan Kon Fung ("Mr. Chan"), Lenton Fibre Optics Development Limited, Super Insight and Immtech Hong Kong. Pursuant to the terms of the Share Purchase Agreement and the Allonge, we purchased (i) from Mr. Chan 100% of the outstanding shares of Super Insight and its wholly-owned subsidiary, subsequently named Immtech Life Science Limited ("Immtech Life Science") and (ii) from Lenton, 100% of Lenton's interest in Immtech Hong Kong. As payment for Super Insight and Immtech Hong Kong, we transferred to Mr. Chan our 80% interest in Lenton and paid him $400,000 in cash

            In November 2002, Mr. Chan Kon Fung, the counterparty in the Super Insight transaction listed above, received 1,200,000 shares of our common stock in exchange for an 80% interest in Lenton Fibre Optics Development Limited; the same 80% interest we are transferring to Mr. Chan to obtain the 100% interest in Super Insight. With 1,200,000 shares of our common stock, Mr. Chan became and remains, a "10% beneficial owner" of Immtech and therefor our board determined that the acquisition of Super Insight required increased scrutiny as an affiliate transaction. Our board reviewed the Super Insight transaction prior to its completion and determined that the terms of the transaction were no less favorable to us than we could have obtained in a similar transaction with an unaffiliated third party and therefore approved the transaction.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table presents the aggregate fees billed for professional services rendered by Deloitte & Touche LLP during the years ended March 31, 2003 and 2004. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP during 2003 or 2004.

                                                            2004         2003

Audit Fees (a)                                           $ 205,000    $ 113,000
Audit Related Fees                                              --           --
                                                         ---------    ---------
Total Audit and Audit Related Fees                         205,000      113,000
Tax Fees (b)                                                 4,000        4,000
All Other Fees                                                  --           --
                                                         ---------    ---------
     Total Fees                                          $ 209,000    $ 117,000
                                                         =========    =========

(a) Includes fees and out-of-pocket expenses for the following services: Audit of the consolidated financial statements Quarterly reviews SEC filings and consents Financial accounting and reporting consultations (Lenton, Super Insight and Others)

(b) Includes fees and out-of-pocket expenses for tax compliance, tax planning and advice.

            All work performed by Deloitte & Touche as described above has been approved by the Audit Committee prior to Deloitte & Touche's engagement to perform the audit. The Audit Committee pre-approves on an annual basis the audit, audit-related, tax and other services to be rendered by our accountants based on historical information and anticipated requirements for the following fiscal year. To the extent that our management believes that a new service or the expansion of a current service provided by our accountants is necessary, such new or expanded service is presented to the Audit Committee or one of its members for review and approval.

                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                                               IMMTECH INTERNATIONAL, INC.


Date:             June 14, 2004                By: /s/ T. Stephen Thompson
      ----------------------------------      ----------------------------------
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

Signature                                           Date
---------                                           ----

/s/ T. Stephen Thompson                                   June 14, 2004
------------------------------------------------    --------------------------
T. Stephen Thompson
Chief Executive Officer and President
(Principal Executive Officer)


/s/ Gary C. Parks                                         June 14, 2004
------------------------------------------------    --------------------------
Gary C. Parks
Treasurer, Secretary and
Chief Financial Officer
(Principal Financial and
Accounting Officer)


/s/ Cecilia Chan                                          June 14, 2004
------------------------------------------------    --------------------------
Cecilia Chan
Director


/s/ Harvey Colten, MD                                     June 14, 2004
------------------------------------------------    --------------------------
Harvey Colten, MD
Director


/s/ Judy Lau                                              June 14, 2004
------------------------------------------------    --------------------------
Judy Lau
Director


/s/ Levi H.K. Lee, MD                                     June 14, 2004
------------------------------------------------    --------------------------
Levi H.K. Lee, MD
Director

/s/ Eric L. Sorkin                                        June 14, 2004
------------------------------------------------    --------------------------
Eric L. Sorkin
Director


/s/ Frederick W. Wackerle                                 June 14, 2004
------------------------------------------------    --------------------------
Frederick W. Wackerle
Director

                                  EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------

3.1 (2)               Certificate of Incorporation of the Company, as amended

3.2 (8)               By-laws of the Company, with amendment

3.3 (18) Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004

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

4.5 (8) Warrant Agreement, dated March 15, 2001, by and between the Company and The Kriegsman Group

4.6 (8) Warrant Agreement, dated July 31, 2000, by and between the Company and Griffith Shelmire Partners, Inc.

4.7 (8) Warrant Agreement, dated July 31, 2000, by and between the Company and Scott R. Griffith

4.8 (8) Warrant Agreement, dated July 31, 2000, by and between the Company and Jesse B. Shelmire

4.9 (9) Certificate of Designation for Series A Convertible Preferred Stock Private Placement, dated February 14, 2002

4.10 (9) Stock Purchase Warrant, dated February 14, 2002, for Series A Convertible Preferred Stock Private Placement

4.11 (11)             Certificate of Designation for Series B Convertible
                      Preferred Stock Private Placement, dated September 25,
                      2002

4.12 (11)             Stock Purchase Warrant, dated September 25, 2002, for
                      Series B Convertible Preferred Stock Private Placement

4.13 (12)             Certificate of Designation for Series C Convertible
                      Preferred Stock Private Placement, dated June 6, 2003

4.14 (17)             Certificate of Designation for Series D Convertible
                      Preferred Stock Private Placement, dated January 15, 2004

4.15 (17)             Stock Purchase Warrant, dated January 15, 2004, for Series
                      D Convertible Preferred Stock Private Placement

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

10.30 (11)            Form of Regulation D Subscription Agreement for September
                      2002 Series B Preferred Private Placement

10.31 (11)            Form of Regulation S Subscription Agreement for September
                      2002 Series B Preferred Private Placement

10.32 (12)            Form of Regulation D Subscription Agreement for June 2003
                      Series C Preferred Private Placement

10.33 (12)            Form of Regulation S Subscription Agreement for June 2003
                      Series C Preferred Private Placement

10.34 (14)            Regis Pharmaceutical Manufacturing Agreement dated March
                      4, 2003

10.35 (15)            Share Purchase Agreement and Deed of Indemnity as related
                      to shares in Super Insight Limited, dated November 28,
                      2003, by and between the Company, Chan Kon Fung and Super
                      Insight Limited

10.36 (15)            Allonge to the Share Purchase Agreement and Deed of
                      Indemnity as related to shares in Super Insight Limited and Immtech Hong Kong Limited, dated November 28, 2003, by and between the Company, Chan Kon Fung, Lenton Fibre
                      Optics Development Limited, Super Insight Limited, and
                      Immtech Hong Kong Limited

10.37 (16)            Testing Agreement, dated as of November 26, 2003, by and
                      between Medicines for Malaria Venture, Immtech
                      International Inc., and The University of North Carolina at Chapel Hill

10.38 (17)            Form of Regulation D Subscription Agreement for January
                      2004 Series D Preferred Private Placement

10.39 (17)            Form of Regulation S Subscription Agreement for January
                      2004 Series D Preferred Private Placement

14.1 (18)             Code of Ethics

21.1 (13)             Subsidiaries of Registrant

23.1 (18)             Consent of Deloitte & Touche LLP

31.1 (18)             Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (18)             Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (18)             Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (18)             Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

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

(9) Incorporated by Reference to our Form 8-K (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2002.

(10) Incorporated by Reference to our Form 10-Q (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2002, as amended on June 10, 2002.

(11) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on September 25, 2002.

(12) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 10, 2003.

(13) Incorporated by Reference to our Form 10-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 27, 2003, as amended on October 15, 2003.

(14) Incorporated by Reference to our Form 10-K/A (File No. 001-14907), as filed with the Securities and Exchange Commission on October 15, 2003.

(15) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 2, 2003.

(16) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 3, 2003.

(17) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on January 21, 2004.

(18) Filed herewith.

IMMTECH INTERNATIONAL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Financial Statements as of March 31, 2003 and 2004, for the Years Ended March 31, 2002, 2003 and 2004 and for the Period October 15, 1984 (Date of Inception) to March 31, 2004 (Unaudited) and Report of Independent Registered Public Accounting Firm

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     1

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2003 AND 2004,
      FOR THE YEARS ENDED MARCH 31, 2002, 2003 AND 2004, AND FOR
      THE PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO
      MARCH 31, 2004 (UNAUDITED):

      Balance Sheets                                                        2

      Statements of Operations                                              3

      Statements of Stockholders' Equity (Deficiency in Assets)            4-7

      Statements of Cash Flows                                              8

      Notes to Financial Statements                                       9-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
    Immtech International, Inc.:

We have audited the accompanying consolidated balance sheets of Immtech International, Inc. (a development stage enterprise) and subsidiaries (the "Company") as of March 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


Milwaukee, Wisconsin
June 4, 2004

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2004
--------------------------------------------------------------------------------

ASSETS                                                                                         2003                          2004
                                                                                           -----------                   -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                                $   112,040                   $ 6,745,283
  Restricted funds on deposit                                                                2,739,947                     2,154,928
  Other current assets                                                                         133,525                        59,979
                                                                                           -----------                   -----------

           Total current assets                                                              2,985,512                     8,960,190

PROPERTY AND EQUIPMENT - Net                                                                 3,604,656                     3,610,214

OTHER ASSETS                                                                                    19,848                        15,477


                                                                                           -----------                   -----------
TOTAL ASSETS                                                                               $ 6,610,016                   $12,585,881
                                                                                           ===========                   ===========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                                   2003                2004
                                                                                                   ------------        ------------
CURRENT LIABILITIES:
  Accounts payable                                                                                 $    541,881        $    970,308
  Accrued expenses                                                                                        4,821              22,382
  Deferred revenue                                                                                    2,554,071           1,831,093
                                                                                                   ------------        ------------
           Total current liabilities                                                                  3,100,773           2,823,783

DEFERRED RENTAL OBLIGATION                                                                               20,779              14,413
                                                                                                   ------------        ------------
           Total liabilities                                                                          3,121,552           2,838,196
                                                                                                   ------------        ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                                       296,193

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,440,000 and 4,080,000 shares authorized and unissued as of March 31, 2003 and 2004, respectively
  Series A convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 320,000 shares authorized, 142,800 and 80,800 shares issued and outstanding as of March 31, 2003 and 2004, respectively, aggregate liquidation preference of $3,668,005 and $2,075,250 as of March 31, 2003 and
   2004, respectively                                                                                 3,668,005           2,075,250
  Series B convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 240,000 shares authorized, 56,725 and 19,925 shares issued and outstanding as of March 31, 2003 and 2004, respectively, aggregated liquidation preference of $1,469,967 and $516,093 as of March 31, 2003 and
   2004, respectively                                                                                 1,469,967             516,093
  Series C convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 160,000 shares authorized, 72,304 shares outstanding as of March
   31, 2004, aggregate liquidation preference of $1,874,186 as of March 31, 2004                                          1,874,186
  Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 200,000 shares outstanding as of March 31, 2004, aggregate liquidation preference of
   $5,056,712 as of March 31, 2004                                                                                        5,056,712
  Common stock, par value $0.01 per share, 100,000,000 shares authorized,
   7,898,986 and 9,835,286 shares issued and outstanding as of March 31, 2003 and
   2004, respectively                                                                                    78,990              98,353
  Additional paid-in capital                                                                         40,142,617          58,666,489
  Deficit accumulated during the developmental stage                                                (42,167,308)        (58,539,398)
                                                                                                   ------------        ------------
           Total stockholders' equity                                                                 3,192,271           9,747,685
                                                                                                   ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $  6,610,016        $ 12,585,881
                                                                                                   ============        ============

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2002, 2003 AND 2004 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                         October 15,
                                                                                                                            1984
                                                                                                                        (Inception)
                                                                                     Years Ended March 31,              to March 31,
                                                                       --------------------------------------------
                                                                           2002            2003            2004            2004
                                                                       ------------    ------------    ------------    ------------
REVENUES                                                               $  3,522,113    $  1,608,849    $  2,416,180    $ 11,259,002

EXPENSES:
  Research and development                                                3,958,107       2,570,370       3,292,737      34,364,268
  General and administrative                                              2,927,726       3,731,398      11,989,670      33,061,554
  Equity in loss of joint venture                                                                                           135,002
                                                                       ------------    ------------    ------------    ------------

           Total expenses                                                 6,885,833       6,301,768      15,282,407      67,560,824
                                                                       ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                     (3,363,720)     (4,692,919)    (12,866,227)    (56,301,822)

OTHER INCOME (EXPENSE):
  Interest income                                                            40,610          13,850          20,414         597,992
  Interest expense                                                                                                       (1,129,502)
  Loss on sales of investment securities - net                                                                               (2,942)
  Cancelled offering costs                                                                                                 (584,707)
  Gain on extinguishment of debt                                                                                          1,427,765
                                                                       ------------    ------------    ------------    ------------

           Other income (expense) - net                                      40,610          13,850          20,414         308,606
                                                                       ------------    ------------    ------------    ------------

NET LOSS                                                                 (3,323,110)     (4,679,069)    (12,845,813)    (55,993,216)


  CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE PREFERRED
   STOCK PREMIUM DEEMED DIVIDENDS                                          (937,935)       (451,869)     (3,526,277)     (4,916,081)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM AMORTIZATION AND
   DIVIDENDS                                                                                                              2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $ (4,261,045)   $ (5,130,938)   $(16,372,090)   $(58,539,398)
                                                                       ============    ------------    ------------    ------------

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
   STOCKHOLDERS:
    Net loss                                                           $      (0.55)   $      (0.71)   $      (1.43)
    Convertible preferred stock dividends and convertible
   preferred stock premium deemed dividends                                   (0.16)          (0.07)          (0.39)
                                                                       ------------    ------------    ------------

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                                        $      (0.71)   $      (0.78)   $      (1.82)
                                                                       ============    ------------    ------------

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET
   LOSS PER SHARE                                                         6,011,416       6,565,495       8,977,817


See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) YEARS ENDED MARCH 31, 2002, 2003 AND 2004 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2004 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------

                                                 Series A Convertible         Series B Convertible         Series C Convertible
                                                    Preferred Stock              Preferred Stock              Preferred Stock
                                              --------------------------   --------------------------   --------------------------
                                               Issued and                   Issued and                   Issued and
                                              Outstanding         Amount   Outstanding         Amount   Outstanding         Amount
October 15, 1984 (Inception)
  Issuance of common stock to founders

Balance, March 31, 1985
  Issuance of common stock
  Net loss

Balance, March 31, 1986
  Issuance of common stock
  Net loss

Balance, March 31, 1987
  Issuance of common stock
  Net loss

Balance, March 31, 1988
  Issuance of common stock
  Provision for compensation
  Net loss

Balance, March 31, 1989
  Issuance of common stock
  Provision for compensation
  Net loss

Balance, March 31, 1990
  Issuance of common stock
  Provision for compensation
  Net loss

Balance, March 31, 1991
  Issuance of common stock
  Provision for compensation
  Issuance of stock options in exchange
    for cancellation of indebtedness
  Net loss

Balance, March 31, 1992
  Issuance of common stock
  Provision for compensation
  Net loss

Balance, March 31, 1993
  Issuance of common stock
  Provision for compensation
  Net loss



Balance, March 31, 1994
  Net loss

Balance, March 31, 1995
  Issuance of common stock for
    compensation
  Net loss

Balance, March 31, 1996
  Issuance of common stock
  Provision for compensation - employees
  Provision for compensation - nonemployees
  Issuance of warrants to purchase common
   stock
  Net loss


Balance, March 31, 1997
  Exercise of options
  Provision for compensation  - employees
  Provision for compensation  - nonemployees
  Contributed capital - common stockholders
  Net loss


Balance, March 31, 1998
  Issuance of common stock under
    private placement offering
  Exercise of options
  Provision for compensation - nonemployees
  Issuance of common stock to Criticare
  Conversion of Criticare debt to common
    stock
  Conversion of debt to common stock
  Conversion of redeemable preferred
    stock to common stock
  Net loss



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


Balance, March 31, 2001
  Net loss
  Issuance of Series A convertible
    preferred stock under private placement
    offerings, less cash offering costs
    of $153,985                                   160,100    $ 4,002,500
  Issuance of common stock as offering
    costs under private placement offerings
  Accrual of preferred stock dividends                            29,400
  Exercise of options
  Provision for compensation - nonemployees
                                              -----------    -----------


Balance, March 31, 2002                           160,100    $ 4,031,900
   Net loss
  Issuance of Series B convertible
  preferred stock under private
  placement offerings, less cash
    offering costs of $58,792                                                   76,725    $ 1,918,125
  Issuance of common stock for services
    provided in connection with private
    placement offerings
  Conversion of convertible preferred
    stock to common stock                         (17,300)      (437,396)      (20,000)      (515,671)
  Accrual of preferred stock dividends                           226,210                       76,227
  Payment of preferred stock dividends                          (152,709)                      (8,714)
  Issuance of common stock for land use
    rights acquisition
  Issuance of common stock and warrants
    for services
  Exercise of options
  Provision for compensation -
    nonemployees
                                              -----------    -----------   -----------    -----------

Balance, March 31, 2003                           142,800      3,668,005        56,725      1,469,967
  Net loss
  Issuance of Series C convertible
    preferred stock under private
    placement offerings, less offering
    costs of $1,685,365 (including
    cash of $289,000)                                                                                       125,352    $ 3,133,800
  Issuance of Series D convertible
    preferred stock under private
    placement offerings, less cash
    offering costs of $428,919
  Issuance of common stock for services
  provided in connection with private
    placement offerings
  Conversion of convertible preferred
    stock to common stock                         (62,000)    (1,566,440)      (36,800)      (939,231)      (53,048)    (1,344,792)
  Accrual of preferred stock dividends                           147,311                       53,533                      175,157
  Payment of preferred stock dividends                          (173,626)                     (68,176)                     (89,979)
  Exercise of warrants
  Issuance of common stock and warrants
    for services - nonemployees
  Exercise of options
  Provision for compensation - nonemployees
                                              -----------    -----------   -----------    -----------   -----------    -----------

Balance, March 31, 2004                            80,800    $ 2,075,250        19,925    $   516,093        72,304    $ 1,874,186
                                              ===========    ===========   ===========    ===========   ===========    ===========


                                                -------------------------------------------------------------------

                                                    Series D Convertible
                                                      Preferred Stock               Common Stock
                                                ---------------------------     --------------------     Additional
                                                  Issued and                     Issued and               Paid-in
                                                 Outstanding          Amount    Outstanding   Amount      Capital
October 15, 1984 (Inception)
  Issuance of common stock to founders                                            113,243    $ 1,132    $     24,868
                                                                                ---------    -------    ------------
Balance, March 31, 1985                                                           113,243      1,132          24,868
  Issuance of common stock                                                         85,368        854         269,486
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1986                                                           198,611      1,986         294,354
  Issuance of common stock                                                         42,901        429         285,987
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1987                                                           241,512      2,415         580,341
  Issuance of common stock                                                          4,210         42          28,959
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1988                                                           245,722      2,457         609,300
  Issuance of common stock                                                         62,792        628         569,372
  Provision for compensation                                                                                 489,975
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1989                                                           308,514      3,085       1,668,647
  Issuance of common stock                                                         16,478        165         171,059
  Provision for compensation                                                                                 320,980
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1990                                                           324,992      3,250       2,160,686
  Issuance of common stock                                                            218          2           1,183
  Provision for compensation                                                                                   6,400
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1991                                                           325,210      3,252       2,168,269
  Issuance of common stock                                                         18,119        181          85,774
  Provision for compensation                                                                                 864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                                          57,917
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1992                                                           343,329      3,433       3,176,456
  Issuance of common stock                                                        195,790      1,958          66,839
  Provision for compensation                                                                                 191,502
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1993                                                           539,119      5,391       3,434,797
  Issuance of common stock                                                        107,262      1,073          40,602
  Provision for compensation                                                                                  43,505
  Net loss
                                                                                ---------    -------    ------------


Balance, March 31, 1994                                                           646,381    $ 6,464    $  3,518,904
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1995                                                           646,381      6,464       3,518,904
  Issuance of common stock for
    compensation                                                                   16,131        161           7,339
  Net loss
                                                                                ---------    -------    ------------
Balance, March 31, 1996                                                           662,512      6,625       3,526,243
  Issuance of common stock                                                         12,986        130           5,908
  Provision for compensation - employees                                                                      45,086
  Provision for compensation - nonemployees                                                                   62,343
  Issuance of warrants to purchase common
   stock                                                                                                      80,834
  Net loss
                                                                                ---------    -------    ------------

Balance, March 31, 1997                                                           675,498      6,755       3,720,414
  Exercise of options                                                              68,167        682          28,862
  Provision for compensation  - employees                                                                     50,680
  Provision for compensation  - nonemployees                                                                 201,696
  Contributed capital - common stockholders                                                                  231,734
  Net loss
                                                                                ---------    -------    ------------

Balance, March 31, 1998                                                           743,665      7,437       4,233,386
  Issuance of common stock under
    private placement offering                                                    575,000      5,750         824,907
  Exercise of options                                                              40,650        406          12,944
  Provision for compensation - nonemployees                                                                2,426,000
  Issuance of common stock to Criticare                                            86,207        862         133,621
  Conversion of Criticare debt to common
    stock                                                                         180,756      1,808         856,485
  Conversion of debt to common stock                                              424,222      4,242         657,555
  Conversion of redeemable preferred
    stock to common stock                                                       1,195,017     11,950       1,852,300
  Net loss
                                                                                ---------    -------    ------------


Balance, March 31, 1999                                                         3,245,517    $32,455    $ 10,997,198
  Comprehensive loss:
    Net loss
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale

      Comprehensive loss
  Issuance of common stock under initial
    public offering, less offering costs
    of $513,000                                                                 1,150,000     11,500       9,161,110
  Exercise of options and warrants                                                247,420      2,474         424,348
  Provision for compensation - nonemployees                                                                  509,838
  Issuance of common stock for
    compensation - nonemployees                                                   611,250      6,113       6,106,387
  Issuance of common stock for accrued
    interest                                                                       28,147        281         281,189
                                                                                ---------    -------    ------------

Balance, March 31, 2000                                                         5,282,334     52,823      27,480,070

  Comprehensive loss:
    Net loss
    Other comprehensive income (loss):
      Unrealized loss on investment
        securities available for sale
      Reclassification adjustment for
        loss included in net loss
      Comprehensive loss
  Issuance of common stock under
    private placement offering                                                    584,250      5,843       4,299,806
  Exercise of options                                                              88,661        886          41,922
  Provision for compensation - nonemployees                                                                1,739,294
  Contributed capital - common stockholder                                                                    13,825
                                                                                ---------    -------    ------------

Balance, March 31, 2001                                                         5,955,245     59,552      33,574,917
  Net loss
  Issuance of Series A convertible
    preferred stock under private placement
    offerings, less cash offering costs
    of $153,985                                                                                              754,550
  Issuance of common stock as offering
    costs under private placement offerings                                        60,000        600            (600)
  Accrual of preferred stock dividends
  Exercise of options                                                              51,214        512          18,972
  Provision for compensation - nonemployees                                                                  332,005
                                                                                ---------    -------    ------------


Balance, March 31, 2002                                                         6,066,459    $60,664    $ 34,679,844
   Net loss
  Issuance of Series B convertible
  preferred stock under private
  placement offerings, less cash
    offering costs of $58,792                                                                                 90,640
  Issuance of common stock for services
    provided in connection with private
    placement offerings                                                           290,000      2,900         942,200
  Conversion of convertible preferred
    stock to common stock                                                         228,448      2,285         950,758
  Accrual of preferred stock dividends
  Payment of preferred stock dividends                                             45,529        456         160,657
  Issuance of common stock for land use
    rights acquisition                                                          1,260,000     12,600       2,986,200
  Issuance of common stock and warrants
    for services                                                                    8,333         83          89,042
  Exercise of options                                                                 217          2             126
  Provision for compensation -
    nonemployees                                                                                             243,150
                                                                                ---------    -------    ------------

Balance, March 31, 2003                                                         7,898,986     78,990      40,142,617
  Net loss
  Issuance of Series C convertible
    preferred stock under private
    placement offerings, less offering
    costs of $1,685,365 (including
    cash of $289,000)                                                                                       (565,088)
  Issuance of Series D convertible
    preferred stock under private
    placement offerings, less cash
    offering costs of $428,919                       200,000    $  5,000,000                               1,544,368
  Issuance of common stock for services
  provided in connection with private
    placement offerings                                                           220,000      2,200       1,394,800
  Conversion of convertible preferred
    stock to common stock                                                         887,817      8,878       3,841,327
  Accrual of preferred stock dividends                                56,712
  Payment of preferred stock dividends                                             44,398        443         330,197
  Exercise of warrants                                                            559,350      5,594       4,468,572
  Issuance of common stock and warrants
    for services - nonemployees                                                   201,667      2,017       7,231,835
  Exercise of options                                                              23,068        231          10,361
  Provision for compensation - nonemployees                                                                  267,500
                                                ------------    ------------    ---------    -------    ------------

Balance, March 31, 2004                              200,000    $  5,056,712    9,835,286    $98,353    $ 58,666,489
                                                ============    ============    =========    =======    ============


                                                  Deficit         Accumulated         Total
                                                Accumulated          Other         Stockholders'
                                                 During the      Comprehensive        Equity
                                                Development          Income        (Deficiency in
                                                   Stage             (Loss)          Assets)
October 15, 1984 (Inception)
  Issuance of common stock to founders                                             $     26,000
                                                                                   ------------

Balance, March 31, 1985                                                                  26,000
  Issuance of common stock                                                              270,340
  Net loss                                      $   (209,569)                          (209,569)
                                                ------------                       ------------
Balance, March 31, 1986                             (209,569)                            86,771
  Issuance of common stock                                                              286,416
  Net loss                                           (47,486)                           (47,486)
                                                ------------                       ------------
Balance, March 31, 1987                             (257,055)                           325,701
  Issuance of common stock                                                               29,001
  Net loss                                          (294,416)                          (294,416)
                                                ------------                       ------------
Balance, March 31, 1988                             (551,471)                            60,286
  Issuance of common stock                                                              570,000
  Provision for compensation                                                            489,975
  Net loss                                          (986,746)                          (986,746)
                                                ------------                       ------------
Balance, March 31, 1989                           (1,538,217)                           133,515
  Issuance of common stock                                                              171,224
  Provision for compensation                                                            320,980
  Net loss                                          (850,935)                          (850,935)
                                                ------------                       ------------
Balance, March 31, 1990                           (2,389,152)                          (225,216)
  Issuance of common stock                                                                1,185
  Provision for compensation                                                              6,400
  Net loss                                          (163,693)                          (163,693)
                                                ------------                       ------------
Balance, March 31, 1991                           (2,552,845)                          (381,324)
  Issuance of common stock                                                               85,955
  Provision for compensation                                                            864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                     57,917
  Net loss                                        (1,479,782)                        (1,479,782)
                                                ------------                       ------------
Balance, March 31, 1992                           (4,032,627)                          (852,738)
  Issuance of common stock                                                               68,797
  Provision for compensation                                                            191,502
  Net loss                                        (1,220,079)                        (1,220,079)
                                                ------------                       ------------
Balance, March 31, 1993                           (5,252,706)                        (1,812,518)
  Issuance of common stock                                                               41,675
  Provision for compensation                                                             43,505
  Net loss                                        (2,246,426)                        (2,246,426)
                                                ------------                       ------------

                                                                                   (Continued)
Balance, March 31, 1994                         $ (7,499,132)                      $ (3,973,764)
  Net loss                                        (1,661,677)                        (1,661,677)
                                                ------------                       ------------
Balance, March 31, 1995                           (9,160,809)                        (5,635,441)
  Issuance of common stock for
    compensation                                                                          7,500
  Net loss                                        (1,005,962)                        (1,005,962)
                                                ------------                       ------------
Balance, March 31, 1996                          (10,166,771)                        (6,633,903)
  Issuance of common stock                                                                6,038
  Provision for compensation - employees                                                 45,086
  Provision for compensation - nonemployees                                              62,343
  Issuance of warrants to purchase common
   stock                                                                                 80,834
  Net loss                                        (1,618,543)                        (1,618,543)
                                                ------------                       ------------

Balance, March 31, 1997                          (11,785,314)                        (8,058,145)
  Exercise of options                                                                    29,544
  Provision for compensation  - employees                                                50,680
  Provision for compensation  - nonemployees                                            201,696
  Contributed capital - common stockholders                                             231,734
  Net loss                                        (1,477,132)                        (1,477,132)
                                                ------------                       ------------

Balance, March 31, 1998                          (13,262,446)                        (9,021,623)
  Issuance of common stock under
    private placement offering                                                          830,657
  Exercise of options                                                                    13,350
  Provision for compensation - nonemployees                                           2,426,000
  Issuance of common stock to Criticare                                                 134,483
  Conversion of Criticare debt to common
    stock                                                                               858,293
  Conversion of debt to common stock                                                    661,797
  Conversion of redeemable preferred
    stock to common stock                          3,713,334                          5,577,584
  Net loss                                        (1,929,003)                        (1,929,003)
                                                ------------                       ------------

                                                                                   (Continued)
Balance, March 31, 1999                          (11,478,115)                      $   (448,462)
  Comprehensive loss:                                                                        --
    Net loss                                     (11,433,926)                       (11,433,926)
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale                            $       (1,178)         (1,178)
                                                                                   ------------
      Comprehensive loss                                                            (11,435,104)
  Issuance of common stock under initial
    public offering, less offering costs
    of $513,000                                                                       9,172,610
  Exercise of options and warrants                                                      426,822
  Provision for compensation - nonemployees                                             509,838
  Issuance of common stock for
    compensation - nonemployees                                                       6,112,500
  Issuance of common stock for accrued
    interest                                                                            281,470
                                                ------------     --------------    ------------

Balance, March 31, 2000                          (22,912,041)            (1,178)      4,619,674
                                                                                   ------------
  Comprehensive loss:
    Net loss                                      (9,863,284)                        (9,863,284)
    Other comprehensive income (loss):
      Unrealized loss on investment
        securities available for sale                                    (1,764)         (1,764)
      Reclassification adjustment for
        loss included in net loss                                         2,942           2,942
                                                                 --------------    ------------
      Comprehensive loss                                                             (9,862,106)
  Issuance of common stock under
    private placement offering                                                        4,305,649
  Exercise of options                                                                    42,808
  Provision for compensation - nonemployees                                           1,739,294
  Contributed capital - common stockholder                                               13,825
                                                ------------     --------------    ------------

Balance, March 31, 2001                          (32,775,325)                           859,144
  Net loss                                        (3,323,110)                        (3,323,110)
  Issuance of Series A convertible
    preferred stock under private placement
    offerings, less cash offering costs
    of $153,985                                     (908,535)                         3,848,515
  Issuance of common stock as offering
    costs under private placement offerings
  Accrual of preferred stock dividends               (29,400)
  Exercise of options                                                                    19,484
  Provision for compensation - nonemployees                                             332,005
                                                ------------     --------------    ------------

                                                                                   (Continued)
Balance, March 31, 2002                         $(37,036,370)                      $  1,736,038
   Net loss                                       (4,679,069)                        (4,679,069)
  Issuance of Series B convertible
  preferred stock under private
  placement offerings, less cash
    offering costs of $58,792                       (149,432)                         1,859,333
  Issuance of common stock for services
    provided in connection with private
    placement offerings                                                                 945,100
  Conversion of convertible preferred
    stock to common stock                                                                   (24)
  Accrual of preferred stock dividends              (302,437)
  Payment of preferred stock dividends                                                     (310)
  Issuance of common stock for land use
    rights acquisition                                                                2,998,800
  Issuance of common stock and warrants
    for services                                                                         89,125
  Exercise of options                                                                       128
  Provision for compensation -
    nonemployees                                                                        243,150
                                                ------------     --------------    ------------

Balance, March 31, 2003                          (42,167,308)                         3,192,271
  Net loss                                       (12,845,813)                       (12,845,813)
  Issuance of Series C convertible
    preferred stock under private
    placement offerings, less offering
    costs of $1,685,365 (including
    cash of $289,000)                             (1,120,277)                         1,448,435
  Issuance of Series D convertible
    preferred stock under private
    placement offerings, less cash
    offering costs of $428,919                    (1,973,287)                         4,571,081
  Issuance of common stock for services
  provided in connection with private
    placement offerings                                                               1,397,000
  Conversion of convertible preferred
    stock to common stock                                                                  (258)
  Accrual of preferred stock dividends              (432,713)
  Payment of preferred stock dividends                                                   (1,141)
  Exercise of warrants                                                                4,474,166
  Issuance of common stock and warrants
    for services - nonemployees                                                       7,233,852
  Exercise of options                                                                    10,592
  Provision for compensation - nonemployees                                             267,500
                                                ------------     --------------    ------------

Balance, March 31, 2004                         $(58,539,398)    $            0    $  9,747,685
                                                ============     ==============    ============

                                                                                     (Concluded)

See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002, 2003 AND 2004 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2004 (UNAUDITED)

                                                                                                                        October 15,
                                                                                                                           1984
                                                                                                                        (Inception)
                                                                                  Years Ended March 31,                 to March 31,
                                                                    ----------------------------------------------
                                                                        2002             2003             2004             2004
                                                                    ------------     ------------     ------------     ------------
OPERATING ACTIVITIES:
  Net loss                                                          $ (3,323,110)    $ (4,679,069)    $(12,845,813)    $(55,993,216)
  Adjustments to reconcile net loss to net cash used in
   operating activities:  Compensation recorded related
   to issuance of common stock, common stock options and
   warrants                                                              332,005        1,277,375        7,501,352       22,361,327
    Depreciation and amortization of property and
   equipment                                                              98,893           93,420          115,261          752,441
    Deferred rental obligation                                            (6,366)          (6,366)          (6,366)          14,413
    Equity in loss of joint venture                                                                                         135,002
    Loss on sales of investment securities - net                                                                              2,942
    Amortization of debt discounts and issuance costs                                                                       134,503
    Gain on extinguishment of debt                                                                                       (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                                      3,210,153       (2,137,547)         585,019       (2,154,928)
      Other current assets                                               (11,592)         (93,644)          73,546          (59,979)
      Other assets                                                                                           4,371          (15,477)
      Accounts payable                                                (1,150,704)          (4,741)         428,427        1,297,843
      Accrued expenses                                                   (66,605)             564           17,561          685,395
      Deferred revenue                                                (2,945,759)       1,990,636         (722,978)       1,831,093
                                                                    ------------     ------------     ------------     ------------
           Net cash used in operating activities                      (3,863,085)      (3,559,372)      (4,849,620)     (32,436,406)
                                                                    ------------     ------------     ------------     ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (64,819)        (225,528)        (417,012)      (1,335,726)
  Advances to Joint Venture                                                                                                (135,002)
  Proceeds from maturities of investments                                                                                 1,800,527
  Purchases of investment securities                                                                                     (1,803,469)
                                                                    ------------     ------------     ------------     ------------

           Net cash used in investing activities                         (64,819)        (225,528)        (417,012)      (1,473,670)
                                                                    ------------     ------------     ------------     ------------

FINANCING ACTIVITIES:
  Net advances from stockholders and affiliates                                                                             985,172
  Proceeds from issuance of notes payable                                                                                 2,645,194
  Principal payments on notes payable                                                                                      (218,119)
  Payments for debt issuance costs                                                                                          (53,669)
  Payments for extinguishment of debt                                                                                      (203,450)
  Net proceeds from issuance of redeemable preferred
   stock                                                                                                                  3,330,000
  Net proceeds from issuance of convertible preferred
   stock and warrants                                                  3,848,515        1,859,333        7,416,516       13,124,364
  Payments for convertible preferred stock dividends and
   for fractional shares of common stock resulting from
   the conversions of convertible preferred stock                                            (334)          (1,399)          (1,733)
  Net proceeds from issuance of common stock                              19,484              128        4,484,758       20,802,041
  Additional capital contributed by stockholders                                                                            245,559
                                                                    ------------     ------------     ------------     ------------

           Net cash provided by financing activities                   3,867,999        1,859,127       11,899,875       40,655,359
                                                                    ------------     ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (59,905)      (1,925,773)       6,633,243        6,745,283

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,097,718        2,037,813          112,040
                                                                    ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  2,037,813     $    112,040     $  6,745,283     $  6,745,283
                                                                    ============     ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION  (Note 11)

See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2002, 2003 AND 2004
--------------------------------------------------------------------------------

1.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiaries (the "Company") is a pharmaceutical company advancing the development and commercialization of oral drugs to treat infectious diseases and metabolic (diabetes) and neoplastic (cancer) disorders. The Company has drug development programs that include treatments for fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia, and tropical medicine diseases including African sleeping sickness (a parasitic disease also known as Trypanosomiasis) and Leishmaniasis (a parasitic disease that can cause liver damage). The Company holds worldwide patents and patent applications, licenses and rights to license and technologies primarily from a scientific consortium that has granted it exclusive rights to commercialize products from, and license rights to, the technology. The Company is a development stage enterprise and since its inception on October 15, 1984, has engaged in research and development programs, expanding its network of scientists and scientific advisors, licensing technology agreements, and advancing the commercialization of its dication technology platform. The Company uses the expertise and resources of strategic partners and contracted parties in a number of areas, including:
      (i) laboratory research, (ii) pre-clinical and human clinical trials and
      (iii) manufacture of pharmaceutical drugs.

      The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2005, if at all.

      Since inception, the Company has incurred accumulated losses of approximately $55,993,000. Management expects the Company to continue to incur significant losses during the next several years as the Company continues its commercialization, research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with third parties and is dependent on their ability to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial additional funds to commercialize its product candidates. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction in the Company's research and development programs, competitive and technological advances, the regulatory process, and other factors. In any of these circumstances, the Company may require substantially more funds than are currently available or than management intends to raise.

      The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded and is awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through at least the next twelve months, although there can be no assurance that the Company will not require additional funds. Management may seek to satisfy future funding requirements through public or private offerings of securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies or from other sources.

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to obtain profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing their efforts to obtain additional equity and/or debt financing, and to obtain additional research grants and entering into research and development agreements with other entities.

      Principles of Consolidation - The consolidated financial statements include the accounts of Immtech International, Inc. and its wholly-owned subsidiaries (see Note 2). All intercompany balances and transactions have been eliminated.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

      Restricted Funds on Deposit - Restricted funds on deposit consist of cash in two accounts on deposit at a bank that is restricted for use in accordance with a clinical research subcontract agreement with The University of North Carolina at Chapel Hill and with Medicines for Malaria Venture ("MMV").

      Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specified limits. Balances in excess of FDIC limits are uninsured.

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of March 31, 2003 and 2004, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of March 31, 2003 and 2004. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

      Property and Equipment - Property and equipment are recorded at cost and depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets ranging from three to fifty years.

      Land Use Rights - Land use rights represent an agreement by Lenton Fibre Optics Development Limited ("Lenton") to use land in the People's Republic of China for a period of 50 years and was being amortized over that period on a straight-line basis prior to the Super Insight transaction discussed in Note 2, resulting in the elimination of this agreement.

      Long-Lived Assets - The Company periodically evaluates the carrying value of its property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the asset and is measured by the difference between the fair value and the carrying value of the asset.

      Minority Interest - Minority interest represents the carryover basis of the 20% of Lenton not owned by the Company at the date of acquisition, plus equity in earnings or minus equity in losses from that date (see Note
      2).

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

      Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic net income
      (loss) per share and diluted
      net loss per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares. Diluted net loss per share was the same as the basic net loss per share for the years ended March 31, 2002, 2003 and 2004. Potentially dilutive shares for common stock options and warrants and conversion of Series A, B, C and D Convertible Preferred Stock were not included in net income (loss) per share as their effect was antidilutive for each of the years then ended.

      Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

      During the years ended March 31, 2002, 2003 and 2004, the Company issued 95,750, 203,000 and 277,000 stock options, respectively, to certain employees and directors. If the Company had recognized compensation expense for the options granted during the years ended March 31, 2002, 2003, and 2004, consistent with the fair-value method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                                         2002             2003             2004
       Net loss attributable to common shareholders - as reported                    $ (4,261,045)    $ (5,130,938)    $(16,372,090)

       Add:  stock-based compensation expense included in
         reported net loss                                                                      0                0                0

       Deduct:  total employee stock-based compensation expense
         determined under fair value method for all awards                               (270,329)        (295,177)      (1,205,881)
                                                                                     ------------     ------------     ------------

       Net loss attributable to common stockholders - pro forma                      $ (4,531,374)    $ (5,426,115)    $(17,577,971)
                                                                                     ============     ============     ============

       Basic and diluted net loss per share attributable to
         common stockholders - as reported                                           $      (0.71)    $      (0.78)    $      (1.82)
                                                                                     ============     ============     ============

       Basic and diluted net loss per share attributable to
         common stockholders - pro forma                                             $      (0.75)    $      (0.83)    $      (1.96)
                                                                                     ============     ============     ============


      The following weighted average assumptions were used for grants during the year ended March 31, 2002: 1) expected dividend yield of 0%, 2) risk-free interest rate of 5.0%, 3) expected volatility of 87%, and 4) expected option life of 7.1 years. The following weighted average assumptions were used for grants during the year ended March 31, 2003: 1) expected dividend yield of 0%, 2) risk-free interest rate of 3.8%, 3) expected volatility of 87%, and 4) expected option life of 9.5 years. The following weighted average assumptions were used for grants during the year ended March 31, 2004: 1) expected dividend yield of 0%, 2) risk-free interest rate of 4.3%, 3) expected volatility of 113%, and 4) expected option life of 10 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income (loss) or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted during the years ended March 31, 2002, 2003 and 2004 was $5.46, $2.15 and $18.23, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

      Fair Value of Financial Instruments - The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of March 31, 2003 and 2004 based on the short-term nature of the instruments.

      Segment Reporting - The Company is a development stage pharmaceutical company that operates as one segment.

      Comprehensive Loss - There were no cumulative differences between comprehensive loss and net loss for the years presented.

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

2.    EXCHANGE OF OWNERSHIP INTERESTS

      On November 28, 2003, the Company entered into a share purchase agreement and deed of indemnity (the "Share Purchase Agreement") as related to the shares in Super Insight Limited ("Super Insight") and a share purchase agreement and deed of indemnity as related to the shares in Super Insight and Immtech Hong Kong Limited (the "Allonge") with Mr. Chan Kon Fung ("Mr. Chan"), Lenton, Super Insight and Immtech Hong Kong Limited. Pursuant to the terms of the Share Purchase Agreement and the Allonge, Immtech purchased (i) from Mr. Chan 100% of the outstanding shares of Super Insight and its wholly-owned subsidiary, subsequently named Immtech Life Science Limited ("Immtech Life Science") and (ii) from Lenton, 100% of Lenton's interest in Immtech Hong Kong. As payment for the shares of Super Insight and Immtech Hong Kong, Immtech transferred to Mr. Chan its 80% interest in Lenton and $400,000 in cash.

      Immtech Life Science has ownership of two floors of a newly-constructed building located in the Futian Bounded Zone, Shenzhen, in the People's Republic of China through May 2051, which is classified as leasehold improvements in the accompanying March 31, 2004 consolidated balance sheet.

      This transaction resulted in the surrender of the Company's ownership interest in Lenton and the consolidation of the Company's wholly-owned subsidiary, Super Insight. The primary asset of Lenton was land-use rights in China and the primary assets of Super Insight are leasehold improvements consisting of two floors of the building described above. This transaction has been accounted for as a like-kind exchange of similar assets. Accordingly, this transaction did not impact the Company's consolidated statement of operations.

3.    RECAPITALIZATION, PRIVATE PLACEMENTS AND INITIAL PUBLIC OFFERING

      On July 24, 1998 (the "Effective Date"), the Company completed a recapitalization (the "Recapitalization") pursuant to which, among other items: (i) the Company's debt holders converted approximately $3,151,000 in stockholder advances, notes payable and related accrued interest and accounts payable outstanding immediately prior to the Effective Date into 604,978 shares of common stock and approximately $203,000 in cash (see
      Note 10); and (ii) the Company's Series A Redeemable Preferred stockholders converted 1,794,550 shares of Series A Redeemable Preferred Stock issued and outstanding immediately prior to the Effective Date into 578,954 shares of common stock (see Note 10); (iii) the Company's Series B Redeemable Preferred stockholders converted 1,600,000 shares of Series B Redeemable Preferred Stock issued and outstanding immediately prior to the Effective Date into 616,063 shares of common stock (see Note 10).

      Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock for $1.74 per share, or aggregate consideration to the Company of $1,000,000 to certain accredited investors under a private placement offering. For services and expenses involved with this Recapitalization, the placement agent, New China Hong Kong Securities Limited ("NCHK") received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $.10 per share. On May 17, 1999, NCHK exercised their warrants. For advisory services in this transaction, RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $.10 per share. On April 22, 1999, the warrant agreement with RADE was amended to increase the exercise price from $.10 per share to $6.47 per share. The warrants expire July 24, 2004 (see Note 7). The private placement offering resulted in net proceeds of approximately $831,000. RADE leases an office facility which is occupied by both the Company and RADE. The office space is paid for by Immtech on RADE's behalf (see Note 9). During the years ended March 31, 2002, 2003, and 2004, the Company paid approximately $106,000, $106,000 and $121,000 respectively, for the use of the facility. In addition, during the year ended March 31, 2002, approximately $18,000, was paid to RADE as reimbursement for certain administrative expenses paid on behalf of the Company.

      On April 26, 1999, the Company issued 1,150,000 shares of common stock through an initial public stock offering resulting in net proceeds of approximately $9,173,000. Costs incurred of approximately $513,000 were netted with the proceeds of the offering. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share (see Note 7). The warrants expired on April 25, 2004.

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

      In June 2003, the Company completed private placement offerings which raised approximately $2,845,000 of additional equity capital (net of approximately $289,000 of cash offering costs) through the issuance of 125,352 shares of Series C Convertible Preferred Stock. Total cash and noncash offering costs with respect to the issuance of the Series C Convertible Preferred Stock was approximately $1,685,000.

      In January 2004, the Company completed private placement offerings which raised approximately $4,571,000 of additional equity capital (net of approximately $429,000 of cash offering costs) through the issuance of 200,000 shares of Series D Convertible Preferred Stock and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $16.00 per share. The warrants expire five years from the date of grant (see Note 7).

4.    INVESTMENT IN NEXTERA THERAPEUTICS, INC.

      On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and certain other parties, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. The Company and Franklin have a research and funding agreement with NextEra in which Franklin provided funding of $1,350,000 to NextEra to fund the scale-up of manufacturing for and initiation of certain clinical trials of NextEra's product candidates. The Company contributed its rmCRP technology as well as use of its current laboratory facilities for shares of common stock of NextEra. During the year ended March 31, 2000, the Company advanced

      $135,000 to NextEra to fund its operations. The Company's advance to NextEra was expensed during the year ended March 31, 2000. The Company did not advance any funds to NextEra during the years ended March 31, 2002, 2003 and 2004.

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

      NextEra has incurred accumulated losses of approximately $2,905,000 since inception (July 8, 1998) through March 31, 2004. NextEra is expected to continue to incur significant losses during the next several years. In addition, as of March 31, 2004, NextEra's current liabilities exceeded its current assets by approximately $361,000 and NextEra had a stockholders' equity of approximately $147,000.

      As of March 31, 2003 and 2004, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock.

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

      The Company has recognized an equity loss in NextEra to the extent of the basis of its investment. Future recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. As of March 31, 2003 and 2004, the Company's net investment in NextEra is zero.

      The following is summarized financial information for NextEra as of March 31, 2002, 2003, and 2004 and for the years then ended:

                                                                         2002                  2003                  2004
       Current assets                                                $   309,000           $   281,000           $   281,000
       Noncurrent assets                                                 642,000               566,000               508,000
       Current liabilities:
        Advances from Franklin                                            71,000                  --                    --
        Advances from the Company                                        135,000               135,000               135,000
        Advances from other shareholders                                  40,000                88,000               183,000
        Other                                                            525,000               353,000               324,000
       Stockholders' equity                                              117,000               271,000               147,000
       Revenues                                                           46,000                  --                    --
       Net (loss) income                                                (796,000)               91,000              (124,000)
       Net loss (inception to date)                                   (2,872,000)           (2,781,000)           (2,905,000)

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of March 31, 2003 and 2004:


                                                                                               2003                   2004
       Land use rights                                                                      $3,501,522
       Research and laboratory equipment                                                       474,455             $  477,609
       Furniture and office equipment                                                          157,824                169,069
       Leasehold improvements                                                                   28,525              3,587,519
                                                                                            ----------             ----------

       Property and equipment - at cost                                                      4,162,326              4,234,197

       Less accumulated depreciation and amortization                                          557,670                623,983
                                                                                            ----------             ----------

       Property and equipment - net                                                         $3,604,656             $3,610,214
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

      The Company has no significant deferred income tax liabilities. Significant components of the Company's deferred income tax assets are as follows:

                                                                                                        March 31,
                                                                                            --------------------------------
                                                                                                2003                2004
       Deferred income tax assets:
            Federal net operating loss carryforwards                                        $ 11,437,000        $ 14,566,000
            State net operating loss carryforwards                                             1,486,000           1,972,000
            Federal income tax credit carryforwards                                              701,000             750,000
            Deferred revenue                                                                     991,000             710,000
                                                                                            ------------        ------------

                 Total deferred income tax assets                                             14,615,000          17,998,000
                                                                                            ------------        ------------

       Valuation allowance                                                                   (14,615,000)        (17,998,000)
                                                                                            ------------        ------------

       Net deferred income taxes recognized in the accompanying balance
          sheets                                                                            $          0        $          0
                                                                                            ============        ============

      As of March 31, 2004, the Company had federal net operating loss carryforwards of approximately $42,840,000 which expire from 2006 through 2024. The Company also has approximately $41,092,000 of state net operating loss carryforwards as of March 31, 2004, which expire from 2009 through 2024, available to offset future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of the Company's net operating loss carryforwards for federal income tax purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2004, the Company had federal income tax credit carryforwards of approximately $750,000 which expire from 2008 through 2024.

      A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

                                                                                                     Years Ended March 31,
                                                                                                 ----------------------------
                                                                                                  2002       2003       2004
       Federal statutory income tax rate                                                         (34.0)%    (34.0)%    (34.0)%
       State income taxes                                                                         (4.8)      (4.8)      (4.8)
       Non-deductible compensation and expenses                                                    4.9        9.0        0.0
       Benefit of federal and state net operating loss and tax credit carryforwards and other deferred income tax assets not
          recognized                                                                              33.9       29.8       38.8
                                                                                                 -----      -----      -----

       Effective income tax rate                                                                   0.0%       0.0%       0.0%
                                                                                                 -----      -----      -----

7.    STOCKHOLDERS' EQUITY

      On January 7, 2004, the shareholders of the Company approved an increase in the number of authorized common stock from 30 million to 100 million shares.

      Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15, and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $55,250 and $98,005 of accrued preferred stock dividends at March 31, 2004 and 2003, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the year ended March 31, 2001, the Company issued 160,100 shares of Series A Convertible Preferred Stock for net proceeds of $3,849,000 (less cash offering costs of approximately $184,000). On October 15, 2003, the Company issued 4,010 shares of common stock and paid $296 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2003, the Company issued 23,316 shares of common stock and paid $96 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2002, the Company issued 28,959 shares of common stock and paid $64 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2002, the Company issued 8,249 shares of common stock and paid $166 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2004 and 2003, certain preferred stockholders converted 62,000 and 17,300 shares of Series A Convertible Preferred Stock, including accrued dividends, for 353,667 and 99,105 shares of common stock, respectively.

      The Company may require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price A, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. During the year ended March 31, 2004, the closing price of the Company's common stock did exceed $9 per share for 20 consecutive days. The Conversion Price is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

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

      Series B Convertible Preferred Stock - On September 5, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying consolidated balance sheets is $17,968 and $51,842 of accrued preferred stock dividends as of March 31, 2004 and 2003, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the year ended March 31, 2003, the Company issued 76,725 shares of Series B Convertible Preferred Stock for net proceeds of $1,859,000 (net of cash offering costs of approximately $59,000). On October 15, 2003, the Company issued 1,130 shares of common stock and paid $139 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2003, the Company issued 11,049 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2002, the Company issued 2,658 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2004 and 2003, certain preferred stockholders converted 36,800 and 20,000 shares of Series B Convertible Preferred stock, including accrued dividends, for 232,851 and 129,343 shares of common stock, respectively.

      The Company may require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. During the year ended March 31, 2004, the closing price of the Company's common stock did exceed $9 per share for 20 consecutive days. The Conversion Price B is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

      The Company may at any time, upon 30-day notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of common stock during the 30 day period. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment for dilution) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying March 31, 2004 consolidated balance sheet is $66,586 of accrued preferred stock dividends. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the year ended March 31, 2004, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $289,000 of cash offering costs). Total cash and noncash offering costs with respect to the issuance of the Series C Convertible Preferred Stock was approximately $1,685,000. The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the year ended March 31, 2004. On October 15, 2003, the Company issued 4,893 shares of common stock and paid $594 in lieu of fractional common shares as dividends on the preferred shares. During the year ended March 31, 2004, certain preferred stockholders converted 53,048 shares of Series C Convertible Preferred Stock, including accrued dividends, for 301,299 shares of common stock. The Company may at any time after May 31, 2004, require that any or all outstanding shares of Series C Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series C Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series C Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price C provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price C. During the year ended March 31, 2004, the closing price of the Company's common stock did exceed $9 per share for 20 consecutive days. The Conversion Price C is subject to certain antidilution adjustments, as defined in the Certificate of Designation.

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

      Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying consolidated balance sheet is $56,712 of accrued preferred stock dividends as of March 31, 2004. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of the Company's common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain antidilution adjustments, as defined in the Certificate of Designation. During the year ended March 31, 2004, the Company issued 200,000 shares of Series D Convertible Preferred Stock for net proceeds of approximately $4,571,000 (net of approximately $429,000 of cash offering costs).

      In connection with the Series D Preferred Stock offering, the Company entered into a Finder's Agreement with Ace Noble Holdings Limited (the "Finder") to identify and introduce qualified leads, increase financial market awareness in the Company and to assist the Company in raising funds. As consideration for services to be performed under this agreement, the Company was obligated to pay a cash fee of 8% of funds invested in Immtech's Series D Preferred Stock by Non-U.S. persons prior to January 23, 2004 by investors introduced by the Finder and expenses not to exceed $36,000. During the year ended March 31, 2004, fees of $350,000 and expenses of $36,000 were paid with respect to this agreement, which are included as part of the $429,000 of cash offering costs.

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

      The Company may at any time, upon 30-day notice, redeem any or all-outstanding shares of the Series D Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series D Convertible Preferred Stock into shares of common stock during the 30 day period. Each issued and outstanding share of Series D Convertible Preferred Stock shall be entitled to 2.7778 votes (subject to adjustment for dilution) with respect to any and all matters presented to the stockholders of the Company for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series D Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

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

      On July 31, 2002, the Company entered into a one-year agreement with The Gabriele Group. L.L.C. ("Gabriele") for assistance to be provided by Gabriele to the Company with respect to management consulting, strategic planning, public relations and promotions. As compensation for these services, the Company granted Gabriele 40,000 shares of the Company's common stock and the Company recognized approximately $187,600 as a general and administrative expense during the year ended March 31, 2003, based on the fair value of the shares on the date issued. The Company also granted Gabriele warrants to purchase 30,000 shares of the Company's common stock at $6.00 per share. These warrants vest when the price of the Company's common stock reaches certain milestones. During the year ended March 31, 2004, the Company recognized general and administrative expenses of approximately $247,000 because the prescribed milestones had been reached with respect to 20,000 of the warrants to purchase the Company's stock. The remaining 10,000 warrants may vest in the future if certain milestones are achieved. This expense was recorded based on the estimated fair value of the warrants using the Black-Scholes option valuation model.

      On March 21, 2003, the Company entered into media production agreements with Winmaxmedia, an operating division of Winmax Trading Group, Inc. ("Winmax"), to produce materials to be used in connection with equity fundraising efforts. As consideration for services to be performed under the agreement, the Company issued 100,000 shares of its common stock and paid approximately $100,000 of cash during the year ended March 31, 2003, which was recorded as deferred offering costs within other current assets on the accompanying March 31, 2003 consolidated balance sheet.

      On March 21, 2003, the Company entered into an Investor Relations Agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") for financial consulting services and public relations management to be provided over a 12-month period. As consideration for services to be performed under the agreement, the Company is to issue to Fulcrum 100,000 shares of common stock and warrants to purchase 350,000 shares of common stock at prices ranging from $6.00 to $15.00 per share. During the year ended March 31, 2004, the common shares and warrants were issued, and the related expense was recognized, on a pro-rata basis over the contract period. During the years ended March 31, 2003 and 2004, 8,333 and 91,667 common shares were issued and general and administrative expenses of $37,290 and $1,031,756, respectively, were recorded based on the market value of the common shares on the date of issuance. Also during the years ended March 31, 2003 and 2004, warrants to purchase 29,167 and 320,833 shares of common stock were issued and general and administrative expenses of $51,835 and $1,748,411, respectively, were recorded based on the estimated fair value of the warrants using the Black-Scholes option valuation model.

      On March 21, 2003, the Company entered into a Finder's Agreement with Wyndham Associates Limited ("Wyndham") to identify potential strategic partners and assist in the raising of equity financing. As consideration for services to be performed under the agreement, the Company was obligated to issue 220,000 shares of common stock. The agreement further provided that Wyndham would receive a cash fee for any additional equity investments by investors introduced by Wyndham. During the year ended March 31, 2004, 220,000 common shares were issued and non-cash offering costs of $1,397,000 were recorded based on the market value of the Company's common stock on the date of issuance.

      On July 25, 2003, the Company entered into a consulting agreement with Fulcrum to identify and negotiate with stock exchanges to list the common stock of the Company and to assist the Company to prepare applications to list the common stock of the Company on a stock exchange. As consideration for services under this agreement, upon the listing of the Company's common stock on a stock exchange, the Company would issue to Fulcrum 100,000 shares of common stock. On August 11, 2003, the Company's common stock was listed on the American Stock Exchange. Accordingly, the Company issued 100,000 shares of its common stock to Fulcrum, resulting in the recognition of general and administrative expenses of $1,400,000 during the year ended March 31, 2004, based on the market value of the Company's common stock on the date of issuance.

      In September 2003, the Company entered into a separate Finder's Agreement with Wyndham to identify potential strategic partners and assist in the private placements of debt, equity and/or warrants through December 2003. As consideration for services to be performed under this agreement, a cash fee equal to 8.0% of funds received by the Company from investors introduced by Wyndham, is due at the closing date of the respective private placement. The Company also paid a retainer of $160,000 to Wyndham. In the event that investors introduced by Wyndham did not subscribe to invest at least $20,000,000, the $160,000 retainer was to be returned to the Company. The minimum subscription amount of $20,000,000 was not achieved prior to December 31, 2003 and the $160,000 has not yet been repaid to the Company; instead it was written-off as a charge to general and administrative expenses during the year ended March 31, 2004.

      On July 16, 2003, the Company entered into a consulting agreement with David Tat-Koon Shu for services to assist the Company with the formation of a subsidiary and to gain regulatory approvals to enter into clinical trials in China. As compensation for these services, Mr. Shu was granted 10,000 shares of the Company's common stock and a general and administrative expense of $62,900 was recorded during the year ended March 31, 2004 based on the market value of the common stock on the date of issuance.

      Common Stock Options - On October 12, 2000, the Company's stockholders approved the issuance of options to purchase shares of common stock to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities as part of the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides for the issuance of up to 350,000 shares of common stock in the form of incentive stock options and non-qualified stock options. At the stockholders meeting held November 15, 2002, the stockholders approved an amendment to the 2000 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance from 350,000 shares to 1,100,000 shares. Expiring stock options which were issued under the 2000 Stock Incentive Plan are available for reissuance. During the year ended March 31, 2004, there were 8,500 options previously granted under the 2000 Stock Incentive Plan that expired and are available to be reissued. The incentive stock options must be granted at a price at least equal to fair market value at the date of grant.

      The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and expire after five or ten years. As of March 31, 2004, there were a total of 340,250 shares available for grant.

      Options Granted to Nonemployees - During the year ended March 31, 2002, the Company issued options to purchase 12,000 shares of common stock to nonemployees and recognized expense of approximately $332,000 related to such options and certain other options issued in prior years which vest over a four-year service period. During the year ended March 31, 2003, the Company issued options to purchase 22,000 shares of common stock to nonemployees (of which options to purchase 5,000 shares did not vest) and recognized expense of approximately $243,000 related to such options and certain other options issued in prior years which vest over a four year service period. During the year ended March 31, 2004, the Company issued options to purchase 22,000 shares of common stock to nonemployees and recognized expense of approximately $267,000 related to such options and certain other options issued in prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options using the Black-Scholes option valuation model and assumptions regarding volatility of the Company's common stock, risk-free interest rates, and life of the option of the Company's common stock all at the date such options were issued.

      The activity during the years ended March 31, 2002, 2003 and 2004 for the Company's stock options is summarized as follows:


                                                                                                                        Weighted
                                                                            Number of             Stock Options          Average
                                                                              Shares               Price Range        Exercise Price
   Outstanding as of March 31, 2001                                           466,136              $0.34-11.50             $ 4.43
     Granted                                                                  107,750               4.75-10.00               7.16
     Exercised                                                                (51,214)              0.34- 0.59               0.38
     Expired                                                                  (14,194)              0.34-11.50               1.91
                                                                             --------              -----------             ------
   Outstanding as of March 31, 2002                                           508,478               0.34-11.50               5.48
     Granted                                                                  225,000                2.25-4.75               2.75
     Exercised                                                                   (217)                    0.59               0.59
     Expired                                                                  (34,787)              0.59-10.50               7.72
                                                                             --------              -----------             ------

   Outstanding as of March 31, 2003                                           698,474               0.34-11.50               4.49
     Granted                                                                  299,000               6.08-21.66              17.80
     Exercised                                                                (26,400)              0.46-11.50               2.57
     Expired                                                                   (8,500)              2.55-11.50               9.56
                                                                             --------              -----------             ------

   Outstanding as of March 31, 2004                                           962,574               0.34-21.66               8.63
                                                                             ========              ===========             ======
   Exercisable as of March 31, 2002                                           340,186              $0.34-11.50               3.86
   Exercisable as of March 31, 2003                                           415,709               0.34-11.50               4.52
   Exercisable as of March 31, 2004                                           567,838               0.34-21.66               6.02


      The following table summarizes information about stock options outstanding as of March 31, 2004:


                                                                         Options Outstanding                 Options Exercisable
                                                            ------------------------------------------     -------------------------
                                                                              Weighted
                                                                               Average        Weighted                     Weighted
                                            Range                             Remaining        Average                      Average
                                         of Exercise           Shares        Contractual      Exercise       Shares        Exercise
                                           Prices           Outstanding      Life-Years        Price       Exercisable      Price

                                           $0.34-0.46         152,634            2.87         $ 0.44         152,634         $  0.44
                                            1.74-2.55         257,190            6.56           2.37         139,538            2.23
                                            4.42-4.75          73,000            3.06           4.73          52,503            4.72
                                           6.08-11.50         202,750            5.26          10.38         180,142           10.68
                                          14.29-21.66         277,000            9.63          18.71          43,021           20.16
                                                              -------           -----         ------         -------         -------

                                                              962,574            5.07         $ 8.63         567,838         $  6.02
                                                              =======           =====         ======         =======         =======

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

      In connection with an initial public offering, the underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. The warrants expired on April 25, 2004.

      On July 31, 2000, the Company entered into an agreement with the principals of Stonegate Securities, Inc. ("Stonegate") for assistance by Stonegate in connection with raising additional equity capital for the consideration of warrants to purchase 200,000 shares of the Company's common stock. Pursuant to a notice of termination of the agreement dated December 8, 2000, 100,000 of the warrants shall not vest. The remaining 100,000 warrants expire on July 31, 2005 and have an exercise price of $12.06 per share. The Company recorded a general and administrative expense of $866,000 during the year ended March 31, 2001, as the warrants were for compensation unrelated to the December 8, 2000 private placement offering. The expense was determined based on the estimated fair value of the 100,000 issued and vested warrants. 41,200 of these warrants were exercised on August 11, 2003 and 58,800 warrants were exercised on August 21, 2003.

      On March 15, 2001, the Company entered into a one-year agreement with The Kriegsman Group ("Kriegsman") for assistance by Kriegsman with respect to financial consulting, planning, structuring, business strategy, public relations and promotions. This agreement was terminated by the Company, effective September 14, 2001. As compensation for these services, the Company paid a retainer fee to Kriegsman of $20,000 per month for the term of the agreement. The Company also granted Kriegsman warrants to purchase 250,000 shares of the Company's common stock at $10.75 per share. Warrants to purchase 100,000 shares vested immediately and the remaining 150,000 warrants did not vest and were cancelled. The warrants are exercisable over a five-year period and contain a cashless exercise provision. The Company recorded a general and administrative expense of approximately $422,000 during the year ended March 31, 2001 for the estimated fair value of the 100,000 issued and vested warrants. These 100,000 warrants were exercised on August 20, 2003.

      There were warrants outstanding as of March 31, 2001 to purchase 850,000 shares of the Company's common stock with an exercise price of $20.52 per share that were cancelled on April 20, 2001.

      On January 31, 2002, the Company entered into a one year consulting agreement with Yorkshire Capital Limited ("Yorkshire") for services related to identifying investors and raising funds in connection with the February 2002 private placement offerings and assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items. In connection with the closing of the private placement offerings, the Company granted Yorkshire warrants to purchase 360,000 shares of the Company's common stock at prices ranging from $6.00 to $12.00 per share. Warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share vested upon the closing of the private placement offerings. The remaining warrants did not vest and were cancelled. The warrants expire on February 14, 2007 and contain certain antidilution provisions. The Company may, upon 30 days' notice, redeem any vested warrants for $0.10 per share if the Company's Common Stock trades at 200% of the exercise price for 20 consecutive trading days. Yorkshire may exercise any vested warrants during such notice period. In addition, Yorkshire received 60,000 shares of the Company's common stock as additional consideration for identifying investors and raising funds in connection with the closing of the private placement offerings. As compensation for the consulting services, the Company was required to pay a retainer fee to Yorkshire of $10,000 per month for the term of the agreement.

      In February 2002, the Company, in connection with the Series A Convertible Preferred Stock private placement offering, issued warrants to purchase 400,250 shares of the Company's common stock at an exercise price of $6.00 per share of common stock. The warrants expire in February 2007. The warrant exercise period commences upon the conversion or the redemption of the Series A Convertible Preferred Stock that was concurrently issued to such warrant holder. At any time after the first anniversary of the date of grant and if the Company's common stock closes at $12.00 per share or above for 20 consecutive trading days, the Company may, upon 20 days' notice, redeem any unexercised portion of any warrants for a redemption fee of $.10 per share of common stock underlying the warrants. During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series A Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrant by tendering the appropriate exercise price. The warrants contain certain antidilution provisions.

      The warrants issued in February 2002 to the holders of the Series A Convertible Preferred Stock were valued using the Black-Scholes option valuation model and the amount recorded of $908,535 was determined by applying the relative fair value method in relation to the estimated fair value of Series A Convertible Preferred Stock resulting in a $908,535 preferred deemed stock dividend calculated in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The deemed dividend on the Series A Convertible Preferred Stock was charged to deficit accumulated during the development stage immediately upon issuance, as the preferred stock is immediately convertible. The preferred stock deemed dividend of $908,535 was reported as a dividend in determining the net loss attributable to common stockholders in the accompanying statement of operations for the year ended March 31, 2002.

      In addition, on February 1, 2002, the Company entered into an introductory brokerage agreement with Ace Champion, Ltd. ("Ace") and Pacific Dragon Group, Ltd. ("Pacific Dragon") (collectively, the "Introductory Brokers") for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned February 2002 private placement offerings (see Note 3). As compensation for such services, Ace and Pacific Dragon received warrants to purchase 100,000 shares and 300,000 shares, respectively, of the Company's common stock at an exercise price of $6.00 per share, subject to certain conditions. The Company may, after February 22, 2003, upon 30 days' notice, provided that the Company's common stock has traded at or above 200% of the exercise price for 20 consecutive trading days, redeem any unexercised warrants for $0.10 per share, as defined. The Introductory Brokers may exercise their warrants during the 30-day notice period. The warrants expire on February 22, 2007 and contain certain antidilution provisions.

      In September 2002, in connection with of the Series B Convertible Preferred Stock private placement offering, the Company issued warrants to purchase 191,812 shares of the Company's common stock at an exercise price of $6.125 per share of common stock. The warrants expire at various dates in September 2007. The warrant exercise period commenced immediately upon issuance of the warrant. At any time after the first anniversary of the date of grant and if the Company's common stock closes above 200% of the exercise price for 20 consecutive trading days, the Company may, upon 20 days' notice, redeem any unexercised portion of any warrants for a redemption fee of $.10 per share of common stock underlying the warrants. During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series B Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrants by tendering the appropriate exercise price.

      The warrants issued in September 2002 to the holders of the Series B Convertible Preferred Stock were valued using the Black-Scholes option valuation model and the amount recorded of $149,432 was determined by applying the relative fair value method in relation to the estimated fair value of Series B Convertible Preferred Stock resulting in a $149,432 preferred stock deemed dividend calculated in accordance with EITF Issue No. 00-27. The deemed dividend on the Series B Convertible Preferred Stock was charged to deficit accumulated during the development stage immediately upon issuance, as the preferred stock is immediately convertible. The preferred stock deemed dividend of $149,432 was reported as a dividend in determining the net loss attributable to common stockholders in the accompanying statement of operations for the year ended March 31, 2003.

      On July 16, 2003, the Company entered into an agreement with China Harvest International Ltd. ("China Harvest") for services to be provided to assist the Company in obtaining regulatory approval to conduct clinical trials in China. As consideration for these services, the Company granted China Harvest warrants to purchase 600,000 shares of common stock from the Company at $6.08 per share. These warrants are fully vested and have an exercise period of five years. During the year ended March 31, 2004, approximately $2,744,000 was recorded as general and administrative expenses, based on the estimated value of the warrants using the Black-Scholes option valuation model.

      In January 2004, in connection with of the Series D Convertible Preferred Stock private placement offering, the Company issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $16.00 per share of common stock. The warrants expire at various dates in January 2009. The warrant exercise period commenced immediately upon issuance of the warrant. At any time after the first anniversary of the date of grant and if the Company's common stock closes above 200% of the exercise price for 20 consecutive trading days, the Company may, upon 20 days' notice, redeem any unexercised portion of any warrants for a redemption fee of $.10 per share of common stock underlying the warrants. During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series D Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrants by tendering the appropriate exercise price.

      The warrants issued in January 2004 to the holders of the Series D Convertible Preferred Stock were valued using the Black-Scholes option valuation model and the amount recorded of $1,973,287 was determined by applying the relative fair value method in relation to the estimated fair value of Series D Convertible Preferred Stock resulting in a $1,973,287 preferred stock deemed dividend calculated in accordance with EITF Issue No. 00-27. The deemed dividend on the Series D Convertible Preferred Stock was charged to deficit accumulated during the development stage immediately upon issuance, as the preferred stock is immediately convertible. The preferred stock deemed dividend of $1,973,287 was reported as a dividend in determining the net loss attributable to common stockholders in the accompanying statement of operations for the year ended March 31, 2004.

      The activity during the years ended March 31, 2002, 2003 and 2004 for the Company's warrants to purchase shares of common stock is summarized as follows:



                                                                                                                      Weighted
                                                                                 Number of           Warrants          Average
                                                                                   Shares           Price Range     Exercise Price
   Outstanding as of March 31, 2001                                                2,275,000        $6.47-20.52      $      12.85
     Granted                                                                       1,160,250         6.00-12.00              7.01
     Cancelled                                                                    (1,000,000)       10.75-20.52             19.05
                                                                                ------------       ------------      ------------
   Outstanding as of March 31, 2002                                                2,435,250         6.00-16.00              7.52
     Granted                                                                         250,977         6.00-15.00              6.64
     Cancelled                                                                      (260,000)        9.00-12.00             10.50
                                                                                ------------       ------------      ------------

   Outstanding as of March 31, 2003                                                2,426,227         6.00-16.00              7.11
     Granted                                                                       1,120,833         6.00-16.00              9.16
     Exercised                                                                      (559,350)        6.00-16.00              8.00
                                                                                ------------       ------------      ------------

   Outstanding as of March 31, 2004                                                2,987,710         6.00-16.00      $       7.70
                                                                                ============       ============      ============

   Exercisable as of March 31, 2002                                                1,775,000        $6.00-16.00      $       7.43
   Exercisable as of March 31, 2003                                                2,039,227         6.00-16.00              7.32
   Exercisable as of March 31, 2004                                                2,977,712         6.00-16.00              7.72

      The following table summarizes information about outstanding warrants to purchase shares of the Company's common stock as of March 31, 2004:



       Exercise Price                            Warrants
         Per Share                              Outstanding      Expiration Date

       $   6.00                                   100,000                3/21/05
           6.00                                   238,000                2/14/07
           6.00                                   413,500                2/22/07
           6.00                                    10,000                7/31/07
           6.08                                   600,000                7/16/08
           6.13                                   101,310                9/25/07
           6.13                                     2,500               10/28/07
           6.47                                   225,000                7/24/04
           6.47                                   750,000               10/12/04
          10.00                                   125,000                3/21/05
          15.00                                   125,000                3/21/05
          16.00                                    97,400                4/25/04
          16.00                                   200,000                1/22/09
                                                ---------

       Total warrants outstanding               2,987,710
                                                =========


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

      The Company was required, under an agreement which has subsequently expired, to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the years ended March 31, 2002 and 2003, the Company expensed grant payments to UNC of $400,000 and $100,000, respectively. Such payments were expensed as research and development costs. There were no grant payments to UNC during the year ended March 31, 2004.

      The Consortium Agreement provides that the Company is required to pay to UNC on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium's dication technology. Each month on behalf of the inventor scientist or university, as the case may be, UNC submits an invoice to the Company for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date. The Company is also required to make milestone payments in the form of the issuance of 100,000 shares of its common stock to the Consortium when we file our initial New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") based on Consortium technology and are required to pay to UNC on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, the Company is required to negotiate in good faith with UNC (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

      Under the License Agreement, the Company must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as the Company chooses to retain the license to such patents.

      In August 1999 and 2000, the Company was awarded three Small Business Innovation Research ("SBIR") grants aggregating approximately $1,429,000 from the National Institutes of Health ("NIH") to research various infections. During the year ended March 31, 2002, the Company recognized revenues of approximately $502,000, from these grants and expensed payments to UNC and certain other Scientific Consortium universities of approximately $163,000, for contracted research related to these grants. There is no additional funding available to the Company under these grants.

      In August 2001, the Company was awarded an additional SBIR grant from the NIH of approximately $144,000 as a three year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the years ended March 31, 2002 and 2003, the Company recognized revenues of approximately $74,000 and $70,000 from this grant and expensed payments of approximately $65,000 and $70,000 to UNC and certain other Scientific Consortium universities for contracted research related to this grant. During the year ended March 31, 2004, no revenues or expenses were recorded related to this grant.

      During the years ended March 31, 2002, 2003 and 2004, the Company expensed approximately $438,000, $333,000 and $526,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $1,066,000, $503,000 and $526,000 during the years ended March 31, 2002, 2003 and 2004, respectively. Included in accounts payable as of March 31, 2003 and 2004, was approximately $15,000 and $132,000, respectively, due to UNC and certain other Scientific Consortium universities.

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

      In April 2003, the Gates Foundation awarded a $2,713,124 supplemental grant to UNC for the expansion of phase IIB/III clinical trials for treatment of Human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The supplemental increase in the subcontract with UNC to the Company due to this amendment is $2,466,475, bringing the total available funding to the Company under this agreement to $12,266,475. The proceeds due to the Company under this arrangement are restricted to the development of new drugs for the treatment of Human Trypanosomiasis, Leishmaniasis, along with an improved manufacturing processes and must be segregated from other funds and used for specific purposes.

      During the years ended March 31, 2002, 2003 and 2004, the Company received installment payments under this grant of approximately $0, $3,380,000, and $1,025,000, respectively, and approximately $2,946,000, $1,389,000 and
      $2,114,000 was utilized for clinical and research purposes conducted and expensed during the years ended March 31, 2002, 2003 and 2004, respectively. The Company recognized revenues of approximately $2,946,000, $1,389,000 and $2,114,000 during the years ended March 31, 2002, 2003 and
      2004, respectively, for services performed under the agreement. The remaining amount (approximately $2,554,000 and $1,465,000 as of March 31, 2003 and 2004, respectively) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

      On May 4, 2001, the Company entered into a four-year subcontract agreement with a research company located in Switzerland for clinical research to be performed for the Company in connection with its subcontract agreement with UNC related to the Gates Foundation grants. The agreement provides for payments of up to approximately $1.2 million over the term of the agreement. The Company recognized expense of approximately $317,000, $498,000 and $425,000 during the years ended March 31, 2002, 2003 and 2004, respectively, related to this agreement.

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

      On November 26, 2003, the Company entered into a testing agreement with Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC. Pursuant to this agreement the Company, with the support of MMV and UNC, is to conduct a proof of concept study of the dicationic drug candidate DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malaria drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria.

      Under the terms of the agreement, MMV has committed to advance funds to Immtech to pay for human clinical trials and regulatory preparation and filing costs for the approvals to market DB289 for treatment of malaria by at least one internationally accepted regulatory body and one malaria endemic country. The funding under this agreement is for the performance of specific research and is not subject to maximum funding amounts. The term of the funding portion of this agreement is three years and is subject to annual renewals. The Company has forecasted such costs to be approximately $8.2 million over the next three years. In return for this funding from MMV, Immtech is required to sell all malaria drugs derived from this research at a price not to exceed the cost to manufacture the drugs plus a reasonable profit (not to exceed 10% of the cost to manufacture) when selling into a malaria endemic country, as defined. Sales of malaria drugs to non-malaria endemic countries require that the Company pay a royalty not to exceed 7% of sales be paid to MMV until the amount funded under the agreement with UNC is refunded to MMV.

      MMV has agreed to fund the forecasted amount based on the progress achieved, including payment to the Company of approximately $668,000 during the year ended March 31, 2004 related to human clinical trials. The Company recognized revenues of approximately $302,000 during the year ended March 31, 2004 for expenses incurred related to activities within the scope of the agreement with MMV. At March 31, 2004, the Company has approximately $366,000 recorded as deferred revenue with respect to this agreement.

9.    OTHER COMMITMENTS AND CONTINGENCIES

      Operating Leases - In December 1999, the Company entered into a lease of its main office and research facility under an operating lease that requires lease payments starting in March 2000 of approximately $12,100 per month through March 2003 and $12,800 from April 2003 through March 2005. The Company is required to pay certain real estate and occupancy costs. In July 1999, the Company began leasing an additional office facility from RADE, a related party, that is occupied by both the Company and RADE, on a month-to-month basis, for approximately $10,100 per month. Total rent expense was approximately $270,000, $285,000 and $310,000 for all leases during the years ended March 31, 2002, 2003, and 2004, respectively.

      As of March 31, 2004, future minimum lease payments required under the aforementioned noncancellable operating leases approximated the following:

                        Year
                       Ending                                        Lease
                      March 31,                                     Payments

                      2005                                         $ 153,000
                                                                   ---------

                      Total                                        $ 153,000
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

      The rights transferred to Criticare for the diagnostic products included rights to the Company's diagnostic products for measuring hemoglobin A1c in diabetic patients and Carbohydrate Deficient Transferrin ("CDT") as a marker in the blood for long-term alcohol abuse, as well as patents that have been issued for both technologies and exclusive worldwide rights from Northwestern University to develop and sell the products. Criticare is responsible for the maintenance and prosecution of the patents for both technologies.

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

11.   SUPPLEMENTAL CASH FLOW INFORMATION

      The Company did not pay any income taxes or interest during the years ended March 31, 2002, 2003 and 2004.

      Non-Cash Investing and Financing Activities:

      During the years ended March 31, 2002, 2003 and 2004, the Company issued common stock, common stock options and warrants as compensation for services and engaged in certain other non-cash investing and financing activities. The amounts of these transactions are summarized as follows:

                                                                                                Years Ended March 31,
                                                                                   -------------------------------------------
                                                                                        2002           2003           2004
Expense related to issuance of common stock
 to nonemployees as compensation for services                                                     $   982,390     $ 3,891,608
Expense related to issuance of common stock
 options as compensation for services                                              $   332,005        243,150         267,500
Expense related to issuance of warrants
 to purchase common stock as compensation
 for services                                                                                          51,835       3,342,244
Issuance of common stock for offering
 costs                                                                                                              1,397,000
Convertible preferred stock dividends recorded                                          29,400        302,437         432,713
Issuance of common stock as payment of
 convertible preferred stock dividends                                                                161,113         330,640
Issuance of common stock for conversions
 of convertible preferred stock                                                                       953,043       3,850,205

Exchange of ownership interests:
 Value of land use rights exchanged
   Land use rights                                                                                                 (3,443,867)
   Minority interest                                                                                                  296,193
 Value of leasehold improvement acquired                                                                            3,547,674

Issuance of common stock for acquisition
 of leasehold improvements:
 Fair value of land use rights acquired                                                           $ 3,501,522
 Less: Minority interest                                                                             (296,193)
       Cash paid for acquisition costs                                                               (204,924)
       Increase in accounts payable for
        acquisition costs                                                                              (1,605)
                                                                                                  -----------
Issuance of common stock for acquisition
 of leasehold improvements                                                                        $ 2,998,800
                                                                                                  ===========


                                   * * * * * *