Form 10-K/A
period 2004-03-31
IMMTECH INTERNATIONAL INC
filed 2004-07-20
CIK 882509

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-K/A


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


The aggregate market value of our common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common stock as of July 19, 2004, was $78,184,192.

As of July 19, 2004, the total number of shares of the registrant's common stock outstanding was 9,915,324 shares.


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

                           IMMTECH INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I.

ITEM 1.     BUSINESS.........................................................1

EMPLOYEES

RISK FACTORS

ITEM 2.     PROPERTIES......................................................44
ITEM 3.     LEGAL PROCEEDINGS...............................................45
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............46

PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................46
ITEM 6.     SELECTED FINANCIAL DATA.........................................51
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................55

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................66
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................66

ITEM 9A     CONTROLS AND PROCEDURES

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............67
ITEM 11.    EXECUTIVE COMPENSATION..........................................71
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................74
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................76
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................77

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.............................................................78

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "may," "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this annual report, the following: (i) we are in an early stage of product development, (ii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iii) the possibility that we or our collaborators will not successfully develop any marketable products, (iv) the possibility that advances by competitors will cause our product candidates not to be viable, (v) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug product candidates, (vi) risks relating to requirements for approvals by governmental agencies, such as the Food and Drug Administration, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (vii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (viii) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (ix) the possibility that any products successfully developed by us will not achieve market acceptance and (x) other risks and uncertainties that may not be described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I.


ITEM 1.     BUSINESS

A.    Business Overview


            Immtech International, Inc. is a pharmaceutical company advancing the development and commercialization of oral drugs to treat infectious diseases, and neoplastic (cancer) and metabolic (diabetes) disorders. We have drug development programs that include treatments for fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia ("PCP") and tropical diseases, including African sleeping sickness (trypanosomiasis) and leishmaniasis. We recently signed an agreement with CombinatoRx, Inc. to evaluate our first drug DB289 (in combination with other drugs on the market) for anticancer activity; currently CombinatoRx is using a drug similar in structure to DB289 as a combination partner in Phase II clinical trials for the treatment of solid tumors. We hold worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted us exclusive rights to commercialize products from, and license rights to, the technology. Our scientific consortium includes scientists from The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium").

            Our strategy is to develop oral drugs effective against infectious diseases and neoplastic and metabolic disorders utilizing a dicationic technology platform. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the World Health Organization ("WHO"). Relatively few new drugs for treatment of infectious diseases have been brought to market during this period. New antibiotics are needed to overcome the problems of multi-drug resistance and the increasing number of new pathogens that are causing diseases in the world. Neoplastic and metabolic disorders, including cancer and diabetes, cause illness and death worldwide. Scientists have struggled for decades to find effective treatments for both cancer and diabetes. In our initial laboratory studies, the dication platform demonstrated positive therapeutic activity to treat these two devastating disorders.

            Since our formation in October 1984, we have engaged in pharmaceutical research and drug development, expanding our scientific capabilities and collaborative network, developing technology licensing agreements, and advancing the commercialization of our proprietary technologies, including the development of aromatic cations (which include dications) commencing in 1997. In addition to our internal resources, we use the expertise and resources of strategic partners and third parties in a number of areas, including (i) discovery research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs.

            We intend to continue to work with our scientific and foundation partners (See "Products and Programs - Malaria" and "Products and Programs - African sleeping sickness" below) to validate our technology platform, illustrating dications' low toxicity, broad application, and oral deliverability. We believe we will be permitted to sell drugs in niche markets in certain African nations as we further develop drugs to target multi-billion dollar markets such as antifungal, TB, cancer and diabetes treatments. Because we demonstrated to the United States Food and Drug Administration ("FDA") DB289's potential to provide improvement over currently available alternative therapies for African sleeping sickness, the FDA granted "fast-track" designation to DB289 for treatment of African sleeping sickness. Fast-track designation may allow for accelerated FDA review of DB289 for treatment of African sleeping sickness, however, there is no guarantee that fast-track designation will result in faster product development or impact the likelihood and timing of product approval.


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

B.    Products and Programs


            We currently have three human clinical trials and several more laboratory development programs underway testing the safety and effectiveness of DB289 for various indications. We are able to coordinate the development of simultaneous treatment programs by building on the results of our African sleeping sickness Phase IIb safety and efficacy trial to initiate Phase II studies in malaria and PCP. Dosage and treatment regimen for certain indications vary in each trial; however, our safety data from Phase I trials and Phase II trials of DB289 for treatment of African sleeping sickness have allowed us to expedite development of the dication technology for new indications.


      1.    Malaria



                  Malaria is the second most deadly infectious disease in the world and is a significant problem for over 2.4 billion people exposed to this mosquito-borne disease. Malaria affects 300 to 500 million people each year and is especially devastating to children under the age of five for whom the fatality rate is very high. It is estimated by the WHO that over a million children die every year from malaria. The Global Fund to Fight AIDS, Tuberculosis and Malaria and Medicines for Malaria Venture ("MMV"), both foundations supported by The Bill and Melinda Gates Foundation ("The Gates

      Foundation"), are supporting the development of new oral drugs for safe and effective treatment of patients with drug-resistant forms of malaria.


                  In November 2003, we received a grant of approximately $668,000 from MMV to fund clinical studies and manufacturing of DB289 for treatment of malaria. Subject to reaching certain milestones, MMV has committed approximately $8.2 million to fund further clinical testing of DB289 to treat malaria and to commercially license its use.


                  In 2003, we commenced and completed a Phase IIa clinical trial of DB289 targeting two strains of the malaria parasite (Plasmodium vivax and Plasmodium falciparum, the two most common human forms of malaria in the world). Our pre-clinical data and pharmacokinetics (pharmacokinetics is the study of the uptake, distribution and rate of movement of a drug in the body from the time it is absorbed until it is eliminated) studies conducted in humans indicated that sufficient levels of DB289 could be reached in the blood to have a therapeutic effect on malaria in humans. DB289 demonstrated positive activity against several non-human forms of malaria (used as surrogates for the human disease) in animal models of the disease. DB289 also showed positive activity in vitro against known drug-resistant strains of malaria, including chloroquine-resistant strains of malaria. Chloroquine is the drug most frequently used to treat malaria in developing countries.

                  In December 2003, we reported results of our Phase IIa malaria trial that was conducted in Thailand. The patients who participated in the malaria trial were treated with 100 mg capsules of DB289 twice per day for five consecutive days. The patients' blood samples were evaluated for parasites in the prescreening process to establish a baseline and checked every six hours for the first three days, every 12 hours for the next four days and on days 10, 14, 21 and 28. For purposes of this study, patients were considered to be cured if malaria parasites were eliminated at 28 days after treatment. All 32 patients treated cleared the malaria parasite and malaria symptoms (i.e., fever) disappeared within the treatment period; 50% of the patients cleared the malaria parasite within 24 hours of the first dose. DB289 was well tolerated with no significant adverse side-effects reported. All patients were followed and monitored for 28 days after treatment to ensure that the malaria parasite had been eliminated.

                  Out of the 32 patients in the malaria trial, nine were infected with Plasmodium vivax and 23 were infected with Plasmodium flaciparum (the most deadly form of malaria contracted by humans). P. vivax infected patients usually have less severe symptoms, but reoccurrence is very high and a large percentage develop chronic forms of the disease. P. falciparum has more severe symptoms (including high fever), and causes over 2 million deaths per year. Chloroquine, the most commonly used treatment, has high levels of drug-resistance.

                  The P. falciparum patients were treated with DB289 as a monotherapy (not in combination with any other drugs). Of the 23 patients treated for P. falciparum, approximately 95% (22 of 23 patients) cleared the malaria parasite (and were considered to be cured) in the 28 day trial period. Blood samples from two of the patients contained malaria parasites at the end of this trial; however, after more extensive testing the principal investigator (an independent third-party) concluded that one of the two failed patients had been infected with a new malaria infection and had cleared the original malaria parasite. Nine P. vivax patients were treated with DB289 for five days followed by oral Primaquine (drug combination therapy is used as standard therapy for P. vivax treatment). Eight of the nine patients treated with both drugs for
      P. vivax remained clear of any parasites on the 28th day of the trial without any significant adverse events or safety issues with the combination therapy; one patient showed some signs of relapse on the 28th day and was administered an additional one day regimen of oral Primaquine after which all malaria parasites were cleared.

            Based on the results of the Phase IIa malaria trial in Thailand, we initiated several new trials in July, 2004; (1) a new study in Thailand will evaluate DB289 in combination with a synthetic analog of Artemisinin, (thereby potentially creating a new drug cocktail to treat malaria) and (2) a study in uninfected, normal volunteers to determine the maximum tolerable dose of DB289 in a three day treatment regimen. In addition, the study in uninfected, normal volunteers will include three different ethnic groups to compare metabolism of DB289 and to compare 5 day dosing to 3 day dosing. The combination study is designed to evaluate potential drug interactions between the Artemisinin synthetic analog and DB289 in patients with acute to moderate malaria. The study incorporates several dose levels and regimens (once daily versus twice daily dosing) and will be conducted in Thailand. The study design is set forth below.

----------------------------- ------------------------------ -------------------------------- ------------------------
Clinical Trial                Trial Design                   End Points                       Sites
----------------------------- ------------------------------ -------------------------------- ------------------------
DB289 in combination with a   o        Phase II              o        Drug interactions
    synthetic analog of       o        Oral Dosing 3 days    o        Safety                  Thailand
    Artemisinin               o        Artemisinin & DB289   o        Parasite clearance
                                                             o        Clinical improvement
----------------------------- ------------------------------ -------------------------------- ------------------------
DB289 alone                   o        Phase I               o        Maximum tolerable dose
                              o        Healthy volunteers    o        Safety                  France
                              o        Single doses for 3    o        Pharmacokinetics
                                       days
                              o        Compare 3 and 5 day
                                       dosing
                              o        Different ethnic
                                       groups



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

            b.    Related MMV/UNC Agreement
                  -------------------------


                        In a related "Discovery Agreement" between MMV and UNC,
            MMV has agreed to fund a research program with a three year budget of approximately $1.4 million. The goals of the Discovery Agreement are to design, synthesis and optimize new compounds for testing and evaluation of effectiveness for treatment of malaria. Immtech is a third party beneficiary of the Discovery Agreement and, pursuant to the terms of the Consortium Agreement (defined below), has the rights to develop and commercialize the discoveries resulting therefrom.


      2.    African Sleeping Sickness (Human trypanosomiasis)


                  African sleeping sickness is a parasitic disease that is spread by tsetse flies in sub-Sahara Africa. Doctors Without Borders estimates that the geographical range in sub-Sahara Africa where human African sleeping sickness occurs encompasses 36 countries, wherein over 60 million persons are at risk of contracting the disease. Existing treatments for African sleeping sickness can be highly toxic and cannot be administered orally. African sleeping sickness is fatal if left untreated.


                  WHO estimates that there are 500,000 to 750,000 active cases of human African sleeping sickness in central Africa. A WHO survey reports that an "epidemic situation" for African sleeping sickness exists in the sub-Sahara region of Africa which includes the countries of Angola, Sudan, Uganda and the Democratic Republic of the Congo ("DRC").


                  Human African sleeping sickness may take one of two forms depending upon the origin of the parasite that transmits the disease: (1) West African sleeping sickness is caused by Trypanosoma brucei gambiense and (2) East African sleeping sickness is caused by Trypanosoma brucei rhodesiense. Although DB289 has shown in in vitro and in vivo (animal) tests activity in both forms, thus far we have conducted human clinical trials of DB289 only as a treatment for the West African sleeping sickness strain found in the area of sub-Sahara Africa that has an ongoing epidemic.

                  In September 2002, we completed an open-label, non-controlled Phase IIa study of DB289 in the Democratic Republic of Congo ("DRC") for treatment of African sleeping sickness. Initial results showed that the compound was well tolerated with no significant adverse side-effects and over 93% of the patients (28 of 30) treated were cleared of the African sleeping sickness parasite (blood and lymph node samples taken 2 days after completion of treatment were parasite free). Patients evaluated at three and six months after treatment (21 of 27 due for follow-up returned for six month testing) remained parasite free with one relapse detected. Based upon the promising results of the Phase IIa clinical trial, The Gates Foundation made an additional grant of $2.7 million to the UNC Scientific Consortium to accelerate Phase IIb/III clinical trials.

                  In April 2003 we commenced the first arm of a multi-arm, multi-site 350-patient Phase II/III randomized human clinical trial to treat African sleeping sickness with DB289 that may serve as the pivotal study to support approval. The Phase IIb arm of the study included the testing of 80 patients at two sites in the DRC where we administered twice daily dosing of 100 mg of DB289 for five days and the current extended regimen program in 30 patients who are receiving twice daily dosing of 100 mg of DB289 for ten days. We anticipate that the extended regimen program will conclude in 3rd calendar quarter 2004 at which time we intend to commence the Phase III arm of the study by adding three additional sites and adding 250 additional patients overall at the five testing sites. Assuming consistent positive results, we intend upon completion of the final report of the pivotal Phase IIb trial including the extended regimen program (expected 4th calendar quarter 2004) to schedule conferences with the FDA and other regulatory agencies to present our Phase IIb results and to finalize requirements to file an NDA under Accelerated Approval or similar other regulatory licensure program for DB289 to treat African sleeping sickness. We expect to file the above-described NDA or other regulatory licensure program upon completion of treatment of 200 patients, which may for safety review purposes, include some patients treated with DB289 for other indications.

                  In the initial stage of the randomized clinical trial (Phase
      IIb), half the patients in the study receive DB289 and half the patients receive pentamidine intramuscular injections (standard first line therapy). In February 2004 we completed the first 80 patients in the pivotal Phase IIb trial. The initial clinical trial commenced in two larger sites in Maluku and Vanga in the DRC where patients receive extensive safety monitoring. Patient monitoring included EKG monitoring, blood sampling to check clinical chemistry and hematology parameters and various other clinical measurements and tests, including the clearance of parasites from blood. The results from the initial 80 patients continued to show DB289 to be well tolerated with a favorable safety profile. In the patients treated at the Vanga site several patients did not clear the parasite from the lymph nodes. Based on this information, we opened a new extended regimen arm of the study with 30 patients using DB289 for 10 days (twice daily at 100 mg per dose); twice the duration of the prior treatment regimen. We expect that the new dose term will clear the small number of parasites found in the lymph nodes of those patients.

                  Once the extended regimen trial is completed, we plan to (i) open three additional clinical sites, two in the DRC and one in Angola, where we intend collectively with the two original sites to enroll 250 additional patients and (ii) designate this study a Phase III trial and obtain regulatory approval regarding such designation. (See trial design below) Concurrently, if we meet the designated end points in our extended regimen trial, we plan to file a New Drug Application, or NDA, with the FDA (or similar applications with regulatory agencies in foreign countries) for approval of DB289 in treating African sleeping sickness and to apply for an Accelerated Approval of our NDA (or similar accelerated approval under the foreign regulatory programs). The FDA has indicated that it would consider a NDA for DB289 to treat African sleeping sickness upon submission of safety and efficacy data on 200 patients. Accelerated Approval is often granted to drugs intended for compassionate use in treating serious or life-threatening diseases after completion of safety and efficacy studies (often Phase II). If approval is based upon Accelerated Approval or other recognized governments' similar accelerated approval programs continued testing, often including clinical Phase IV trials, is typically required to validate the surrogate endpoints used in the prior safety and efficacy trials. There can be no guarantee that we will be granted Accelerated Approval quickly or at all or, that if granted, such approval will not be later revoked. (See this section - "Governmental Regulation")

                  If our NDA for DB289 to treat African sleeping sickness receives approval from the FDA or another recognized government regulatory agency (pursuant to Accelerated Approval or otherwise), we intend to apply to the WHO to have DB289 listed on their Essential Medicines List. The WHO generally accepts NDA approvals for the Essential Medicines List from drug regulatory agencies in the United States, UK, European Union and Japan as well as other countries with established regulatory agencies. In most cases, inclusion on the list is the primary requirement to selling drugs in sub-Sahara Africa. We believe we will then be able to sell DB289 to treat African sleeping sickness while continuing to perform post-approval studies as and if required. In addition to listing on the WHO Essential Medicines List, the distribution of pharmaceutical drugs in sub-Sahara Africa requires individual approval from each country where the drugs are sold. Once approved, certain governmental and charitable agencies have expressed willingness to purchase DB289 from us and distribute the drug in the sub-Sahara nations for compassionate use. We anticipate three to six months' lead time to manufacture, receive export clearance and deliver our first drug shipment after receipt of a purchase order pursuant to the above plan, although there could be delays that result in longer lead times.

                  We have engaged a large scale pharmaceutical contract manufacturer, Cambrex Charles City Inc., to produce DB289 for the clinical trials and commercial sales. We plan concurrently with process validation to seek final regulatory approval (as described above) to commercially distribute the product into approved countries.

                  All clinical trials of DB289 are being conducted under an Investigational New Drug ("IND") application with the FDA. In addition to an IND filed with the FDA, on April 23, 2004 the FDA granted "Fast-Track" drug development designation for use of DB289 to treat human African sleeping sickness. We believe our studies have demonstrated DB289's potential to treat human African sleeping sickness, a life-threatening disease for which no other oral treatment exists, without the serious side-effects associated with alternative (non-orally deliverable) therapies. Fast-track designation of DB289 to treat African sleeping sickness increases the likelihood that the FDA will grant Accelerated Approval of our NDA for DB289, however, there is no guarantee that fast-track designation will result in faster product development or impact the likelihood and timing of product approval.

                  We believe that our data to date suggests that DB289 can be used to treat human African sleeping sickness without the serious side-effects and high toxicity profile associated with pentamidine, the primary treatment in use in Africa. Pentamidine is usually administered intravenously, by intramuscular injection, or via inhalation and generally requires medical personnel and hospital or clinic facilities for delivery. The oral deliverability of DB289 can be particularly important in remote geographic areas where this disease is endemic and where access to medical personnel and facilities needed to deliver the current therapy are limited.


                  Our pivotal clinical trial design for using DB289 to treat human African sleeping sickness is set forth below:

----------------------- -------------------------------------- --------------------------------- --------------------
Clinical Trial          Trial Design / Phase                   End Points                        Sites
----------------------- -------------------------------------- --------------------------------- --------------------
DB289 Pivotal Trial

o African sleeping      o Oral dosing for 5 to 10 days (BID)   o Safety                          o Democratic
  sickness                                                                                         Republic of the
                        o Randomized comparison to             o Clearance of parasite from        Congo (4 sites)
                          pentamidine                            blood after treatment and 3,
                                                                 6 months                        o Angola (1 site)
                        o Phase IIb

                        o 110 patients - stage 1 disease       o Improvement of symptoms

                        o Phase III

                        o 250 patients - stage 1 disease



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

            b.    Gates Acceleration Grant
                  ------------------------


                        In June 2003, the Gates Foundation awarded an additional
            $2.7 million grant to the UNC led research group to (i) expand the Phase IIb trial of

            DB289 for treatment of African sleeping sickness into the pivotal multi-arm, multi-site 350-patient Phase II/III randomized human clinical trial described above, (ii) implement an improved method of synthesizing DB289 to reduce drug manufacturing costs and (iii) improve DB289's formulation to facilitate increased drug absorption into the blood circulation. Pursuant to the terms of the Clinical Research Subcontract described below, ninety-one percent of this grant ($2,466,475) is directed to Immtech. On June 26, 2003 we received $1,025,201 to advance the goals set forth above.


            c.    Clinical Research Subcontract with UNC
                  --------------------------------------


                        On March 29, 2001, we entered into a clinical research
            subcontract ("Clinical Research Subcontract") with UNC to advance the work funded by The Gates Foundation $15.1 million grant. Pursuant to the Clinical Research Subcontract, UNC is to pay to us $9.8 million of the $15.1 million grant in installments over a period not to exceed five years based on our achieving certain milestones (approximately $7.7 million of which has been paid to us to date). Under the terms of the Clinical Research Subcontract, we are responsible for the oversight of Phase II and Phase III human clinical trials of the drug candidate DB289 for African sleeping sickness. The terms of the Clinical Research Subcontract require us to segregate the Clinical Research Subcontract funds from our other funds and to use the proceeds only for developing a drug for treatment of African sleeping sickness. We have or will receive The Gates Foundation grant funds under the Clinical Research Subcontract as follows: (a) $4.3 million was received in fiscal year 2001 to fund Phase II clinical trials to test DB289's effectiveness against African sleeping sickness in approximately 30 patients, (b) $1.4 million was paid to us in September 2002 upon the successful completion of our Phase IIa clinical trial, (c) $2.0 million was paid to us in December 2002 upon the delivery of the final Phase IIa report in respect of the Phase II clinical trial and (d) $2.1 million is scheduled to be paid to fund Phase IIb and Phase III clinical trials to test compound DB289's effectiveness against African sleeping sickness on a larger, more diverse group of patients in calendar year 2005.


                        The Clinical Research Subcontract will continue in
            effect until November 17, 2005, unless otherwise terminated by a material breach by either party.

      3.    PCP pneumonia


                  In 2002, we received approval from the FDA and the Ministry of Health in Peru to commence a pilot Phase IIa clinical trial of DB289 to treat Pneumocystis carinii pneumonia ("PCP"). PCP is a fungus that overgrows the air sacs in the lungs of immunosuppressed patients, causing pneumonia that can be life-threatening. We conducted a proof of concept trial in 8 patients with acquired immune disease syndrome ("AIDS") who had failed standard therapy. The patients were each given 50 mg of DB289 twice per day for 21 days; the treatment regimen was completed in February

      2003. At the conclusion of the study, all patients showed improved lung function and, during the 21 days of treatment, normal lung function returned to three of the patients.

                  In July 2003, we commenced a second Phase IIb human clinical trial in Peru in 30 AIDS patients with PCP who had previously failed other therapies to treat PCP with a dosage of 100 mg twice per day (a higher dose than the pilot study). The initial data from 19 patients who have completed the trial indicates that all patients returned to normal lung function within 12 days. The higher dosage regimen appears to significantly increase the number of patients who clear the infection (demonstrate improved lung function) and decreased the time in which the infection is cleared.

                  Our current clinical trial protocol for testing of DB289's safety and effectiveness against PCP is set forth below:

----------------------- -------------------------------------- --------------------------------- --------------------
Clinical Trial          Trial Design / Phase                   End Points                        Sites
----------------------- -------------------------------------- --------------------------------- --------------------

DB289

o PCP                   o  Phase IIb                           o Safety                           o Peru
                        o  Patients who failed                 o Improvement in lung
                           standard treatment                    function (fungal
                        o  Oral dosing for 21 days               clearance)
                        o  Twice daily dosages of              o Improvement in
                           100mg                                 clinical symptoms


      4.    Antifungal Program


                  Scientific Consortium scientists from Duke University, UNC and Georgia State have identified several compounds with the potential to treat both Candida and Aspergillus, two fungal infections that in the aggregate account for approximately 90% of the systemic fungal infection that make up the $4 billion annual anti-fungal drug market (as estimated by DataMonitor). In vitro studies have identified 20-30 dications that display both broad based and selective antifungal activity against Candida, Aspergillus and Cryptococcus, including activity against fungi which had previously been shown to be drug resistant. Our objective in 2004 is to select an oral drug candidate for the treatment of fungal infections and begin preclinical safety and pharmacology studies required prior to human trials.

                  The market for an effective antifungal drug was estimated by DataMonitor in 2003 to be approximately $4 billion annually and growing rapidly due to the increasing number of patients who are susceptible to fungal diseases, such as patients undergoing cancer chemotherapy, patients with HIV and those who have undergone organ transplants. In addition, the frequency of nosocomial infection (infection acquired while being treated in a hospital) caused by fungi has increased drastically and is now the third most common cause of sepsis, replacing Escherichia coli ("E. coli"). Sepsis is an infection that quickly overwhelms the immune system and can lead to sudden death. Recently, strains of fungi have developed that are resistant to currently available treatments. There is a significant opportunity for new oral drugs effective against specific strains of fungi as well as drugs with broad spectrum effectiveness across fungal strains.

                  Duke University researchers have developed an animal model of Candida and Aspergillus and are testing compounds in this model. In addition, we have a contract with Case Western University ("Case Western") to test in animal models of fungal infections compounds believed to have potential to treat fungal infections. We and consortium scientists, after several years of testing, have selected approximately ten lead dication compounds for testing in Case Western's animal models. Case Western is evaluating dose responses for a number of our compounds to determine which of the lead compounds will be the best to move forward into preclinical development.


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

      6.    Pharmaceutical Cancer Program


                  We have provided under a confidentiality, material transfer and testing agreement with CombinatoRx of Boston, Massachusetts certain of our aromatic cationic compounds, including DB289 and DB075, to be tested for activity against certain cancers. CombinatoRx previously tested various combinations of drugs not normally associated with cancer treatments for effectiveness against cancer and has had promising results. Several of our aromatic dication compounds have similar medicinal properties to those used by CombinatoRx in its earlier tests. Our compounds, however, do not appear to have the adverse side-effects and delivery difficulties generally associated with those other pharmaceuticals tested by CombinatoRx. We and CombinatoRx believe that our aromatic cationic compounds' broad-based activities and unique mechanism of action will demonstrate, through CombinatoRx's studies, activity in oncology. CombinatoRx's studies will include in vitro assays and in vivo models and will test our compounds in combination with CombinatoRx's proprietary anti-cancer technology.


C.    Technology

      1.    Dications


                  Our pharmaceutical program focuses on the development and commercialization of oral drugs to treat fungal, parasitic, bacterial and viral diseases and certain neoplastic and metabolic disorders, including cancer and diabetes. Aromatic dications are chemical structures that have two positively charged ends that are held together by a linker; at the atom level, they look like molecular barbells. In addition, a new class of monocations have been made with excellent activity in specific target diseases, these compounds have a single positive charge on one end and a linker. The positive charges as one mechanism of action allow our compounds to bind to negatively charged segments of deoxyribonucleic acid ("DNA"). Dication drugs bind in the minor groove of DNA and to certain receptors, blocking the activity of enzymes needed for microbial growth. The key site on an organism's DNA is an area where enzymes interact with the organism's DNA as part of their normal life cycle. Structurally, dications are chemical molecules that have two positively charged ends held together by a chemical linker. The composition of the dications, with positive charges on the ends and linkers of different length, shape and binding curvature allows specific dication binding.


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


                  Members of the Scientific Consortium have laboratory testing systems for screening dications for activity against specific microorganisms (using both laboratory and animal models). Our scientists have over 25 years of experience in making dication compounds and have developed proprietary computer models which help our scientists rationally design the next generation of compounds. Generally, patents for the aromatic cation structures and uses are issued to the scientist who invents or discovers the new compound and/or proves its unique applicability for particular diseases. Then, pursuant to the scientist's employment arrangements, the patents are assigned to the employing university, and, through the License Agreement (see "The Scientific Consortium - Consortium Agreement and License" below), to us through an exclusive worldwide license to commercialize such compounds and uses.


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

                        The study was designed to evaluate the safety and
            pharmacokinetics (pharmacokinetics is the study of a drug's effect on the body from the time it is absorbed until it is eliminated) of three dosage levels of DB289 administered twice a day over a period of six days. In addition to the safety studies, the volunteers who were given the active drug participated in a secondary study to determine whether food affected absorption through the digestive system. The studies showed that DB289 passed easily through the digestive membrane and the drug was active (as designed) for several hours in the bloodstream. In addition, volunteers tested at the highest dosage levels in the multi-dose segment of the trial did not display any specific side-effects, and the post-test EKGs, clinical chemistry and hematology parameters of those volunteers were all within normal ranges. The drug concentration levels in the blood were similar to levels that showed positive activity in animal models in malaria, PCP and African sleeping sickness.

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

                        On February 26, 2003, Scientific Consortium members were
            granted a patent by the U.S. Patent Office entitled "Prodrugs for Antimicrobial Amidines" for a new proprietary technology to synthesize and manufacture dication and other compounds with prodrug technology. This patent protects a substantially advanced process for economically producing oral drugs designed to treat infectious diseases and metabolic disorders such as fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia and tropical diseases, including African sleeping sickness (trypanosomiasis) and leishmaniasis. Application of prodrug technology is not limited to our products, and we are investigating the potential to sub-license the prodrug process to other drug manufacturers for use on other compounds designed to be ingested orally and then activated in the blood stream.


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


                        The Consortium Agreement provides that we are required
            to pay to UNC on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium's dication technology. Each month on behalf of the inventor scientist or university, as the case may be, UNC submits to us an invoice for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date. For the fiscal year ended March 31, 2004, we reimbursed UNC $473,567 for such patent and patent-related costs, and in the past, we have reimbursed to UNC approximately $1,413,000 in the aggregate in patent and patent-related costs. We are also required to make milestone payments in the form of issuance of 100,000 shares of our common stock to the Consortium when we file our initial New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") based on Consortium technology and are required to pay to UNC on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, we are required to negotiate in good faith with UNC (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.


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


                  Subsequently, though a sublicense agreement, we transferred to Immtech HK our rights to develop and license university technology in certain Asian countries and to commercialize resulting products granted to us under the Consortium Agreement. We intend to use Immtech HK as a vehicle to further sublicense rights to develop specific indications to indirect subsidiaries that will partner with investors who fund development costs of those indications. Immtech HK is a Hong Kong company.


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

      2.    Super Insight Limited (BVI)


                  On November 28, 2003, we purchased (i) from an investor 100% of Super Insight Limited ("Super Insight") and its wholly-owned subsidiary, Immtech Life Science Limited ("Immtech Life Science") and (ii) from Lenton Fiber Optics Development Limited, a 100% interest in Immtech HK. As payment for the acquisition, we transferred to the investor our 80% interest in Lenton and cash. Super Insight is a British Virgin Islands company.

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

      2.    Third Party Sources


                  On October 23, 2003 we entered into an agreement with Cardinal Health PTS, Inc. (Cardinal Health) to develop prototype formulations of DB289 to improve oral bioavailability DB289. Once the formulation is perfected by Cardinal Health we intend to engage Cardinal Health to produce commercial quantities of good manufacturing practices ("GMP") grade with raw materials to be produced by another third party. Cardinal Health is the second largest producer of pharmaceuticals and other medical supplies in the United States.


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

F.    Strategy


                  Our strategy is to develop oral drugs that are effective against infectious diseases and neoplastic and metabolic disorders by utilizing the aromatic cation/dicationic platform technology. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the WHO. Relatively few new drugs for treatment of infectious diseases have been brought to market during this period. New antibiotics are needed to overcome the problems of multi-drug resistance and the increasing number of new pathogens that are causing diseases in the world. Neoplastic (cancer) and metabolic (diabetes) disorders cause illness and death worldwide. Scientists have struggled for decades to find effective treatments for both cancer and diabetes. Our initial laboratory studies have demonstrated that the dication platform may be effective in treating these two devastating disorders. Scientists at the National Institutes of Health ("NIH") concluded from cancer screens that over 47 dication compounds showed evidence of efficacy in vitro to inhibit tumor growth in cellular assays of cancer and studies at UNC using a series of dications have shown that certain dications have a propensity to bind to imidazoline receptors and cause the release of insulin from pancreas cells which is believed could be helpful in the treatment of Type II diabetes.

                  We believe we have been successful in developing a drug with a lower toxicity profile than pentamidine that is orally available using our dication and prodrug technologies. We have leveraged our scientific partners and foundation funding while advancing our technology and human clinical trials in niche markets such as African sleeping sickness, as well as, in larger markets like malaria. We have advanced our pipeline in both antifungal and TB drugs, and established new programs in cancer, diabetes and neurological disorders. We plan to generate our first revenue by selling drugs into these niche markets with appropriate regulatory approval.


                  We intend to proceed with the development and commercialization of aromatic cations/dications for drug products pursuant to our agreement with the Scientific Consortium as follows:


      o Generate revenues by sales of human drug products to governments and foundations expedited through the FDA's Accelerated Approval program and/or other governments' similar programs;

      o Conclude Phase IIb trials of DB289 for treatment of malaria and prepare for Phase III pivotal trial;

      o Utilize the FDA's Fast-Track designation of DB289 for treatment of African sleeping sickness to potentially expedite licensing and commercialization through Accelerated Approval of our NDA or otherwise;

      o Generate shareholder value by developing our pipeline of prodrugs targeting fungal infections, cancer, diabetes and TB;


      o Develop through our subsidiary Immtech HK a diabetes program with a financial partner;

      o Create business relationships with pharmaceutical and biotechnology companies interested in developing oral products to treat diseases such as fungal, cancer and diabetes;

      o Develop business relationships to advance our compounds as agents with animal health indications; and

      o Co-develop a pharmaceutical cancer program with a financial or pharmaceutical partner.

                  Our strategy is to commercialize aromatic cations/dications and our prodrug technology and generate revenues first in niche markets by selling drugs for serious or life-threatening diseases where dications provide meaningful therapeutic benefits over existing therapies. We intend when feasible to apply for and utilize FDA Fast-track and Accelerated Approval or corollary foreign accelerated approval programs. We will continue to work with academic institutions and foundations to support our drug development programs. We seek to simultaneously develop treatments for infectious diseases, such as TB and fungal infections, and neoplastic and metabolic disorders like cancer and diabetes with substantial markets that afflict large populations of people. We believe our first product candidates demonstrate the power and versatility of the dication and prodrug platform technologies. We believe our experience with these compounds in human clinical trials will help us expedite acceptance and obtain regulatory approval of our product candidates in other markets. We will continue to manage and oversee the programs and the results of research performed by members of the Scientific Consortium and to use business-sponsored research programs, government and foundation grants, strategic joint ventures and other forms of collaborative programs to advance product commercialization. We consider our current collaborative relationships significant to the successful development of our business. We believe that our collaborations and use of grant funds minimize shareholder dilution while advancing drugs rapidly toward commercialization. We plan to enter into additional arrangements in the future to develop, manufacture and market not only the product candidates on which we are currently focused, but also those dications which the Scientific Consortium members are developing for other indications.


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

H.    Patents and Licenses



                  Our pharmaceutical compounds, including DB289 and DB075, are protected by multiple patents secured by members of the Scientific Consortium. We consider the protection of our proprietary technologies and products to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. To date, we have obtained exclusive licensing rights to 217 dication patents and patent applications, 138 of which have been issued in the United States and in various global markets as of July 2004. In addition to the 217 dication patents and patent applications previously mentioned we own seven additional patents. Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995, and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. 143 of our licensed patents and patent applications, which includes 42 licensed U.S. patents and patent applications, were submitted after June 8, 1995, including patents covering DB289, DB075 and our latest prodrug formulation processes.


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


            a.    Patent Licenses
                  ---------------


                        Pursuant to the Consortium Agreement, licenses and
            options to license patents for the dications developed by the Scientific Consortium prior to January 15, 1997, which were previously licensed or optioned to Pharm-Eco, were transferred to us by Pharm-Eco as of March 2001. In accordance with the terms of the Consortium Agreement, we have obtained license rights to the patents covering the technology platform for making dicationic pharmaceutical drugs and to treat certain microbial infections with such products. To date, we have exclusively licensed 217 patents and patent applications, which includes 69 U.S. patents and patent applications. All of the patents on our dicationic product candidates have been filed by UNC jointly with the other academic institutions of the Scientific Consortium.

            b.    Patent Rights
                  -------------


                        Since January 1997, as required under the Consortium
            Agreement, we have filed, together with Scientific Consortium members, approximately 110 patent applications, of which approximately 51 have been granted. The Consortium Agreement grants us the right to license for commercialization product candidates underlying the patents and patent applications for dications produced by the Scientific Consortium.


I.    Governmental Regulation


                  The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drug products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates.

                  We believe our first commercial drug products will be marketed outside of the United States and likely in sub-Sahara African nations. Our ability to market our drug products will depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process generally includes all of the risks associated with FDA approval; however, the requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product to more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization typically will be granted.

                  Once regulatory approval is obtained for an indication, we intend to apply to the WHO to have the approved drug listed for such indication on the WHO's Essential Medicines List. The WHO generally accepts NDA approvals for the Essential Medicines List from drug regulatory agencies in the United States, UK, European Union and Japan as well as other countries with established regulatory agencies. In most cases, inclusion on the list is the primary requirement to selling drugs in the countries where we intend to sell DB289 to treat African sleeping sickness and other tropical diseases. We believe we will then be able to sell our products while continuing to perform post-approval studies as and if required.

                  In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

      o completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with FDA's good laboratory practice, or GLP, regulations;

      o submission to the FDA of an investigational new drug, or IND, application which, must become effective before human clinical trials may begin;

      o performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

      o     submission to the FDA of a new drug application, or NDA;

      o satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

      o FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

                  The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, or at all.

                  Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during drug development, and the FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center, and the IRB must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations, including regulations governing informed consent.

                  Clinical Trials. For purposes of NDA submission and approval, human clinical trials are typically conducted in three sequential phases, which may overlap:

      o Phase I: Studies are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as AIDS or cancer patients.

      o Phase II: Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the potential efficacy of the drug for specific targeted indications and to determine dose tolerance and optimal dosage.

            Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a "Phase IIb" evaluation, which is a second, confirmatory Phase II trial that could, if positive and accepted by the FDA, serve as a pivotal trial in the approval of a drug candidate.

      o Phase III: These are commonly referred to as pivotal studies (however, as noted above in certain circumstances, Phase II trials can serve as pivotal). When Phase II evaluations demonstrate that a dose range of the drug has a therapeutic effect and an acceptable safety profile, Phase III trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

      o Phase IV: In some cases, FDA may condition approval of an NDA for a drug candidate on the sponsor's agreement to conduct additional clinical trials to further assess the drug's safety and effectiveness after NDA approval. Such post approval trials are typically referred to as Phase IV studies.

                  New Drug Application. The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it generally follows them. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than we or our collaborators interpret the data. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these postmarketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

                  Fast-track Designation. FDA's fast-track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition which demonstrate the potential to address unmet medical needs for the condition. Under the fast-track program, the sponsor of a new drug may request the FDA to designate the drug for a specific indication as a fast-track drug concurrent with or after the IND is filed for the product candidate. The FDA must determine if the drug qualifies for fast-track designation within 60 days of receipt of the sponsor's request.

                  If fast-track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

                  In some cases, a fast-track designated drug may also qualify for one or more of the following programs:

      o Priority Review. Under FDA policies, a drug is eligible for priority review, or review within a sixth month time frame from the time a complete NDA is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis, or prevention of a disease. A fast-track designated drug would ordinarily meet the FDA's criteria for priority review. We cannot guarantee any of our products will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant product approval.

      o Accelerated Approval. Under the FDA's accelerated approval regulations, the FDA is authorized to approve drugs that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug approved on this basis is generally subject to rigorous postmarket compliance requirements, including the completion of Phase IV or post-approval studies to validate the surrogate endpoint or to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drugs approved under accelerated regulations are subject to prior review by the FDA.

                  When appropriate, we and our collaborators intend to seek fast-track designation and/or accelerated approval for our drug candidates, including DB289. On April 23, 2004, the FDA designated DB289 for the treatment of African sleeping sickness as a fast-track product. We cannot predict whether any of our other drug candidates or proposed indications will obtain a fast-track and/or accelerated approval designation, or, if obtained, the ultimate impact, if any, of the fast-track or the accelerated approval process on the timing or likelihood of FDA approval of any of our proposed products.

                  Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the drug or disease. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

                  Other Regulatory Requirements. Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to legal or regulatory action, such as Warning Letters, suspension of manufacturing, seizure of drug, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

                  The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, Warning Letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers' communications regarding off-label use.

                  Exports From the United States. The FDA regulates the export of unapproved drug products for use outside of the United States under the FFDCA and its implementing regulations. The level of regulatory scrutiny the FDA applies to exports of unapproved drugs depends on a number of factors, including, among others, the country to which the investigational drug product is exported, whether that country has approved the drug for commercial sale within that jurisdiction, whether the exported drug is intended for use in a clinical trial or is intended to be sold commercially, and, if the drug is to be used in clinical testing, whether the manufacturer has obtained an IND from the FDA to conduct the clinical trial. Depending on the applicability of these factors, a manufacturer may be required to request and obtain authorization from the FDA prior to exporting an unapproved drug. We have requested and obtained several authorizations from FDA to export quantities of DB289 candidate for use in clinical trials abroad.


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


            We are developing products to treat infectious diseases and metabolic disorders. Our drug development program closest to commercialization, a treatment for African sleeping sickness, has been funded in large part by a grant to a scientific consortium lead by UNC from The Gates Foundation. The Gates Foundation has chosen to support the African sleeping sickness program because there currently exists no effective treatment for the disease. We believe The Gates Foundation has financed this project because the likelihood that a major pharmaceutical company would develop a treatment for the disease is small because treatments for diseases that affect economically-challenged populations, without charitable assistance, are less profitable than treatments for diseases that affect more developed nations. Our efforts to develop aromatic dicationic prodrugs for treatment of African sleeping sickness contributes greatly to validating and advancing our technology platform and establishing pharmacological safety and dosage criteria for future compounds aimed at more mainstream markets.

            We have listed in the table above, where applicable, current treatments and the names of the manufacturers of those products used to treat disease for which we are developing product candidates, however, each of the products listed has limitations in terms of effectiveness to treat the disease, toxicity, severity of side-effects, and/or difficulty of delivery (for example, pentamidine must be administered either intravenously or by inhalation. We therefore believe that competition for our product candidates for certain indications has yet to be developed or approved.


                                   EMPLOYEES


            We currently have 13 employees, five of whom hold advanced degrees. Six work in support of clinical trials, research and development and regulatory compliance and the other seven work in general and administrative capacities which includes business development, investor relations, finance, legal and administration. Through our agreement with the Scientific Consortium, approximately 55 scientists are engaged in the research and development of the dications. We expect to add new employees in our regulatory and clinical development departments as our programs advance.


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

            Our operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. Without substantial additional financing, we may be required to reduce some or all of our research programs or cease operations. Our cash requirements may vary materially from those now planned because of results of research and development, results of pre-clinical and clinical testing, responses to our grant requests, relationships with strategic partners, changes in the focus and direction of our research and development programs, delays in the enrollment and completion of our clinical trials, competitive and technological advances, the FDA and foreign regulatory approval processes and other factors. In any of these circumstances, we may require substantially more funds than we currently have available or currently intend to raise to continue our business. We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies, issuance of debt or from other sources. Additional financing may not be available when needed or may not be available on acceptable terms. If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain research and development programs, relinquish rights to certain technologies or product candidates, forego desired opportunities or license third parties to commercialize our products or technologies that we would otherwise seek to develop internally. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result.

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

            In March 2001 we entered into a clinical research subcontract with UNC, funded by a $15.1 million grant from The Gates Foundation to UNC for the study of African sleeping sickness and leishmaniasis, under which UNC is to pay to us $9.8 million in installments over a period not to exceed five years subject to our achieving certain milestones. We entered into a second subcontract with UNC under which we are to receive over $2.4 million based on a separate $2.7 million grant from the Gates Foundation to UNC to accelerate the African sleeping sickness study.

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


            All of our product candidates, including DB289 and DB075, require additional clinical testing, regulatory approval and development of marketing and distribution channels, all of which are expected to require substantial additional investment prior to commercialization. There can be no assurance that any of our product candidates will be successfully developed, prove to be safe and effective in human clinical trials, meet applicable regulatory standards, be approved by regulatory authorities, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If we are unable to commercialize our product candidates in a timely manner we may be required to seek additional funding, reduce or cancel some or all of our development programs, sell or license some of our proprietary information or cease operations.


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

            Completion of human clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, participant retention and follow up, difficulty in securing sufficient supplies of clinical trial materials or other adverse events occurring during clinical trials. For instance, once we obtain permission to run a human trial, there are strict criteria regulating who we can test. In the case of African sleeping sickness, we are subject to civil unrest in sub-Sahara Africa where local rebels could close clinics and dramatically reduce enrollment rates, and make it difficult to conduct trials. Political instability and the minimal infrastructure in the African countries where we conduct our trials may cause delays in enrollment and difficulty in the completion of trials. In another case, our PCP-trial could encounter difficulties in finding potential patients because our initial regimen requires patients to first fail other treatment programs in order to be eligible for our treatment.

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


            We have not made application to the FDA or any other regulatory agency to sell commercially or label any of our product candidates. We or our test collaborators have received licenses from the FDA to export DB289 for testing purposes and have been approved to conduct human clinical trials for various indications in each of the Democratic Republic of Congo, Angola, Thailand and Peru.

            All new pharmaceutical drugs, including our product candidates, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the Federal Food, Drug and Cosmetic Act ("FDCA") and other laws and by state, local and foreign governments. Such regulations govern, among other things, the development, testing, manufacture, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of pharmaceutical drugs. If drug products are marketed abroad, they are subject to extensive regulation by foreign governments. Failure to comply with applicable regulatory requirements may subject us to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending applications.

            Each of our product candidates must be approved for each indication for which we believe it to be viable. We have not yet determined from which regulatory bodies we will seek approval for our product candidates or indications for which approval will be sought. Once determined, the approval process is subject to those agencies' policies and acceptance of those agencies' approvals, if obtained, in the countries where we intend to market our product candidates.


We have not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our product candidates.


            On April 23, 2004 the FDA granted fast-track designation for DB289, our first oral drug, for treatment of African sleeping sickness (trypanosomiasis). Fast-track designation means, among other things, that the FDA may accept initial late-stage data from us rather than waiting for the entire Phase III clinical trial data to be submitted together for consideration of approval to market the drug, however, there is no guarantee that fast-track designation will result in faster product development or licensing approval or that our product candidates will be approved at all.

            The process of obtaining FDA or other required regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied. Furthermore, the approval process is extremely expensive and uncertain. There can be no assurance that our product candidates will be approved for commercial sale in the United States by the FDA or regulatory agencies in foreign countries. The regulatory review process can take many years and we will need to raise additional funds to complete the regulatory review process for our current product candidates. The failure to receive FDA or other governmental approval would have a material adverse effect on our business by precluding us from marketing and selling such products and negatively impacting our ability to generate future revenues. Even if regulatory approval of a product is granted, there can be no assurance that we will be able to obtain the labeling claims (a labeling claim is a product's description and its FDA permitted uses) necessary or desirable for the promotion of such product. FDA regulations prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for post-marketing studies if regulatory approval is obtained; we will also be subject to ongoing FDA obligations and continued regulatory review. In particular, we, or our third party manufacturers, will be required to adhere to Good Manufacturing Practices ("GMP"), which require us (or our third party manufacturers) to manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control. Further, we (or our third party manufacturers) must pass a manufacturing facilities pre-approval inspection by the FDA or corollary agency before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties, such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side-effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product.

            Prior to the submission of an application for FDA approval, our pharmaceutical drugs undergo rigorous pre-clinical and clinical testing, which may take several years and the expenditure of substantial financial and other resources. Before commencing clinical trials in humans in the United States, we must submit to the FDA and receive clearance of an IND. There can be no assurance that submission of an IND for future clinical testing of any of our product candidates under development or other future product candidates would result in FDA permission to commence clinical trials or that we will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Further, there can be no assurance that if such testing of product candidates under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory body or approved by the FDA for marketing in the United States or by any such foreign regulatory bodies for marketing in foreign jurisdictions.


Our most advanced programs are developing products intended for sale in countries that may not have established pharmaceutical regulatory agencies.


            Some of the intended markets for our treatment of African sleeping sickness and malaria are in countries without developed pharmaceutical regulatory agencies. We plan in such cases to try first to obtain regulatory approval from a recognized pharmaceutical regulatory agency such as the FDA or one or more European agencies and then to apply to the targeted country for recognition of the foreign approval. Because the countries where we intend to market treatments for African sleeping sickness and malaria are not obligated to accept foreign regulatory approvals and because those countries do not have standards of their own for us to rely upon, we may be required to provide additional documentation or complete additional testing prior to distributing our products in those countries.


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


            The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have been and can be expected to be especially volatile. Our common stock price in the 52-week period ended June 10, 2004 had a low of $5.35 and high of $32.51. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of pharmaceutical drugs and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our common stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.


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

If we do not effectively manage our growth, our resources, systems and controls may be strained and our operating results may suffer.

            We have recently added to our workforce and we plan to continue to increase the size of our workforce and scope of our operations as we continue our drug development programs and clinical trials, develop our manufacturing facility in the PRC, and move towards commercialization of our products. This growth of our operations will place a significant strain on our management personnel, systems and resources. We may need to implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. These endeavors will require substantial management effort and skill, and we may require additional personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.

Our continuing obligations as a public company under the changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations, will increase our expenses and administrative burden.

            As a public company, we incur significant legal, accounting and other expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The Company intends to file a motion with the arbitration panel arguing that language in the testing agreement specifically allows the Company the option to litigate its claims against Neurochem in court rather than through arbitration.


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

                                                 High      Low
                                               -------   -------
            2002

            Quarter ended March 31, 2002       $ 7.400   $ 4.000

            Quarter ended June 30, 2002        $ 5.990   $ 2.800

            Quarter ended September 30, 2002   $ 5.150   $ 2.390

            Quarter ended December 31, 2002    $ 3.800   $ 2.120

            2003

            Quarter ended March 31, 2003       $ 4.850   $ 1.580

                                                 High      Low
                                               -------   -------
            Quarter ended June 30, 2003        $ 7.000   $ 4.150

            Quarter ended September 30, 2003   $18.820   $ 5.700

            Quarter ended December 31, 2004    $32.510   $ 9.000

            2004

            Quarter ended March 31, 2004       $19.500   $10.110

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

            Series C Convertible Preferred Stock Private Placements -

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


            We are a pharmaceutical company focused on the development and commercialization of oral drugs to treat infectious diseases and neoplastic and metabolic disorders. We have development programs that include fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia and tropical diseases, including African sleeping sickness (trypanosomiasis) and leishmaniasis. We hold worldwide patents, patent applications, and licenses to worldwide patents, patent applications and technologies from a scientific consortium and exclusive rights to commercialize products from patents and licenses that are integral to our business.

            We intend to continue to work with our scientific and foundation partners to (i) validate our technology platform and (ii) demonstrate dications' low toxicity, broad application and oral deliverability. We believe we will be permitted to sell drugs in niche markets in certain African nations as we further develop drugs to target multi-billion dollar markets such as antifungal, TB, cancer and diabetes treatments. Because we demonstrated to the United States Food and Drug Administration ("FDA") DB289's potential to provide improvement over currently available alternative therapies for African sleeping sickness, the FDA granted "fast-track" designation to DB289 for treatment of African sleeping sickness. Fast-track designation may allow for accelerated FDA review of DB289 for treatment of African sleeping sickness, however, there is no guarantee that fast-track designation will result in faster product development or increase the speed or likelihood of obtaining product approval.


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

            On April 26, 1999, we issued 1,150,000 shares of common stock through an initial public stock offering ("IPO"), resulting in net proceeds of approximately $9,173,000. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. Those warrants were due to expire on April 25, 2004. All warrants other than warrants to purchase 21,400 shares expired. The warrant to purchase 21,400 shares was pursuant to an agreement with the holder. We used $110,000 of the net proceeds of the IPO to repay amounts due to the State of Illinois and Northwestern University. Substantially all of the remaining net proceeds of the IPO were used to fund our research and development efforts, including clinical and pre-clinical studies. Any net proceeds not applied to our research and development efforts were used for working capital and general corporate purposes, including hiring additional employees.

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


                  We incurred a net loss of approximately $12,846,000 for the year ended March 31, 2004, as compared to a net loss of approximately $4,679,000 for the year ended March 31, 2003.


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


                  We incurred a net loss of approximately $4,679,000 for the year ended March 31, 2003, as compared to a net loss of approximately $3,323,000 for the year ended March 31, 2003.

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

            T. Stephen Thompson, President, Chief Executive Officer and Director and a director of Immtech Hong Kong Ltd. also. Mr. Thompson has served as a Director since November 27, 1991. He joined Immtech in April 1991 from Amersham Corporation, where he was President and Chief Executive Officer. He was responsible for Amersham Corporation's four North American divisions: Life Sciences, Radiopharmaceuticals, Diagnostics and Quality and Safety Products. In addition, he had direct responsibility for the Clinical Reagent (in vitro diagnostic) Division in the United Kingdom. He was employed by Amersham Corporation from 1986 to 1991. Mr. Thompson has 20 years' experience in healthcare, with previous positions as President of a small diagnostic start-up, General Manager of the Infectious Disease and Immunology Business Unit in the Diagnostic Division of Abbott Laboratories from 1981 to 1986, and Group Marketing Manager for the Hyland Division of Baxter International Inc. from 1978 to 1981. Mr. Thompson is a member of the Board of Directors of Matritech, Inc. (NASDAQ: NMPS). Mr. Thompson holds a B.S. from the University of Cincinnati and an MBA from Harvard University.

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

Super Insight Limited
---------------------

            On November 28, 2003, we entered into a share purchase agreement and deed of indemnity related to the purchase of Super Insight Limited (the "Share Purchase Agreement") and an Allonge to the Share Purchase Agreement related to the shares in Super Insight Limited ("Super Insight") and Immtech Hong Kong Limited ("Immtech Hong Kong") (the "Allonge") with Mr. Chan Kon Fung ("Mr. Chan"), Lenton Fibre Optics Development Limited, Super Insight and Immtech Hong Kong. Pursuant to the terms of the Share Purchase Agreement and the Allonge, we purchased (i) from Mr. Chan 100% of the outstanding shares of Super Insight and its wholly-owned subsidiary, subsequently named Immtech Life Science Limited ("Immtech Life Science") and
(ii) from Lenton, 100% of Lenton's interest in Immtech Hong Kong. As payment for Super Insight and Immtech Hong Kong, we transferred to Mr. Chan our 80% interest in Lenton and paid him $400,000 in cash


            In January 2003, Mr. Chan Kon Fung, the counterparty in the Super Insight transaction listed above, received 1,200,000 shares of our common stock in exchange for an 80% interest in Lenton Fibre Optics Development Limited; the same 80% interest we are transferring to Mr. Chan to obtain the 100% interest in Super Insight. With 1,200,000 shares of our common stock, Mr. Chan became and remains, a "10% beneficial owner" of Immtech and therefor our board determined that the acquisition of Super Insight required increased scrutiny as an affiliate transaction. Our board reviewed the Super Insight transaction prior to its completion and determined that the terms of the transaction were no less favorable to us than we could have obtained in a similar transaction with an unaffiliated third party and therefore approved the transaction.


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



Date:             July 20, 2004                By: /s/ T. Stephen Thompson
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

Signature                                           Date
---------                                           ----


/s/ T. Stephen Thompson                                   July 20, 2004
------------------------------------------------    --------------------------
T. Stephen Thompson
Chief Executive Officer and President
(Principal Executive Officer)


/s/ Gary C. Parks                                         July 20, 2004
------------------------------------------------    --------------------------
Gary C. Parks
Treasurer, Secretary and
Chief Financial Officer
(Principal Financial and
Accounting Officer)


/s/ Cecilia Chan                                          July 20, 2004
------------------------------------------------    --------------------------
Cecilia Chan
Executive Vice President and Director


/s/ Harvey Colten, MD                                     July 20, 2004
------------------------------------------------    --------------------------
Harvey Colten, MD
Director


/s/ Judy Lau                                              July 20, 2004
------------------------------------------------    --------------------------
Judy Lau
Director


/s/ Levi H.K. Lee, MD                                     July 20, 2004
------------------------------------------------    --------------------------
Levi H.K. Lee, MD
Director

/s/ Eric L. Sorkin                                        July 20, 2004
------------------------------------------------    --------------------------
Eric L. Sorkin
Director


/s/ Frederick W. Wackerle                                 July 20, 2004
------------------------------------------------    --------------------------
Frederick W. Wackerle
Director

                                  EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------

3.1 (2)               Certificate of Incorporation of the Company, as amended

3.2 (8)               By-laws of the Company, with amendment

3.3 (18) Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004

4.1 (3)               Form of Common Stock Certificate


4.2 (2) Warrant Agreement, dated July 24, 1998, by and between the Company and RADE Management Corporation

4.3 (2) Warrant Agreement, dated October 12, 1998, by and between the Company and RADE Management Corporation

4.4 (8) Warrant Agreement, dated March 15, 2001, by and between the Company and The Kriegsman Group

4.5 (9) Certificate of Designation for Series A Convertible Preferred Stock Private Placement, dated February 14, 2002

4.6 (9) Stock Purchase Warrant, dated February 14, 2002, for Series A Convertible Preferred Stock Private Placement

4.7 (11) Certificate of Designation for Series B Convertible Preferred Stock Private Placement, dated September 25, 2002

4.8 (11) Stock Purchase Warrant, dated September 25, 2002, for Series B Convertible Preferred Stock Private Placement

4.9 (12) Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003

4.10 (17)             Certificate of Designation for Series D Convertible
                      Preferred Stock Private Placement, dated January 15, 2004

4.11 (17)             Stock Purchase Warrant, dated January 15, 2004, for Series
                      D Convertible Preferred Stock Private Placement

4.12 (19)             First Amendment to the Certificate of Designation for
                      Series A Convertible Preferred Stock, dated October 2,
                      2002


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

10.38 (17)            Form of Regulation D Subscription Agreement for January
                      2004 Series D Preferred Private Placement

10.39 (17)            Form of Regulation S Subscription Agreement for January
                      2004 Series D Preferred Private Placement

14.1 (18)             Code of Ethics

21.1 (13)             Subsidiaries of Registrant


23.1 (19)             Consent of Deloitte & Touche LLP

31.1 (19)             Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (19)             Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (19)             Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (19)             Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002


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

(14) Incorporated by Reference to our Form 10-K/A (File No. 001-14907), as filed with the Securities and Exchange Commission on October 15, 2003.

(15) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 2, 2003.

(16) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 3, 2003.

(17) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on January 21, 2004.


(18) Incorporated by Reference to our Form 10-K (File No. 001- 14907), as filed with the Securities and Exchange Commission on June 14, 2004.

(19) Filed herewith.

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

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ..................F-1

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2003 AND 2004,
      FOR THE YEARS ENDED MARCH 31, 2002, 2003 AND 2004, AND FOR
      THE PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO
      MARCH 31, 2004 (UNAUDITED):

      Balance Sheets .....................................................F-2

      Statements of Operations ...........................................F-4

      Statements of Stockholders' Equity (Deficiency in Assets) ........F-5-7

      Statements of Cash Flows ...........................................F-8

      Notes to Financial Statements ...................................F-9-40

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
                                                                                           ===========                   ===========


See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                                   2003                2004
--------------------------------------------------------------------------------                   ------------        ------------
CURRENT LIABILITIES:
  Accounts payable                                                                                 $    541,881        $    970,308
  Accrued expenses                                                                                        4,821              22,382
  Deferred revenue                                                                                    2,554,071           1,831,093
                                                                                                   ------------        ------------
           Total current liabilities                                                                  3,100,773           2,823,783

DEFERRED RENTAL OBLIGATION                                                                               20,779              14,413
                                                                                                   ------------        ------------
           Total liabilities                                                                          3,121,552           2,838,196
                                                                                                   ------------        ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                                       296,193

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,440,000 and 4,080,000 shares authorized and unissued as of March 31, 2003 and 2004, respectively
  Series A convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 320,000 shares authorized, 142,800 and 80,800 shares issued and outstanding as of March 31, 2003 and 2004, respectively, aggregate liquidation preference of $3,668,005 and $2,075,250 as of March 31, 2003 and
   2004, respectively                                                                                 3,668,005           2,075,250
  Series B convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 240,000 shares authorized, 56,725 and 19,925 shares issued and outstanding as of March 31, 2003 and 2004, respectively, aggregated liquidation preference of $1,469,967 and $516,093 as of March 31, 2003 and
   2004, respectively                                                                                 1,469,967             516,093
  Series C convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 160,000 shares authorized, 72,304 shares outstanding as of March
   31, 2004, aggregate liquidation preference of $1,874,186 as of March 31, 2004                                          1,874,186
  Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 200,000 shares outstanding as of March 31, 2004, aggregate liquidation preference of
   $5,056,712 as of March 31, 2004                                                                                        5,056,712
  Common stock, par value $0.01 per share, 100,000,000 shares authorized,
   7,898,986 and 9,835,286 shares issued and outstanding as of March 31, 2003 and
   2004, respectively                                                                                    78,990              98,353
  Additional paid-in capital                                                                         40,142,617          58,666,489
  Deficit accumulated during the developmental stage                                                (42,167,308)        (58,539,398)
                                                                                                   ------------        ------------
           Total stockholders' equity                                                                 3,192,271           9,747,685
                                                                                                   ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $  6,610,016        $ 12,585,881
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
--------------------------------------------------------------------------------


                                                                       Series A Convertible                  Series B Convertible
                                                                          Preferred Stock                       Preferred Stock
                                                          --------------------------------------   ---------------------------------
                                                                Issued and                              Issued and
                                                                Outstanding          Amount             Outstanding           Amount

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


Balance, March 31, 2001
  Net loss
  Issuance of Series A convertible preferred stock
    under private placement offerings, less cash
    offering costs of $153,985                                         160,100   $      4,002,500
  Issuance of common stock as offering
    costs under private placement offerings
  Accrual of preferred stock dividends                                                     29,400
  Exercise of options
  Provision for compensation - nonemployees

Balance, March 31, 2002                                                160,100   $      4,031,900
   Net loss
  Issuance of Series B convertible preferred stock
    under private placement offerings, less cash
    offering costs of $58,792                                                                             76,725   $      1,918,125
  Issuance of common stock for services provided
    in connection with private placement offerings
  Conversion of convertible preferred
    stock to common stock                                               (17,300)         (437,396)       (20,000)          (515,671)
  Accrual of preferred stock dividends                                                    226,210                            76,227
  Payment of preferred stock dividends                                                   (152,709)                           (8,714)
  Issuance of common stock for land use
    rights acquisition
  Issuance of common stock and warrants
    for services
  Exercise of options
  Provision for compensation - nonemployees


Balance, March 31, 2003                                                 142,800         3,668,005         56,725          1,469,967
  Net loss
  Issuance of Series C convertible preferred stock
    under private placement offerings, less offering
    costs of $1,685,365 (including cash of $289,000)
  Issuance of Series D convertible preferred stock
    under private placement offerings, less cash
    offering costs of $428,919
  Issuance of common stock for services provided
    in connection with private placement offerings
  Conversion of convertible preferred
    stock to common stock                                               (62,000)       (1,566,440)       (36,800)          (939,231)
  Accrual of preferred stock dividends                                                    147,311                            53,533
  Payment of preferred stock dividends                                                   (173,626)                          (68,176)
  Exercise of warrants
  Issuance of common stock and warrants
    for services - nonemployees
  Exercise of options
  Provision for compensation - nonemployees



Balance, March 31, 2004                                                  80,800   $     2,075,250         19,925    $       516,093
                                                                ================   ===============  =============   ================



See notes to consolidated financial statements.



[TABLE CONTINUED]


                                                                        Series C Convertible                  Series D Convertible
                                                                           Preferred Stock                      Preferred Stock
                                                          -----------------------------------------   ------------------------------
                                                                    Issued and                            Issued and
                                                                    Outstanding           Amount          Outstanding         Amount

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


Balance, March 31, 2001
  Net loss
  Issuance of Series A convertible preferred stock under private placement offerings, less cash offering costs of $153,985
  Issuance of common stock as offering
    costs under private placement offerings
  Accrual of preferred stock dividends
  Exercise of options
  Provision for compensation - nonemployees

Balance, March 31, 2002
   Net loss
  Issuance of Series B convertible preferred stock under private placement offerings, less cash offering costs of $58,792
  Issuance of common stock for services provided
    in connection with private placement offerings
  Conversion of convertible preferred
    stock to common stock
  Accrual of preferred stock dividends
  Payment of preferred stock dividends
  Issuance of common stock for land use
    rights acquisition
  Issuance of common stock and warrants
    for services
  Exercise of options
  Provision for compensation - nonemployees


Balance, March 31, 2003
  Net loss
  Issuance of Series C convertible preferred stock
    under private placement offerings, less offering
    costs of $1,685,365 (including cash of $289,000)               125,352   $     3,133,800
  Issuance of Series D convertible preferred stock
    under private placement offerings, less cash
    offering costs of $428,919                                                                           200,000   $      5,000,000
  Issuance of common stock for services provided
    in connection with private placement offerings
  Conversion of convertible preferred
    stock to common stock                                          (53,048)       (1,344,792)
  Accrual of preferred stock dividends                                               175,157                                 56,712
  Payment of preferred stock dividends                                               (89,979)
  Exercise of warrants
  Issuance of common stock and warrants
    for services - nonemployees
  Exercise of options
  Provision for compensation - nonemployees



Balance, March 31, 2004                                             72,304   $     1,874,186             200,000   $      5,056,712
                                                               ============  ================          ==========  ================

[TABLE CONTINUED]



                                                                              Common Stock
                                                          -----------------------------------------           Additional
                                                                      Issued and                                Paid-in
                                                                     Outstanding             Amount             Capital

October 15, 1984 (Inception)
  Issuance of common stock to founders                                     113,243   $          1,132   $         24,868
                                                                     -------------   ----------------   ----------------
Balance, March 31, 1985                                                    113,243              1,132             24,868
  Issuance of common stock                                                  85,368                854            269,486
  Net loss

Balance, March 31, 1986                                                    198,611              1,986            294,354
  Issuance of common stock                                                  42,901                429            285,987
  Net loss

Balance, March 31, 1987                                                    241,512              2,415            580,341
  Issuance of common stock                                                   4,210                 42             28,959
  Net loss

Balance, March 31, 1988                                                    245,722              2,457            609,300
  Issuance of common stock                                                  62,792                628            569,372
  Provision for compensation                                                                                     489,975
  Net loss

Balance, March 31, 1989                                                    308,514              3,085          1,668,647
  Issuance of common stock                                                  16,478                165            171,059
  Provision for compensation                                                                                     320,980
  Net loss

Balance, March 31, 1990                                                    324,992              3,250          2,160,686
  Issuance of common stock                                                     218                  2              1,183
  Provision for compensation                                                                                       6,400
  Net loss

Balance, March 31, 1991                                                    325,210              3,252          2,168,269
  Issuance of common stock                                                  18,119                181             85,774
  Provision for compensation                                                                                     864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                                              57,917
  Net loss

Balance, March 31, 1992                                                    343,329              3,433          3,176,456
  Issuance of common stock                                                 195,790              1,958             66,839
  Provision for compensation                                                                                     191,502
  Net loss

Balance, March 31, 1993                                                    539,119              5,391          3,434,797
  Issuance of common stock                                                 107,262              1,073             40,602
  Provision for compensation                                                                                      43,505
  Net loss

Balance, March 31, 1994                                                    646,381   $          6,464   $      3,518,904
  Net loss

Balance, March 31, 1995                                                    646,381              6,464          3,518,904
  Issuance of common stock for compensation                                 16,131                161              7,339
  Net loss

Balance, March 31, 1996                                                    662,512              6,625          3,526,243
  Issuance of common stock                                                  12,986                130              5,908
  Provision for compensation - employees                                                                          45,086
  Provision for compensation - nonemployees                                                                       62,343
  Issuance of warrants to purchase common stock                                                                   80,834
  Net loss

Balance, March 31, 1997                                                    675,498              6,755          3,720,414
  Exercise of options                                                       68,167                682             28,862
  Provision for compensation  - employees                                                                         50,680
  Provision for compensation  - nonemployees                                                                     201,696
  Contributed capital - common stockholders                                                                      231,734
  Net loss


Balance, March 31, 1998                                                    743,665              7,437          4,233,386
  Issuance of common stock under
   private placement offering                                              575,000              5,750            824,907
  Exercise of options                                                       40,650                406             12,944
  Provision for compensation - nonemployees                                                                    2,426,000
  Issuance of common stock to Criticare                                     86,207                862            133,621
  Conversion of Criticare debt to common stock                             180,756              1,808            856,485
  Conversion of debt to common stock                                       424,222              4,242            657,555
  Conversion of redeemable preferred
   stock to common stock                                                 1,195,017             11,950          1,852,300
  Net loss

Balance, March 31, 1999                                                  3,245,517   $         32,455   $     10,997,198

  Comprehensive loss:
    Net loss
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale

      Comprehensive loss
  Issuance of common stock under initial public
    offering, less offering costs of $513,000                            1,150,000             11,500          9,161,110
  Exercise of options and warrants                                         247,420              2,474            424,348
  Provision for compensation - nonemployees                                                                      509,838
  Issuance of common stock for
    compensation - nonemployees                                            611,250              6,113          6,106,387
  Issuance of common stock for accrued interest                             28,147                281            281,189
                                                                       -----------    ---------------   ----------------

Balance, March 31, 2000                                                  5,282,334             52,823         27,480,070

  Comprehensive loss:
    Net loss
    Other comprehensive income (loss):
      Unrealized loss on investment
        securities available for sale
      Reclassification adjustment for
        loss included in net loss

      Comprehensive loss
  Issuance of common stock under
    private placement offering                                             584,250              5,843          4,299,806
  Exercise of options                                                       88,661                886             41,922
  Provision for compensation - nonemployees                                                                    1,739,294
  Contributed capital - common stockholder                                                                        13,825
                                                                                                        ----------------

Balance, March 31, 2001                                                  5,955,245             59,552         33,574,917
  Net loss
  Issuance of Series A convertible preferred stock
    under private placement offerings, less cash
    offering costs of $153,985                                                                                   754,550
  Issuance of common stock as offering
    costs under private placement offerings                                 60,000                600               (600)
  Accrual of preferred stock dividends
  Exercise of options                                                       51,214                512             18,972
  Provision for compensation - nonemployees                                                                      332,005
                                                                                                        ----------------

Balance, March 31, 2002                                                  6,066,459         $   60,664   $     34,679,844
   Net loss
  Issuance of Series B convertible preferred stock
    under private placement offerings, less cash
    offering costs of $58,792                                                                                     90,640
  Issuance of common stock for services provided
    in connection with private placement offerings                         290,000              2,900            942,200
  Conversion of convertible preferred
    stock to common stock                                                  228,448              2,285            950,758
  Accrual of preferred stock dividends
  Payment of preferred stock dividends                                      45,529                456            160,657
  Issuance of common stock for land use
    rights acquisition                                                   1,260,000             12,600          2,986,200
  Issuance of common stock and warrants
    for services                                                             8,333                 83             89,042
  Exercise of options                                                          217                  2                126
  Provision for compensation - nonemployees                                                                      243,150
                                                                                                         ---------------

Balance, March 31, 2003                                                  7,898,986             78,990         40,142,617
  Net loss
  Issuance of Series C convertible preferred stock
    under private placement offerings, less offering
    costs of $1,685,365 (including cash of $289,000)                                                            (565,088)
  Issuance of Series D convertible preferred stock
    under private placement offerings, less cash
    offering costs of $428,919                                                                                 1,544,368
  Issuance of common stock for services provided
    in connection with private placement offerings                         220,000              2,200          1,394,800
  Conversion of convertible preferred
    stock to common stock                                                  887,817              8,878          3,841,327
  Accrual of preferred stock dividends
  Payment of preferred stock dividends                                      44,398                443            330,197
  Exercise of warrants                                                     559,350              5,594          4,468,572
  Issuance of common stock and warrants
    for services - nonemployees                                            201,667              2,017          7,231,835
  Exercise of options                                                       23,068                231             10,361
  Provision for compensation - nonemployees                                                                      267,500
                                                                                                         ---------------


Balance, March 31, 2004                                                  9,835,286   $         98,353   $     58,666,489
                                                                        ==========   ================   ================

[TABLE CONTINUED]



                                                                 Deficit       Accumulated           Total
                                                              Accumulated         Other          Stockholders'
                                                               During the     Comprehensive          Equity
                                                               Development       Income          (Deficiency in
                                                                  Stage          (Loss)              Assets)

October 15, 1984 (Inception)
  Issuance of common stock to founders                                                            $         26,000
                                                                                                  ----------------
Balance, March 31, 1985                                                                                     26,000
  Issuance of common stock                                                                                 270,340
  Net loss                                                 $       (209,569)                              (209,569)
                                                           ----------------                       ----------------
Balance, March 31, 1986                                            (209,569)                                86,771
  Issuance of common stock                                                                                 286,416
  Net loss                                                          (47,486)                               (47,486)
                                                           ----------------                     ------------------
Balance, March 31, 1987                                            (257,055)                               325,701
  Issuance of common stock                                                                                  29,001
  Net loss                                                         (294,416)                              (294,416)
                                                           ----------------                      -----------------
Balance, March 31, 1988                                            (551,471)                                60,286
  Issuance of common stock                                                                                 570,000
  Provision for compensation                                                                               489,975
  Net loss                                                         (986,746)                              (986,746)
                                                           ----------------                      -----------------
Balance, March 31, 1989                                          (1,538,217)                               133,515
  Issuance of common stock                                                                                 171,224
  Provision for compensation                                                                               320,980
  Net loss                                                         (850,935)                              (850,935)
                                                           ----------------                      -----------------
Balance, March 31, 1990                                          (2,389,152)                              (225,216)
  Issuance of common stock                                                                                   1,185
  Provision for compensation                                                                                 6,400
  Net loss                                                         (163,693)                              (163,693)
                                                           ----------------                      -----------------
Balance, March 31, 1991                                          (2,552,845)                              (381,324)
  Issuance of common stock                                                                                  85,955
  Provision for compensation                                                                               864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                                        57,917
  Net loss                                                       (1,479,782)                            (1,479,782)
                                                           ----------------                       ----------------
Balance, March 31, 1992                                          (4,032,627)                              (852,738)
  Issuance of common stock                                                                                  68,797
  Provision for compensation                                                                               191,502
  Net loss                                                       (1,220,079)                            (1,220,079)
                                                           ----------------                       ----------------
Balance, March 31, 1993                                          (5,252,706)                            (1,812,518)
  Issuance of common stock                                                                                  41,675
  Provision for compensation                                                                                43,505
  Net loss                                                       (2,246,426)                            (2,246,426)
                                                           ----------------                       ----------------
Balance, March 31, 1994                                    $     (7,499,132)                      $     (3,973,764)
  Net loss                                                       (1,661,677)                            (1,661,677)
                                                           ----------------                        ---------------
Balance, March 31, 1995                                          (9,160,809)                            (5,635,441)
  Issuance of common stock for compensation                                                                  7,500
  Net loss                                                       (1,005,962)                            (1,005,962)
                                                           ----------------                        ---------------
Balance, March 31, 1996                                         (10,166,771)                            (6,633,903)
  Issuance of common stock                                                                                   6,038
  Provision for compensation - employees                                                                    45,086
  Provision for compensation - nonemployees                                                                 62,343
  Issuance of warrants to purchase common stock                                                             80,834
  Net loss                                                       (1,618,543)                            (1,618,543)
                                                           ----------------                         --------------

Balance, March 31, 1997                                         (11,785,314)                            (8,058,145)
  Exercise of options                                                                                       29,544
  Provision for compensation  - employees                                                                   50,680
  Provision for compensation  - nonemployees                                                               201,696
  Contributed capital - common stockholders                                                                231,734
  Net loss                                                       (1,477,132)                            (1,477,132)
                                                           ----------------                            -----------

Balance, March 31, 1998                                         (13,262,446)                            (9,021,623)
  Issuance of common stock under
   private placement offering                                                                              830,657
  Exercise of options                                                                                       13,350
  Provision for compensation - nonemployees                                                              2,426,000
  Issuance of common stock to Criticare                                                                    134,483
  Conversion of Criticare debt to common stock                                                             858,293
  Conversion of debt to common stock                                                                       661,797
  Conversion of redeemable preferred
   stock to common stock                                          3,713,334                              5,577,584
  Net loss                                                       (1,929,003)                            (1,929,003)
                                                           ----------------                       ----------------
Balance, March 31, 1999                                    $    (11,478,115)                      $       (448,462)
                                                                                                  ----------------
  Comprehensive loss:
    Net loss                                                    (11,433,926)                           (11,433,926)
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale                                          $         (1,178)            (1,178)
                                                                                                  ----------------
      Comprehensive loss                                                                               (11,435,104)
  Issuance of common stock under initial public
    offering, less offering costs of $513,000                                                            9,172,610
  Exercise of options and warrants                                                                         426,822
  Provision for compensation - nonemployees                                                                509,838
  Issuance of common stock for
    compensation - nonemployees                                                                          6,112,500
  Issuance of common stock for accrued interest                                                            281,470
                                                                                                  ----------------

Balance, March 31, 2000                                         (22,912,041)             (1,178)         4,619,674
                                                                                                  ----------------
  Comprehensive loss:
    Net loss                                                     (9,863,284)                            (9,863,284)
    Other comprehensive income (loss):
      Unrealized loss on investment
        securities available for sale                                                    (1,764)            (1,764)
      Reclassification adjustment for
        loss included in net loss                                                         2,942              2,942
                                                                                                             -----
      Comprehensive loss                                                                                (9,862,106)
  Issuance of common stock under
    private placement offering                                                                           4,305,649
  Exercise of options                                                                                       42,808
  Provision for compensation - nonemployees                                                              1,739,294
  Contributed capital - common stockholder                                                                  13,825
                                                                                                  ----------------

Balance, March 31, 2001                                         (32,775,325)                               859,144
  Net loss                                                       (3,323,110)                            (3,323,110)
  Issuance of Series A convertible preferred stock
    under private placement offerings, less cash
    offering costs of $153,985                                     (908,535)                             3,848,515
  Issuance of common stock as offering
    costs under private placement offerings
  Accrual of preferred stock dividends                              (29,400)
  Exercise of options                                                                                       19,484
  Provision for compensation - nonemployees                                                                332,005

Balance, March 31, 2002                                    $    (37,036,370)                     $      1,736,038
   Net loss                                                      (4,679,069)                           (4,679,069)
  Issuance of Series B convertible preferred stock
    under private placement offerings, less cash
    offering costs of $58,792                                      (149,432)                            1,859,333
  Issuance of common stock for services provided
    in connection with private placement offerings                                                        945,100
  Conversion of convertible preferred
    stock to common stock                                                                                     (24)
  Accrual of preferred stock dividends                             (302,437)
  Payment of preferred stock dividends                                                                       (310)
  Issuance of common stock for land use
    rights acquisition                                                                                  2,998,800
  Issuance of common stock and warrants
    for services                                                                                           89,125
  Exercise of options                                                                                         128
  Provision for compensation - nonemployees                                                               243,150
                                                                                                 ----------------

Balance, March 31, 2003                                         (42,167,308)                            3,192,271
  Net loss                                                      (12,845,813)                          (12,845,813)
  Issuance of Series C convertible preferred stock
    under private placement offerings, less offering
    costs of $1,685,365 (including cash of $289,000)             (1,120,277)                            1,448,435
  Issuance of Series D convertible preferred stock
    under private placement offerings, less cash
    offering costs of $428,919                                   (1,973,287)                            4,571,081
  Issuance of common stock for services provided
    in connection with private placement offerings                                                      1,397,000
  Conversion of convertible preferred
    stock to common stock                                                                                    (258)
  Accrual of preferred stock dividends                             (432,713)
  Payment of preferred stock dividends                                                                     (1,141)
  Exercise of warrants                                                                                  4,474,166
  Issuance of common stock and warrants
    for services - nonemployees                                                                         7,233,852
  Exercise of options                                                                                      10,592
  Provision for compensation - nonemployees                                                               267,500



Balance, March 31, 2004                                    $    (58,539,398)  $                0   $     9,747,685
                                                            ================  ==================   ===============



                                                                                (Concluded)

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

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2002, 2003 AND 2004
--------------------------------------------------------------------------------

1.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiaries (the "Company") is a pharmaceutical company advancing the development and commercialization of oral drugs to treat infectious diseases and neoplastic (cancer) and metabolic (diabetes) disorders. The Company has drug development programs that include treatments for fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia, and tropical diseases including African sleeping sickness (a parasitic disease also known as trypanosomiasis) and Leishmaniasis (a parasitic disease that can cause liver damage). The Company holds worldwide patents and patent applications, licenses and rights to license and technologies primarily from a scientific consortium that has granted it exclusive rights to commercialize products from, and license rights to, the technology. The Company is a development stage enterprise and since its inception on October 15, 1984, has engaged in research and development programs, expanding its network of scientists and scientific advisors, licensing technology agreements, and advancing the commercialization of its dication technology platform. The Company uses the expertise and resources of strategic partners and contracted parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs.


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


      Under the terms of the agreement, MMV has committed to advance funds to Immtech to pay for human clinical trials and regulatory preparation and filing costs for the approvals to market DB289 for treatment of malaria by at least one internationally accepted regulatory body and one malaria endemic country. The funding under this agreement is for the performance of specific research and is not subject to maximum funding amounts. The term of the funding portion of this agreement is three years and is subject to annual renewals. The Company has forecasted such costs to be approximately $8.2 million over the next three years. In return for this funding from MMV, Immtech is required to sell all malaria drugs derived from this research at an affordable price. As used in the agreement, and affordable price shall not be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit when selling into a malaria endemic country, as defined. Sales of malaria drugs to non-malaria endemic countries require that the Company pay a royalty not to exceed 7% of sales be paid to MMV until the amount funded under the agreement with UNC is refunded to MMV.


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

      As of March 31, 2004, future minimum lease payments required under the aforementioned noncancellable operating leases approximated the following:

                             Year
                            Ending         Lease
                           March 31,      Payments

                                2005     $153,000
                                        ---------

                               Total     $153,000
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


                                    ********