Form 10-Q
period 2004-06-30
IMMTECH INTERNATIONAL INC
filed 2004-08-09
CIK 882509

8/6/04
                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004.


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


           150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                  Registrant's telephone number: (847) 573-0033

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

As of August 6, 2004, 10,815,323 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                Table Of Contents

                                                                         Page(s)


PART I.   FINANCIAL INFORMATION..............................................1

Item 1.  Condensed Consolidated Financial Statements.........................1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................16
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........20
Item 4.  Controls and Procedures............................................20


PART II.    OTHER INFORMATION...............................................21

Item 1.  Legal Proceedings..................................................21
Item 2.  Change in Securities and Use of Proceeds...........................21
Item 3.  Defaults Upon Senior Securities....................................23
Item 4.  Submission of Matters to a Vote of Security Holders................23
Item 5.  Other Information..................................................23
Item 6.  Exhibits, and Reports on Form 8-K..................................23

                          PART I. FINANCIAL INFORMATION

            Item 1. Condensed Consolidated Financial Statements
IMMTECH INTERNATIONAL, INC. AND
SUBSIDIARIES
(A Development Stage Enterprise)


CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------

                                                  June 30,    March 31,
ASSETS                                              2004        2004

CURRENT ASSETS:

  Cash and cash equivalents                    $4,893,322       $6,745,283
  Restricted funds on deposit                   1,171,959        2,154,928
  Deferred offering costs                          49,821
  Other current assets                            324,897           59,979
                                               ----------      -----------


           Total current assets                 6,439,999        8,960,190


PROPERTY AND EQUIPMENT - Net                    3,587,461        3,610,214


OTHER ASSETS                                       15,477           15,477
                                               ----------      -----------


TOTAL                                         $10,042,937       $12,585,881
                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                       $509,348      $970,308

  Accrued expenses                                        109,099        22,382

  Deferred revenue                                        973,482     1,831,093
                                                       ----------   -----------

           Total current liabilities                    1,591,929     2,823,783


DEFERRED RENTAL OBLIGATION                                 12,821        14,413
                                                       ----------   -----------

           Total liabilities                            1,604,750     2,838,196
                                                       ----------   -----------


STOCKHOLDERS' EQUITY:

Preferred stock, par value $0.01 per share, 4,080,000 shares authorized and unissued as of June 30, 2004 and March 31, 2004,

Series A convertible preferred stock, par value
      $0.01 per share, stated value $25 per share,
      320,000 shares authorized, 80,400 and 80,800
      shares outstanding as of June 30,2004 and
      March 31, 2004, respectively; aggregate
      liquidation preference of $2,034,906 as of
      June 30, 2004                                     2,034,906     2,075,250

Series B convertible preferred stock, par value
      $0.01 per share, stated value $25 per share,
      240,000 shares authorized, 19,925 shares
      outstanding as of June 30, 2004 and
      March 31, 2004; aggregate liquidation
      preference of $506,158 as of June 30, 2004.         506,158       516,093


Series C convertible preferred stock, par value
      $0.01 per share, stated value $25 per share,
      160,000 shares authorized, 67,252 and 72,304
      shares outstanding as of June 30, 2004 and
      March 31, 2004, respectively; aggregate
      liquidation preference of $1,709,702 as of
      June 30, 2004.                                    1,709,702     1,874,186


Series D convertible preferred stock, par value
      $0.01 per share, stated value $25 per share,
      200,000 shares authorized, 200,000 shares
      outstanding as of June 30, 2004 and
      March 31, 2004; aggregate liquidation
      preference of $5,063,288 as of June 30, 2004.     5,063,288     5,056,712


Common stock, par value $0.01 per share,
      100,000,000 shares authorized, 9,905,324 and
      9,835,286 shares issued and outstanding as
      of June 30, 2004 and March 31, 2004,
      respectively                                         99,053        98,353

Additional paid-in capital                             59,361,612    58,666,489

Deficit accumulated during the developmental
stage                                                 (60,336,532)  (58,539,398)
                                                   --------------  ------------


           Total stockholders' equity                   8,438,187     9,747,685
                                                    ------------- -------------

TOTAL                                                 $10,042,937   $12,585,881
                                                    ============= =============


See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                               October 15,
                                                                                                                     1984
                                                                                Three Months Ended            (Inception)
                                                                                     June 30,                 to June 30,
                                                                             --------------------------    ---------------
                                                                              2004                 2003              2004



REVENUES                                                                  $857,612             $484,672       $12,116,614
                                                                       -----------          -----------       -----------

EXPENSES:
  Research and development                                               1,086,216              606,558        35,450,484
  General and administrative                                             1,428,754            1,007,404        34,490,308
  Equity in loss of joint venture                                                                                 135,002
                                                                       -----------          -----------       -----------

           Total expenses                                                2,514,970            1,613,962        70,075,794
                                                                       -----------          -----------       -----------

LOSS FROM OPERATIONS                                                    (1,657,358)          (1,129,290)      (57,959,180)
                                                                       -----------          -----------       -----------

OTHER INCOME (EXPENSE):
  Interest income                                                            9,066                  888           607,058
  Interest expense                                                                                             (1,129,502)
  Loss on sales of investment securities - net                                                                     (2,942)
  Cancelled offering costs                                                                                       (584,707)
  Gain on extinguishment of debt                                                                                1,427,765
                                                                       -----------          -----------       -----------

           Other income (expense) - net                                      9,066                  888           317,672

NET LOSS                                                                (1,648,292)          (1,128,402)      (57,641,508)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
  PREFERRED STOCK PREMIUM DEEMED DIVIDENDS                                (148,842)          (1,194,919)       (5,064,923)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                                                    2,369,899
                                                                       -----------          -----------       -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $(1,797,134)         $(2,323,321)     $(60,336,532)
                                                                      ============          ===========     =============
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
    TO COMMON STOCKHOLDERS:
  Net loss                                                                  ($0.17)              ($0.14)
  Convertible preferred stock dividends and convertible
    preferred stock premium deemed dividends                                 (0.02)               (0.15)
                                                                        ----------           ----------
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                                                    ($0.19)              ($0.29)
                                                                       ===========          ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                                   9,882,051            8,144,534
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


IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                    October 15,1984
                                                                                       Three Months Ended            (Inception) to
                                                                                            June 30,                    June 30,
                                                                                   ----------------------------    ---------------
                                                                                      2004             2003             2004
OPERATING ACTIVITIES:
  Net loss                                                                         $(1,648,292)     $(1,128,402)    $(57,641,508)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Compensation recorded related to issuance of common
    stock, common stock options and warrants                                           294,151          394,573        22,655,478
    Depreciation and amortization of property and equipment                             30,310           11,565           782,751
    Deferred rental obligation                                                          (1,592)          (1,591)           12,821
    Equity in loss of joint venture                                                                                       135,002
    Loss on sales of investment securities - net                                                                            2,942
    Amortization of debt discounts and issuance costs                                                                     134,503
    Gain on extinguishment of debt                                                                                     (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                                                      982,969         (545,187)       (1,171,959)
      Other current assets                                                            (264,918)        (151,475)         (324,897)
      Other assets                                                                                        7,702           (15,477)
      Accounts payable                                                                (510,781)         (48,197)          787,062
      Accrued expenses                                                                  86,717           (3,965)          772,112
      Deferred revenue                                                                (857,611)         540,530           973,482
                                                                                   -----------       -----------      -----------

           Net cash used in operating activities                                    (1,889,047)        (924,447)      (34,325,453)
                                                                                   -----------       -----------      -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (7,557)                        (1,343,283)
  Advances to joint venture                                                                                              (135,002)
  Proceeds from maturities of investment securities                                                                     1,800,527
  Purchases of investment securities                                                                                   (1,803,469)
                                                                                   -----------       -----------      -----------

           Net cash used in investing activities                                        (7,557)                        (1,481,227)
                                                                                   -----------       -----------      -----------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                                               985,172
  Proceeds from issuance of notes payable                                                                               2,645,194
  Principal payments on notes payable                                                                                    (218,119)
  Payments for debt issuance costs                                                                                        (53,669)
  Payments for extinguishment of debt                                                                                    (203,450)
  Net proceeds from issuance of redeemable preferred stock                                                              3,330,000
  Net proceeds from issuance of convertible preferred stock and warrants                              2,845,473        13,124,364
  Payments for convertible preferred stock dividends and for fractional shares of
    common stock resulting from the conversions of convertible preferred stock          (1,337)            (128)           (3,070)
  Net proceeds from issuance of common stock                                            45,980                         20,848,021
  Additional capital contributed by stockholders                                            --               --           245,559
                                                                                   -----------      -----------       -----------

           Net cash provided by financing activities                                    44,643        2,845,345        40,700,002
                                                                                   -----------      -----------       -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                               (1,851,961)       1,920,898         4,893,322

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       6,745,283          112,040                 -
----------------------------------------------                                     -----------      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                                           $4,893,322       $2,032,938        $4,893,322
                                                                                   ===========      ===========     =============

NONCASH FINANCIANG ACTIVITY - DEFERRED OFFERING
 COSTS FINANCED WITH ACCOUNTS PAYABLE                                                  $49,821               --           $49,821

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared by Immtech International, Inc. and its subsidiaries (the "Company, we or us") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A.

2.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiaries are pharmaceutical companies advancing the development and commercialization of oral drugs to treat infectious diseases, and neoplastic (cancer) and metabolic (diabetes) disorders. The Company has development programs that include treatments for fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia ("PCP") and tropical diseases, including African sleeping sickness (trypanosomiasis) and leishmaniasis. The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to the technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium"). The Company is a development stage enterprise and since its inception on October 15, 1984 the Company has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and advanced the commercialization of the dication technology platform (the Company acquired rights to the dication platform in 1997). The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. The Company has licensing and exclusive commercialization rights to a dicationic pharmaceutical platform and is developing drugs intended for commercial use based on that platform.

    The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2005, if at all.

    Since its inception, the Company has incurred accumulated net losses of approximately $57,642,000. Company management expects that the Company will continue to incur significant losses during the next several years as the Company continues research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial, additional funds to develop its product candidates. The Company's cash requirements may vary materially from those now planned because of the results of research and development, results of pre-clinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction in research and development programs, competitive and technological advances, the regulatory process, and other factors. In any of these circumstances, the Company may require substantially more funds than are currently available or than management currently intends to raise.

    Management believes the Company's existing unrestricted cash and cash equivalents, and the grants received or awarded and awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through August of 2005, although there can be no assurance that the Company will not require additional funds. Management may seek to satisfy future funding requirements through public or private offerings of securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies or from other sources.

    The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to conduct profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing financing efforts, obtaining additional research grants and entering into research and development agreements with other entities.

    Principles of Consolidation - The condensed consolidated financial statements include the accounts of Immtech International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

    Restricted Funds on Deposit - Restricted funds on deposit consist of cash on deposit at a bank which is restricted for use in accordance with a clinical research subcontract agreement with The University of North Carolina at Chapel Hill and/or those from a malaria drug development agreement with Medicines for Malaria Venture ("MMV").

    Concentration of Credit Risk - The Company maintains cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specific limits. Balances in excess of FDIC limits are uninsured.

    Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of June 30, 2004 and March 31, 2004, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of June 30, 2004 and March 31, 2004. Recognition of any investment income on the equity method for the Company's investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

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

    Research and Development Costs - Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on the Company's behalf.

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

    Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Basic net income (loss)and diluted (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three month periods ended June 30, 2004 and June 30, 2003, as the Company's outstanding common stock options and warrants and conversion features of Series A, B and C Convertible Preferred Stock were antidilutive.

    Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three month periods ended June 30, 2004 and June 30, 2003, respectively.

3.  STOCKHOLDERS' EQUITY

    Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $24,906 and $55,250 of accrued preferred stock dividends at June 30, 2004 and March 31, 2004, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of Company common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price"), subject to certain antidilution adjustments, as defined in the Series A Certificate of Designation. On April 15, 2004, the Company issued 2,961 shares of common stock and paid $352 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2003, the Company issued 23,316 shares of common stock and paid $96 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended June 30, 2004 and June 30, 2003, certain preferred stockholders converted 400 and 37,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 2,264 and 211,813 shares of common stock, respectively.

    The Company may require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to certain antidilution adjustments, as defined in the Series A Certificate of Designation.

    The Company may at any time, upon 30 day's notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of Common Stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

    Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $8,033 and $17,968 of accrued preferred stock dividends as of June 30, 2004 and March 31, 2004, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain antidilution adjustments, as defined in the Series B Certificate of Designation. On April 15, 2004, the Company issued 974 shares of common stock and paid $107 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2003, the Company issued 11,049 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended June 30, 2003, certain preferred stockholders converted 25,200 shares of Series B Convertible Preferred Stock, including accrued dividends, for 159,845 shares of common stock. There were no conversions of Series B Convertible Preferred Stock during the three month period ended June 30, 2004.

    The Company may require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. The Conversion Price B is subject to certain antidilution adjustments, as defined in the Series B Certificate of Designation.

    The Company may at any time, upon 30 day notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of common stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment for dilution) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

    Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $28,402 and $66,586 of accrued preferred stock dividends as of June 30, 2004 and March

    31, 2004, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain antidilution adjustments, as defined in the Series C Certificate of Designation. On April 15, 2004, the Company issued 3,534 shares of common stock and paid $397 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended June 30, 2003 the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $288,000 of cash offering costs). These shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the three month period ended June 30, 2003. During the three month period ended June 30, 2004, certain preferred stockholders converted 5,052 shares of Series C Convertible Preferred stock, including accrued dividends, for 28,575 shares of common stock. There were no conversions of Series C Convertible Preferred Stock during the three month period ended June 30, 2003.

    The Company may at any time require that any or all outstanding shares of Series C Convertible Preferred Stock be converted into shares of common stock, provided that the shares of common stock into which the Series C Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series C Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price C provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price C. The Conversion Price C is subject to certain antidilution adjustments, as defined in the Series C Certificate of Designation.

    The Company may at any time, upon 30 day notice, redeem any or all outstanding shares of the Series C Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Convertible Preferred Stock into shares of common stock during the 30 day period. Each issued and outstanding share of Series C Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment for dilution) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series C Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

    Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $63,288 and $56,712 of accrued preferred stock dividends as of June 30, 2004 and March 31, 2004, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain antidilution adjustments, as defined in the Series D Certificate of Designation. During the year ended March 31, 2004, the Company issued 200,000 shares of Series D Convertible Preferred Stock for net proceeds of approximately $4,571,000 (net of approximately $429,000 of cash offering costs).

    The Company may at any time after January 1, 2005, require that any or all outstanding shares of Series D Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series D Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series D Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price D provided that the closing bid price for the Company's common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of
    (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price D. The Conversion Price D is subject to certain antidilution adjustments, as defined in the Series D Certificate of Designation. On April 15, 2004, the Company issued 3,340 shares of common stock and paid $447 in lieu of fractional common shares as dividends on the preferred shares.

    Each issued and outstanding share of Series D Convertible Preferred Stock shall be entitled to 2.7778 votes (subject to adjustment for dilution) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series D Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

    Common Stock - On March 21, 2003, the Company entered into an Investor Relations Agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") for financial consulting services and public relations management to be provided over a 12-month period. As consideration for services to be performed under the agreement, the Company issued to Fulcrum 100,000 shares of common stock and warrants to purchase 350,000 shares of common stock at prices ranging from $6.00 to $15.00 per share. The common stock and warrants were issued, and the related general and administrative expenses were recognized, on a pro-rata basis over the contract period. During the three month period ended June 30, 2003, 25,000 common shares were issued and general and administrative expense of $141,250 was recorded based on the market value of the common shares on the date of issuance. Also during the three month period ended June 30, 2003, warrants to purchase 87,500 shares of common stock were issued and a general and administrative expense of $195,879 was recorded based on the value of the warrants using the Black-Scholes option valuation model.

    On March 21, 2003, the Company entered into a Finder's Agreement with Wyndham Associates Limited ("Wyndham") to identify potential strategic partners and assist in the raising of equity financing. As consideration for services to be performed under the agreement, the Company issued 220,000 shares of common stock to Wyndham. During the three month period ended June 30, 2003, 220,000 common stock shares were issued and offering costs of $1,397,000 were recorded based on the market value of the common stock on the date of issuance.

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

    The Company has granted common stock options to individuals who have contributed to its business in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three month periods ended June 30, 2004 and June 30, 2003, the Company did not issue any options to purchase shares of common stock to employees and directors. During the three month periods ended June 30, 2004 and June 30, 2003, no options expired which were previously granted under the 2000 Stock Incentive Plan which are available to be reissued. As of June 30, 2004, there were 320,250 shares available for grant.

    During the three month periods ended June 30, 2004 and June 30, 2003, the Company issued options to purchase 20,000 and 12,000 shares, respectively, of common stock to nonemployees and recognized expense of approximately $283,000 and $57,000, respectively, related to these options and certain options issued during prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued using the Black-Scholes option valuation model.

    On May 28, 2004, options to purchase 18,517 shares with an exercise price of $0.4649 per share were exercised on a cashless basis. Based on the fair market value calculated as of the date of exercise, the option holder received 18,000 shares of common stock.

    The 20,000 stock options issued during the three month period ended June 30, 2004 were granted to a consultant on May 12, 2004 as compensation for services to develop relationships with Tsinghua University. Tsinghua University has committed resources from its Department of Biological Sciences and Biotechnology to assist the Company in its preclinical and clinical trials of the Company's drug candidates targeting tuberculosis and diabetes in China.

    Warrants - During the three month period ended June 30, 2004, warrants to purchase 6,000 shares of common stock were exercised, resulting in proceeds to the Company of $45,980. Additionally, on May 11, 2004, a warrant holder exercised a warrant to purchase 21,400 shares of common stock at an exercise price of $16.00 per share on a cashless basis. Based on the fair market value calculated as of the date of exercise, the warrant holder received 4,390 shares of common stock. There were no warrants exercised during the three month period ended June 30, 2003.

    Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for employee stock option plans.

    During the three month periods ended June 30, 2004 and June 30, 2003, the Company issued no options to employees or directors. If the Company had recognized compensation expense in accordance with the fair value provisions of SFAS No. 123, during the three month periods ended June 30, 2004 and June 30, 2003, net loss and net loss per share would have been changed to the pro forma amounts indicated below:



                                                                            Three Months Ended June 30,
                                                                    -----------------------------------------
                                                                         2004                   2003

Net loss attributable to common shareholders - as reported          $ (1,797,134)          $ (2,323,321)

Add:  stock-based compensation expense included in reported
  net loss                                                                     0                      0

Deduct:  total stock-based compensation expense determined
  under fair value method for all awards                                (702,950)               (97,202)
                                                                    ------------            -----------

Net loss attributable to common stockholders - pro forma            $ (2,500,084)          $ (2,420,523)
                                                                    ============           ============

Basic and diluted net loss per share attributable to common
  stockholders - as reported                                             $ (0.19)               $ (0.29)
                                                                        =========              ========

Basic and diluted net loss per share attributable to common
  stockholders - pro forma                                               $ (0.25)               $ (0.30)
                                                                        =========              ========


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

    The Company initially acquired rights to the platform technology and dications developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Georgia State University, Duke University and Auburn University (the "Scientific Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Scientific Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Scientific Consortium and previously licensed or optioned to Pharm-Eco (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Scientific Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Scientific Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

    The Consortium Agreement contemplated that upon the completion of the Company's initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, Pharm-Eco and the Company, with respect to the Current Compounds, and UNC, (on behalf of the Scientific Consortium), and the Company, with respect to Future Compounds, would enter into license agreements for, or assignments of, the intellectual property rights relating to the Compounds held by Pharm-Eco and the Scientific Consortium; pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

    The Company completed an IPO on April 26, 1999, with gross proceeds in excess of $10,000,000. Pursuant to the Consortium Agreement, both Pharm-Eco and the Scientific Consortium then became obligated to grant or assign to the Company an exclusive worldwide license to use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

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

    As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Scientific Consortium whereby the Company received the exclusive license to commercialize dication technology and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company's exisiting license with the Scientific Consortium with regard to the Current Compounds.

    During the three month periods ended June 30, 2004 and June 30, 2003, we expensed approximately $98,000 and $77,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $98,000 and $77,000 during the three month periods ended June 30, 2004 and June 30, 2003, respectively. Included in accounts payable as of June 30, 2004 and March 31, 2004, were approximately $47,000, and $132,000, respectively, due to UNC and certain other Scientific Consortium universities.

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

    In April 2003, the Gates Foundation awarded a $2,713,124 supplemental grant to UNC for the expansion of phase IIB/III clinical trials for treatment of Human Trypanosomiasis (African sleeping sickness) and improved manufacturing process. The supplemental increase to the Company due to the amendment is $2,466,475, bringing the total available funding to the Company under this agreement to $12,266,475. The proceeds to the Company are restricted and must be segregated from other funds and used for specific purposes. Through the year ended March 31, 2004 the Company received approximately $8,705,000 and during the three month period ended June 30, 2004, the Company received no additional funds, of which in total approximately $646,000 and $485,000 was utilized for clinical and research purposes conducted and expensed during the three month periods ended June 30, 2004 and June 30, 2003, respectively. The Company has recognized aggregate revenues of approximately $7,886,000 through June 30, 2004 for services performed under this agreement, including approximately $646,000 and $485,000 during the three month periods ended June 30, 2004 and June 30, 2003, respectively. The remaining amount (approximately $819,000 as of June 30, 2004) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

    On November 26, 2003, the Company entered into a testing agreement with Medicine for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC. Pursuat to this agreement the Company, with the support of MMV and UNC, is to conduct a proof of concept study of the dicationic drug candidate DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malaria drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria.

    Under the terms of the agreement, MMV has committed to advance funds to the Company to pay for human clinical trials and regulatory preparation and filing costs for the approvals to market DB289 for treatment of malaria by at least one internationally accepted regulatory body and one malaria endemic country. The funding under this agreement is for the performance of specific research and is not subject to maximum funding amounts. The term of the funding portion of this agreement is three years and is subject to annual renewals. The Company has forecasted such costs to be approximately $8.2 million over the three years. In return for this funding from MMV, the Company is required to sell all malaria drugs derived from this research into "malaria endemic countries," as defined, at an affordable price. As used in the agreement, an affordable price shall not be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. The agreement does not subject the Company to price constraints on product sales into non-malaria endemic countries. The Company must, however, pay to MMV a royalty not to exceed 7% of net sales as defined, on product sales into non-malaria endemic countries until the amount funded under the agreement and amounts funded under a related discovery agreement between MMV and UNC is refunded to MMV.

    MMV has agreed to fund the forecasted amount based on progress achieved. The Company recognized revenues of approximately $212,000 during the three month period ended June 30, 2004 for expenses incurred related to activities within the scope of the agreement with MMV. At June 30, 2004, the Company has approximately $155,000 recorded as deferred revenue with respect to this agreement.

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

5.  SUBSEQUENT EVENTS

    On July 20, 2004, the Company's board of directors approved a four-year exercise extension to warrants to purchase 225,000 shares of the Company's common stock which were originally issued to RADE Management Corporation ("RADE") on July 24, 1998. The expiration dates for these warrants, which have an exercise price of $6.47 per share, were extended from July 24, 2004 to July 24, 2008. As a result of these extensions, the Company will record a non-cash charge during the quarter ending September 30, 2004 of approximately $1,032,000, determined using the Black-Scholes option pricing model.

    On July 30, 2004 the Company closed a secondary public offering of its common stock. In the offering the Company issued 899,999 shares of common stock resulting in proceeds to the Company of approximately $8,671,490, which is net of underwriter commissions. The shares were sold to the public at $10.25 per share. Jefferies & Company, Inc. acted as the sole book-running manager and underwriter of this offering.

    In connection with the secondary public offering completed on July 30, 2004, the underwriter (Jefferies & Company, Inc.) was granted a warrant to purchase 80,100 shares of common stock at an exercise price of $12.81 per share. The warrant is exercisable for five years from the date of grant and has standard anti-dilution protection for recapitalizations.


                                   * * * * * *

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements contained in this quarterly report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "may", "intends", "plans", "believes", "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this quarterly report, the following: (i) we are in an early stage of product development, (ii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iii) the possibility that we or our collaborators will not successfully develop any marketable products, (iv) the possibility that advances by competitors will cause our product candidates not to be viable, (v) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug product candidates, (vi) risks relating to requirements for approvals by governmental agencies, such as the Food and Drug Administration, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (vii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (viii) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (ix) the possibility that any products successfully developed by us will not achieve market acceptance and (x) other risks and uncertainties that may not be described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Products and Programs Update

Malaria

Maximum Tolerable Dose Study

In August 2004 we commenced a study in France in uninfected, normal volunteers to determine the maximum tolerable dose ("MTD") of DB289 in a three day treatment regimen. The study in uninfected, normal volunteers will include 74 volunteers from three different ethnic groups to compare metabolism of DB289 and to compare 5 day dosing to 3 day dosing and is expected to be completed in September 2004. The MTD study is directed toward our malaria program, however, trial results may be used to modify dosages in DB289 trials for other indications.

The MTD study design is set forth below.


--------------------------------------------------------------------------------
Clinical Trial      Trial Design         End Points                 Sites
--------------------------------------------------------------------------------
DB289 alone         o  Phase I           o  Maximum                 France
                    o  Healthy               tolerable dose
                       volunteers        o  Safety
                    o  Single doses      o  Pharmacokinetics
                        for 3 days
                    o  Compare 3 and
                        5 day dosing
                    o  Different
                       ethnic groups

Results of Operations

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to June 30, 2004, we incurred cumulative net losses of approximately $57,642,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

   o payments from The University of North Carolina at Chapel Hill and MMV, and other foundations and research collaborators under arrangements that may be entered into in the future;

   o research grants, such as Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants; and

   o     borrowing funds or the issuance of securities.

The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and our results of operations for any period may be unrelated to the results of operations for any other period.

Three Month Period Ended June 30, 2004 Compared with the Three Month Period Ended June 30, 2003.

Revenues under collaborative research and development agreements were approximately $858,000 and $485,000 for the three month periods ended June 30, 2004 and June 30, 2003, respectively. For the three month period ended June 30, 2004, revenues recognized of approximately $646,000 related to a clinical research subcontract agreement between us and The University of North Carolina at Chapel Hill ("UNC") and $212,000 related to a grant from

Medicines for Malaria Venture ("MMV") to fund clinical studies and manufacturing of DB289 for treatment of malaria, while for the three month period ended June 30, 2003, all revenues recognized of approximately $485,000 related to a clinical research subcontract agreement between us and UNC.

The clinical research subcontract agreement initiated in March 2001 relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat Trypanosomiasis (African sleeping sickness) and Leishmaniasis. MMV also receives funding from the Gates Foundation. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the three month period ended June 30, 2004 was approximately $9,000. Interest income during the three month period ended June 30, 2003 was approximately $1,000. The increase is due to an increase in funds invested from the prior corresponding quarter. There was no interest expense during the three month period ended June 30, 2004 and June 30, 2003.

Research and development expenses increased to approximately $1,086,000 from $607,000 for the three month period ended June 30, 2004, and June 30, 2003, respectively. The increased research and development expenses were primarily attributable to required pre-clinical toxicology costs.

General and administrative expenses increased to approximately $1,429,000 from approximately $1,007,000 during the three month period ended June 30, 2004, and June 30, 2003, respectively. The increase was primarily due to increased legal fees, travel and general and administrative fees associated with development of projects with our subsidiaries Immtech Hong Kong Ltd. and Super Insight Ltd. The legal fees, travel expenses, and general and administrative fees associated with the development of the joint projects with our subsidiaries increased by approximately $169,000, $106,000, and $153,000, respectively during the three month period ended June 30, 2004 when compared with the same period in the previous year. For the three month period ended June 30, 2003 our legal fees, travel expenses, and general and administrative fees associated with the development of joint projects with our subsidiaries were approximately $176,000, $3,000, and $0, respectively, and in the three month period ended June 30, 2004 those fees were approximately $345,000, $109,000, and $153,000, respectively.

Our net loss increased to approximately $1,648,000 from approximately $1,128,000 during the three month period ended June 30, 2004, and June 30, 2003, respectively. The increase was primarily attributable to the increases in research and development costs and general and administrative expenses noted above.

On July 20, 2004, the Company's board of directors approved a four-year exercise extension to warrants to purchase 225,000 shares of the Company's common stock which were originally issued to RADE Management Corporation ("RADE") on July 24, 1998. The expiration dates for these warrants, which have an exercise price of $6.47 per share, were extended from July 24, 2004 to July 24, 2008. As a result of these extensions, the Company will record a non-cash charge during the quarter ending September 30, 2004 of approximately $1,032,000, determined using the Black-Scholes option pricing model.

Liquidity and Capital Resources

As of June 30, 2004, cash and cash equivalents, substantially all of which were invested in a money market mutual fund, were $4,893,322.

We spent approximately $8,000 on equipment purchases during for the three month period ended June 30, 2004, compared to no equipment expenditures for the same period in the previous year. No significant purchases of equipment are anticipated by us during the year ending March 31, 2005.

We periodically receive cash from the exercise of common stock options and warrants. During the three month period ended June 30, 2004, we received no cash from the exercise of options. Warrant holders exercised warrants to purchase 6,000 shares of common stock resulting in gross proceeds to us of approximately $46,000. (See "Changes in Securities and Use of Proceeds - Recent Sales of Unregistered Securities" below).

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through August 2005, although there can be no assurance we will not require additional funds.

Through June 30, 2004, we financed our operations with:

   o proceeds from various private placements of debt and equity securities, an initial public offering, and other cash contributed from stockholders, which in the aggregate raised approximately $40,700,000;

   o payments from research and testing agreements, foundation grants and SBIR grants and STTR grants of approximately $12,117,000; and

   o    the use of stock, options and warrants in lieu of cash compensation.

On July 30, 2004 we closed a secondary public offering of 899,999 shares of common stock which resulted in proceeds to us of approximately $8,671,490, which is net of underwriter commissions.

Our cash resources have been used to finance research and development (including sponsored research), capital expenditures, expenses associated with development of product candidates, as well as general and administrative expenses. All restricted funds have been used pursuant to an agreement, dated January 15, 1997, (the "Consortium Agreement"), among us, The University of North Carolina at Chapel Hill ("UNC"), and Pharm-Eco (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium or pursuant to our agreement with MMV. Over the next several years we expect to incur substantial additional research and development costs, including costs related to early-stage research in pre-clinical (laboratory) and clinical (human) trials, administrative expenses to support our research and development operations and capital expenditures for expanded research capacity, various equipment needs and facility improvements.

Our future working capital requirements will depend upon numerous factors, including the progress of research and development programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, counter parties to our contracts and agreements fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the engagement or development of manufacturing capabilities, our ability to maintain existing and to establish new collaborative arrangements with others to provide funding and services to us to support these activities, and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop product candidates and otherwise to meet our business objectives.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient funds to meet obligations as they come due and, ultimately, to obtain profitable operations. Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to obtain additional financing and grants, and to enter into various licensing and research and development agreements with other entities.

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

There have been no significant changes during the three months ended June 30, 2004 in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Controls over Financial Reporting.

We are currently undergoing a comprehensive effort to ensure compliance with
Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending March 31, 2005. This effort includes internal control documentation and review under the direction of senior management. During the course of these activities, we have identified certain internal control issues which management believed needed to be improved. These control issues are, in large part, the result of our increased size and need for segregation of duties. The review has not identified any material weakness in internal control as defined by the Public Company Accounting and Oversight Board. However, we have made improvements to our internal controls over financial reporting as a result of our review efforts and will continue to do so. These improvements include formalization of policies and procedures, improved segregation of duties, and additional monitoring controls.


                           PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

We refer you to the disclosure in our Annual Report on Form 10-K/A filed with the SEC on July 20, 2004 for the general background and of prior developments concerning this matter.

On July 30, 2004, the court issued an Opinion and Order denying the Company's motion to dismiss. The Company's answer to the plaintiff's complaint is due August 20, 2004.

Except as noted above and in Part I, Item 3, Legal Proceedings, of our Form 10-K/A filed on July 20, 2004, we are not aware of any pending litigation.

        Item 2. Change in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

Common Stock.

Option Exercise

On May 28, 2004, options to purchase 18,517 shares with an exercise price of $0.4649 per share were exercised on a cashless basis. Based on the fair market value calculated as of the date of exercise, the option holder received 18,000 shares of common stock.

Conversion of Preferred Stock to Common Stock.

Series A Stock

On May 10, 2004, a holder of Series A Convertible Preferred Stock, $0.01 par value ("Series A Stock"), converted 400 shares of Series A Stock into 2,264 shares of our common stock.

Series B Stock

No Series B Convertible Preferred Stock, $0.01 par value ("Series B Stock") was converted into common stock during the three month period ended June 30, 2004.

Series C Stock

On April 15, 2004, a holder of Series C Convertible Preferred Stock, $0.01 par value ("Series C Stock") converted 3,768 shares of Series C Stock into 21,311 shares of our common stock; on April 16, 2004, a holder of Series C Stock converted 884 shares of Series C Stock into 5,000 shares of our common stock; and on May 10, 2004, a holder of Series C Stock converted 400 shares of Series C Stock into 2,264 shares of our common stock.

Series D Stock

No Series D Convertible Preferred Stock, $0.01 par value ("Series D Stock") was converted into common stock during the three month period ended June 30, 2004.

Preferred Stock Dividend Payment.

On April 15, 2004, we issued 10,809 shares of common stock as payment of a dividend earned on outstanding preferred stock to the holders thereof: holders of Series A Stock earned 2,961 shares of common stock on 80,800 outstanding shares; holders of Series B Stock earned 974 shares of common stock on 19,925 outstanding shares; holders of Series C Stock earned 3,534 shares of common stock on 72,304 outstanding shares; and holders of Series D Stock earned 3,340 shares of common stock on 200,000 outstanding shares.

Warrants - Exercises

On April 21, 2004 a warrant holder exercised a warrant to purchase 1,000 shares of our common stock at an exercise price of $16.00 per share; we received $16,000. On May 10, 2004, a warrant holder exercised a warrant to purchase 5,000 shares of common stock at an exercise price of $6.00 per share; we received approximately $30,000. On May 11, 2004, a warrant holder exercised a warrant to purchase 21,400 shares of our common stock at an exercise price of $16.00 per share on a cashless basis. Based on the fair market value calculated as of the date of exercise, the warrant holder received 4,390 shares of common stock.

Warrants - Issuance and Extension

In connection with a secondary public offering completed on July 30, 2004, the underwriter (Jefferies & Company, Inc.) was granted a warrant to purchase 80,100 shares of our common stock at an exercise price of $12.81 per share. The warrant is exercisable for five years from the date of grant and has standard anti-dilution protection for recapitalizations. This warrant to purchase 80,100 shares is in lieu of the 200,000 share warrant described in the Underwriting Agreement between us and Jefferies dated July 26, 2004.

On July 20, 2004, the board approved a four-year exercise extension to warrants originally issued to RADE Management Corporation ("RADE") on July 24, 1998. The warrants are exercisable for 225,000 shares in the aggregate at $6.47 per share. The warrants that would have otherwise expired on July 24, 2004 now expire on July 24, 2008. Since the time of the grant RADE has transferred beneficial ownership of a portion of the warrants to certain individuals, including Mr. Sorkin (Director) and Ms. Chan (Officer and Director) who left the Board meeting during the discussion and for the vote on the extension of the exercise period of the warrants.

        Item 3. Defaults Upon Senior Securities.

None.

        Item 4. Submission of Matters to a Vote of Security Holders.

None.

        Item 5. Other Information.

Related Party Transactions

The exercise periods of two warrants, one held by each of Mr. Sorkin and Ms. Chan, were extended from July 24, 2004 to July 24, 2008. Each warrant represents the right to purchase 51,923 shares of common stock. (See "Changes in Securities and Use of Proceeds - Warrant Issuances and Extensions" above).

        Item 6. Exhibits, and Reports on Form 8-K.

Exhibits

See Exhibit Index.

Reports On Form 8-K

None.

                                  Exhibit Index
                                  -------------

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


                                   IMMTECH INTERNATIONAL, INC.



Date:  August 9, 2004              By: /s/ T. Stephen Thompson
                                      -----------------------------------------
                                       T. Stephen Thompson
                                       President and Chief Executive Officer



Date:  August 9, 2004              By: /s/ Gary C. Parks
                                      -----------------------------------------
                                       Gary C. Parks
                                       Treasurer, Secretary and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)