Form 10-Q
period 2004-09-30
IMMTECH INTERNATIONAL INC
filed 2004-11-09
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004.

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

As of November 8, 2004, 10,922,118 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                              Table Of Contents

                                                                         Page(s)


PART I.  FINANCIAL INFORMATION...............................................1

Item 1.  Condensed Consolidated Financial Statements.........................1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................17
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........22
Item 4.  Controls and Procedures............................................22


PART II. OTHER INFORMATION..................................................23

Item 1.  Legal Proceedings..................................................23
Item 2.  Change in Securities and Use of Proceeds...........................24
Item 3.  Defaults Upon Senior Securities....................................25
Item 4.  Submission of Matters to a Vote of Security Holders................25
Item 5.  Other Information..................................................25
Item 6.  Exhibits, and Reports on Form 8-K..................................25

                         PART I. FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements
              -------------------------------------------

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                                   September 30,         March 31,
ASSETS                                                                                                  2004               2004
                                                                                                   -------------        ------------
CURRENT ASSETS:

   Cash and cash equivalents                                                                        $ 11,514,686       $  6,745,283

   Restricted funds on deposit                                                                         1,139,027          2,154,928

   Other current assets                                                                                  239,555             59,979
                                                                                                    ------------       ------------

     Total current assets                                                                             12,893,268          8,960,190

PROPERTY AND EQUIPMENT - Net                                                                           3,608,423          3,610,214

OTHER ASSETS                                                                                              15,477             15,477
                                                                                                    ------------       ------------

TOTAL                                                                                               $ 16,517,168       $ 12,585,881
                                                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                                                 $  1,119,427       $    970,308

   Accrued expenses                                                                                       78,574             22,382

   Deferred revenue                                                                                      343,600          1,831,093
                                                                                                    ------------       ------------

     Total current liabilities                                                                         1,541,601          2,823,783

DEFERRED RENTAL OBLIGATION                                                                                11,229             14,413
                                                                                                    ------------       ------------

     Total liabilities                                                                                 1,552,830          2,838,196
                                                                                                    ------------       ------------

   STOCKHOLDERS' EQUITY:

   Preferred stock, par value $0.01 per share, 4,080,000 shares authorized and unissued as of September 30, 2004 and March 31, 2004

   Series A convertible preferred stock, par value $0.01 per share, stated value
     $25 per share, 320,000 shares authorized, 72,400 and 80,800 shares outstanding as of September 30, 2004 and March 31, 2004, respectively;
     aggregate liquidation preference of $1,859,748 as of September 30, 2004                           1,859,748          2,075,250

   Series B convertible preferred stock, par value $0.01 per share, stated value
     $25 per share, 240,000 shares authorized, 19,925 shares outstanding as of
     September 30, 2004 and March 31, 2004; aggregate liquidation preference of
     $516,202 as of September 30, 2004                                                                   516,202            516,093

   Series C convertible preferred stock, par value $0.01 per share, stated value
     $25 per share, 160,000 shares authorized, 64,452 and 72,304 shares outstanding as of September 30, 2004 and March 31, 2004, respectively;
     aggregate liquidation preference of $1,671,011 as of September 30, 2004                           1,671,011          1,874,186

   Series D convertible preferred stock, par value $0.01 per share, stated value
     $25 per share, 200,000 shares authorized, 200,000 shares outstanding as of
     September 30, 2004 and March 31, 2004; aggregate liquidation preference of
     $5,138,755 as of September 30, 2004                                                               5,138,755          5,056,712

   Common stock, par value $0.01 per share, 100,000,000 shares authorized,
     10,877,037 and 9,835,286 shares issued and outstanding
     as of September 30, 2004 and March 31, 2004, respectively                                           108,748             98,353

   Additional paid-in capital                                                                         69,073,102         58,666,489

   Deficit accumulated during the development stage                                                  (63,403,228)       (58,539,398)
                                                                                                    ------------       ------------

     Total stockholders' equity                                                                       14,964,338          9,747,685
                                                                                                    ------------       ------------

TOTAL                                                                                               $ 16,517,168       $ 12,585,881
                                                                                                    ============       ============


See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                                                       October 15,
                                                                                                                          1984
                                                            Three Months Ended               Six Months Ended         (Inception) to
                                                               September 30,                   September 30,           September 30,
                                                       ----------------------------    ----------------------------    ------------
                                                           2004            2003            2004            2003            2004
                                                       ------------    ------------    ------------    ------------    ------------
REVENUES:                                              $  1,704,634    $    658,684    $  2,562,246    $  1,143,356    $ 13,821,248
                                                       ------------    ------------    ------------    ------------    ------------
 EXPENSES
   Research and development                               2,187,210         904,620       3,273,426       1,511,178      37,637,694
   General and administrative                             2,463,412       6,596,256       3,892,166       7,603,660      36,953,720
   Equity in loss of joint venture                             --              --              --              --           135,002
                                                       ------------    ------------    ------------    ------------    ------------
     Total expenses                                       4,650,622       7,500,876       7,165,592       9,114,838      74,726,416
                                                       ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                     (2,945,988)     (6,842,192)     (4,603,346)     (7,791,482)    (60,905,168)
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                           27,046           4,451          36,112           5,339         634,104
   Interest expense                                            --              --              --              --        (1,129,502)
   Loss on sales of investment securities -
     net                                                       --              --              --              --            (2,942)
   Cancelled offering costs                                    --              --              --              --          (584,707)
   Gain on extinguishment of debt                              --              --              --              --         1,427,765
                                                       ------------    ------------    ------------    ------------    ------------
     Other income (expense) - net                            27,046           4,451          36,112           5,339         344,718

NET LOSS                                                 (2,918,942)     (6,837,741)     (4,567,234)     (7,966,143)    (60,560,450)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND
   CONVERTIBLE PREFERRED STOCK PREMIUM
   DEEMED DIVIDENDS                                        (147,754)        (92,872)       (296,596)     (1,287,791)     (5,212,677)

REDEEMABLE PREFERRED STOCK CONVERSION,
   PREMIUM AMORTIZATION AND DIVIDENDS                          --              --              --              --         2,369,899
                                                       ------------    ------------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS           $ (3,066,696)   $ (6,930,613)   $ (4,863,830)   $ (9,253,934)   $(63,403,228)
                                                       ============    ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE
   ATTRIBUTABLE TO COMMON STOCKHOLDERS
   Net loss                                            $      (0.28)   $      (0.79)   $      (0.45)   $      (0.95)
   Convertible preferred stock dividends and
     convertible preferred stock premium
     deemed dividends                                         (0.01)          (0.01)          (0.03)          (0.15)
                                                       ------------    ------------    ------------    ------------

BASIC AND DILUTED LOSS PER SHARE
   ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $      (0.29)   $      (0.80)   $      (0.48)   $      (1.10)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
   BASIC AND DILUTED NET LOSS PER SHARE                  10,560,065       8,701,680      10,222,910       8,443,568
                                                       ============    ============    ============    ============

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------


                                                                                                                        October 15,
                                                                                                                           1984
                                                               Three Months Ended            Six Months Ended           (Inception)
                                                                  September 30,                 September 30,          September 30,
                                                           ---------------------------   ---------------------------   ------------
                                                               2004           2003           2004           2003           2004
                                                           ------------   ------------   ------------   ------------   ------------
OPERATING ACTIVITIES:
Net loss                                                   $ (2,918,942)  $ (6,837,741)  $ (4,567,234)  $ (7,966,143)  $(60,560,450)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Compensation recorded related to issuance
     of common stock, common stock options
     and warrants                                             1,051,428      5,301,001      1,345,579      5,695,574     23,706,906
   Depreciation and amortization of property
     and equipment                                               31,740         38,543         62,050         50,108        814,491
   Deferred rental obligation                                    (1,592)        (1,592)        (3,184)        (3,183)        11,229
   Equity in loss of joint venture                                                                                          135,002
   Loss on sales of investment securities - net                                                                               2,942
   Amortization of debt discounts and
     issuance costs                                                                                                         134,503
   Gain on extinguishment of debt                                                                                        (1,427,765)
   Changes in assets and liabilities:
     Restricted funds on deposit                                 32,932        686,294      1,015,901        141,107     (1,139,027)
     Other current assets                                        85,342        270,581       (179,576)       119,106       (239,555)
     Other assets                                                  --             --             --            7,702        (15,477)
     Accounts payable                                           659,900        263,572        149,119        215,375      1,446,962
     Accrued expenses                                           (30,525)         3,153         56,192           (812)       741,587
     Deferred revenue                                          (629,882)      (658,684)    (1,487,493)      (118,154)       343,600
                                                           ------------   ------------   ------------   ------------   ------------
       Net cash used in operating activities                 (1,719,599)      (934,873)    (3,608,646)    (1,859,320)   (36,045,052)
                                                           ------------   ------------   ------------   ------------   ------------
INVESTING ACTIVITIES:
Purchases of property and equipment                             (52,702)        (4,207)       (60,259)        (4,207)    (1,395,985)
Advances to joint venture                                                                                                  (135,002)
Proceeds from maturities of investment
   securities                                                                                                             1,800,527
Purchases of investment securities                                                                                       (1,803,469)
                                                           ------------   ------------   ------------   ------------   ------------
       Net cash used in investing activities                    (52,702)        (4,207)       (60,259)        (4,207)    (1,533,929)
                                                           ------------   ------------   ------------   ------------   ------------
FINANCING ACTIVITIES:
Advances from stockholders and affiliates                                                                                   985,172
Proceeds from issuance of notes payable                                                                                   2,645,194
Principal payments on notes payable                                                                                        (218,119)
Payments for debt issuance costs                                                                                            (53,669)
Payments for extinguishment of debt                                                                                        (203,450)
Net proceeds from issuance of redeemable
   preferred stock                                                                                                        3,330,000
Net proceeds from issuance of convertible
   preferred stock and warrants                                                                            2,845,473     13,124,364
Payments of convertible preferred stock
   dividends and for fractional shares of
   common stock resulting from the
   conversions of convertible preferred stock                       (23)           (80)        (1,360)          (208)        (3,093)
Net proceeds from the issuance of common
   stock                                                      8,393,688      3,827,235      8,439,668      3,827,235     29,241,709
Deferred offering costs                                                       (160,000)                     (160,000)
Additional capital contributed by
   stockholders                                                                                                             245,559
                                                           ------------   ------------   ------------   ------------   ------------
       Net cash provided by financing activities              8,393,665      3,667,155      8,438,308      6,512,500     49,093,667
                                                           ------------   ------------   ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                6,621,364      2,728,075      4,769,403      4,648,973     11,514,686
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                     4,893,322      2,032,938      6,745,283        112,040
                                                           ------------   ------------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 11,514,686   $  4,761,013   $ 11,514,686   $  4,761,013   $ 11,514,686
                                                           ============   ============   ============   ============   ============


See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by Immtech International, Inc. and its subsidiaries (the "Company, we or us") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A filed with the SEC on July 20, 2004.

2.    COMPANY BUSINESS AND SELECTED ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiaries are pharmaceutical companies advancing the development and commercialization of oral drugs to treat infectious diseases, and neoplastic (cancer) and metabolic (diabetes) disorders. The Company has development programs that include treatments for fungal infections, malaria, tuberculosis, diabetes, Pneumocystis carinii pneumonia ("PCP") and tropical diseases, including African sleeping sickness (trypanosomiasis) and leishmaniasis. The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to, the technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium"). The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and advanced the commercialization of the dication technology platform (the Company acquired rights to the dication platform in 1997). The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. The Company has licensing and exclusive commercialization rights to a dicationic pharmaceutical platform and is developing drugs intended for commercial use based on that platform.

      The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2005, if at all.

      Since inception, the Company has incurred accumulated net losses of approximately $60,560,000. Company management expects that the Company will continue to incur significant losses during the next several years as the Company continues research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial additional funds to commercialize its product candidates. The Company's cash requirements may vary materially from those now planned because of the results of research and development, results of pre-clinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction in research and development programs, competitive and technological advances, the regulatory process, and other factors. In any of these circumstances, the Company may require substantially more funds than are currently available or than management currently intends to raise.

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

      Restricted Funds on Deposit - Restricted funds on deposit consist of cash on deposit at a bank which is restricted for use in accordance with (i) a clinical research subcontract agreement with The University of North Carolina at Chapel Hill and/or (ii) a malaria drug development agreement with the Medicines for Malaria Venture ("MMV").

      Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specific limits. Balances in excess of FDIC limits are uninsured.

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of September 30, 2004 and March 31, 2004, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of September 30, 2004 and March 31, 2004. Recognition of any investment income on the equity method for the Company's investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

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

      Revenue Recognition - Grants to perform research are the Company's primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates. Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant. Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grants are performed.

      Research and Development Costs - Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on the Company's behalf.

      Income Taxes - The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the realized net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carryforwards and other deferred income tax assets.

      Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Basic net income (loss) and diluted (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and six month periods ended September 30, 2004 and September 30, 2003, as the Company's outstanding common stock options and warrants and conversion features of Series A, B, C, and D Convertible Preferred Stock were anti-dilutive.

      Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three and six month periods ended September 30, 2004 and 2003, respectively.

3.    STOCKHOLDERS' EQUITY

      Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $49,748 and $55,250 of accrued preferred stock dividends at September 30, 2004 and March 31, 2004, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain anti-dilution adjustments, as defined in the Series A Certificate of Designation. On April 15, 2004, the Company issued 2,961 shares of common stock and paid $352 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2003, the Company issued 23,316 shares of common stock and paid $96 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended September 30, 2004 and 2003, certain preferred stockholders converted 8,000 and 8,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 45,678 and 45,616 shares of common stock, respectively. During the six month period ended September 30, 2004 and 2003, certain preferred stockholders converted 8,400 and 45,000 shares of Series A Convertible Preferred Stock, including accrued dividends for 47,942 and 257,429 shares of common stock, respectively.

      The Company may require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price A. The Conversion Price is subject to certain anti-dilution adjustments, as defined in the Series A Certificate of Designation.

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

      Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock,

      $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $18,077 and $17,968 of accrued preferred stock dividends as of September 30, 2004 and March 31, 2004, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain anti-dilution adjustments, as defined in the Series B Certificate of Designation. On April 15, 2004, the Company issued 974 shares of common stock and paid $107 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended September 30, 2003, certain preferred stockholders converted 10,800 shares of Series B Convertible Preferred stock, including accrued dividends, for 68,004 shares of common stock. During the six month period ended September 30, 2003, certain preferred stockholders converted 36,000 shares of Series B Convertible Preferred Stock, including accrued dividends, for 227,849 shares of common stock. There were no conversions of Series B Convertible Preferred Stock during the three month and six month period ended September 30, 2004.

      The Company may require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. The Conversion Price B is subject to certain anti-dilution adjustments, as defined in the Series B Certificate of Designation.

      The Company may at any time, upon 30 days notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of common stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment for dilution) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $59,711 and $66,586 of accrued preferred stock dividends as of September 30, 2004 and March 31, 2004, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain antidilution adjustments, as defined in the Series C Certificate of Designation. On April 15, 2004, the Company issued 3,534 shares of common stock and paid $397 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended September 30, 2004, certain preferred stockholders converted 2,800 shares of Series C Convertible Preferred Stock, including accrued dividends, for 16,036 shares of common stock. During the six month period ended September 30, 2004 certain preferred stockholders converted 7,852 shares of Series C Convertible Preferred Stock, including accrued dividends for 44,611 shares of common stock. There were no conversions of the Series C Convertible Preferred Stock during the three month period or six month period ended September 30, 2003.

      During the six month period ended September 30, 2003, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $288,000 of cash offering costs). The preferred shares issued have an embedded beneficial conversion feature based on the difference between the closing price of the Company's common stock on the day of issuance and the conversion price of the Series C Convertible Preferred Stock. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the six month period ended September 30, 2003.

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

      The Company may at any time, upon 30 days notice, redeem any or all outstanding shares of the Series C Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Convertible Preferred Stock into shares of common stock during the 30 day period. Each issued and outstanding share of Series C Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment for dilution) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series C Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying consolidated balance sheets is $138,755 and $56,712 of accrued preferred stock dividends as of September 30, 2004 and March 31, 2004, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain anti-dilution adjustments, as defined in the Series D Certificate of Designation.

      The Company may at any time after January 1, 2005, require that any or all outstanding shares of Series D Convertible Preferred Stock be converted into shares of common stock, provided that the shares of common stock into which the Series D Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series D Convertible Preferred Stock upon a mandatory conversion by us is determined by (i) dividing the Liquidation Price by the Conversion Price D provided that the closing bid price for our common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price D. The Conversion Price D is subject to certain anti-dilution adjustments, as defined in the Series D Certificate of Designation. On April 15, 2004, the Company issued 3,340 shares of common stock and paid $447 in lieu of fractional common shares as dividends on the preferred shares. There were no conversions of the Series D Convertible Preferred Stock during the three month period or six month period ended September 30, 2004.

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

      Common Stock - On March 21, 2003, the Company entered into an Investor Relations Agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") for financial consulting services and public relations management to be provided over a 12-month period. As consideration for services to be performed under the agreement, the Company issued to Fulcrum 100,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock at prices ranging from $6.00 to $15.00 per share. The common shares and warrants were issued, and the related general and administrative expenses were recognized, on a pro-rata basis over the contract period. During the three month period ended September 30, 2003, 25,000 common shares were issued and a general and administrative expense of $331,669 was recorded based on the market value of the common stock on the date of issuance. During the six month period ended September 30, 2003, 50,000 common shares were issued and a general and administrative expense of $472,919 based on the market value of the common shares on the date of issuance was taken. Also during the three month period ended September 30, 2003, warrants to purchase 87,500 shares of common stock were issued and a general and administrative expense of $684,601 was recorded based on the value of the warrants using the Black-Scholes option valuation model.

      During the six month period ended September 30, 2003, warrants to purchase 175,000 shares of common stock were issued and a general and administrative expense of $880,480 was recorded based on the value of the warrants using the Black-Scholes option valuation model.

      On July 25, 2003, the Company entered into a consulting agreement with Fulcrum to identify and negotiate with stock exchanges to list the Company's common stock and to assist the Company to prepare applications to list the Company's common stock on a stock exchange. As consideration for services under this agreement, upon the listing of the Company's common stock on a stock exchange, the Company would issue to Fulcrum 100,000 shares of common stock. On August 11, 2003, the Company's common stock was listed on the American Stock Exchange. Accordingly, the Company issued 100,000 shares of common stock to Fulcrum, resulting in general and administrative expenses of $1,400,000, based on the market value of common stock on the date of issuance.

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

      In September 2003, the Company entered into a second Finder's Agreement with Wyndham to identify potential strategic partners and assist the Company in private placements of debt or equity securities with proceeds to the Company of not less $20 million through December 2003. The Company advanced to Wyndham a refundable retainer fee of $160,000 against a cash fee for Wyndham's services equal to 8.0% of funds received by the Company from investors introduced by Wyndham. The private placements contemplated in the September 2003 were not completed by December 2003 or at all. The Company requested but Wyndham did not return the retainer fee. The Company has written off the retainer fee as uncollectible.

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

      On July 30, 2004 the Company closed a secondary public offering of its common stock. In the offering the Company issued 899,999 shares of common stock resulting in net proceeds to the Company of approximately $8,334,000. The shares were sold to the public at $10.25 per share. Jeffries & Company, Inc. acted as the sole book-running manager and underwriter of this offering.

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

      The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three month period ended September 30, 2004, the Company issued options to purchase 157,000 shares of common stock to employees and directors. During the three month period ended September 30, 2003, the Company did not issue any shares of common stock to employees and directors. During the three month periods ended September 30, 2004 and 2003, no options expired which were previously granted under the 2000 Stock Incentive Plan. During the six month periods ended September 30, 2004 and 2003, no options expired which were previously granted under the 2000 Stock Incentive Plan and are available to be reissued. As of September 30, 2004, there were 163,250 shares available for grant.

      During the three month periods ended September 30, 2004 and 2003, the Company issued options to purchase zero and 10,000 shares, respectively, of common stock to nonemployees and recognized expense of approximately $19,000 and $78,000, respectively, related to these options and certain options issued during prior years which vest over a four year period. The 10,000 options issued during the three month period ended September 30, 2003 were granted as consideration for consulting services with respect to medical, technical and scientific issues, resulting in a research and development expense of $45,738. During the six month periods ended September 30, 2004 and 2003, the Company issued options to purchase 20,000 and 22,000 shares of common stock, respectively, to nonemployees and recognized research and development expenses of $303,000 and $135,000, respectively, related to these options and certain options issued during prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued using the Black-Scholes option valuation model.

      During the three month period ended September 30, 2004, there were no options exercised. During the three month period ended September 30, 2003, options to purchase 7,550 shares, and options to purchase 5,000 shares with an exercise price of $11.50 per share were exercised on a cashless basis. Based on the fair market value calculated as of the date of exercise, the option holder received 1,668 shares of common stock. During the six month periods ended September 30, 2004 and 2003, there were options exercised to purchase 18,000 and 9,218 shares of common stock, respectively.

      Warrants - On July 20, 2004, the Company's board of directors approved a four-year exercise extension to warrants to purchase 225,000 shares of the Company's common stock which were originally issued to RADE Management Corporation ("RADE") on July 24, 1998. The expiration dates for these warrants, which have an exercise price of $6.47 per share, were extended from July 24, 2004 to July 24, 2008. The Company has recorded a non-cash charge during the three month period ended September 30, 2004 of $1,032,000, determined using the Black-Scholes option pricing model.

      In connection with the secondary public offering completed on July 30, 2004, the underwriter (Jeffries & Company, Inc.) was granted a warrant to purchase 80,100 shares of common stock at an exercise price of $12.81 per shares. The warrant is exercisable for five years from the date of grant and has standard anti-dilution protection for recapitalizations.

      During the three month periods ended September 30, 2004 and 2003, warrants to purchase 10,000 and 456,000 shares of common stock were exercised, resulting in proceeds to the Company of $60,000 and $3,824,000, respectively. During the six month periods ended September 30, 2004 and 2003, warrants to purchase 20,390 and 456,000 shares of common stock were exercised, resulting in proceeds to the Company of $106,000 and $3,824,000, respectively.

      Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

      During the three month and six month periods ended September 30, 2004 Company issued 157,000 options to employees and directors. During the three month and six month periods ended September 30, 2003 there were no options issued to employees or directors. If the Company had recognized compensation expense for the historical options granted during the three and six month periods ended September 30, 2004 and 2003, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                       Three Months Ended                  Six Months Ended
                                                                          September 30,                      September 30,
                                                                  -----------------------------       -----------------------------
                                                                     2004              2003              2004              2003
                                                                  -----------       -----------       -----------       -----------
Net loss attributable to common shareholders -
   as reported                                                   $ (3,066,696)      $ 6,930,613       $(4,863,830)      $(9,252,934)
Add:  stock-based compensation expense to
   employees and directors included in reported
   net loss                                                              --                --                --                --
Deduct:  total stock-based compensation expense
   determined under fair value method for awards
   to employees and directors                                        (870,793)          (96,749)       (1,573,743)         (193,951)
                                                                  -----------       -----------       -----------       -----------
Net loss attributable to common stockholders -
   pro forma                                                      $(3,937,489)       (7,027,362)      $(6,437,573)      $(9,447,885)
                                                                  ===========        ==========       ===========       ===========
Basic and diluted net loss per share attributable
   to common stockholders - as reported                           $     (0.29)      $     (0.80)      $     (0.48)      $     (1.10)
                                                                  ===========        ==========       ===========       ===========
Basic and diluted net loss per share attributable
   to common stockholders - pro forma                             $     (0.37)      $     (0.81)      $     (0.63)      $     (1.12)
                                                                  ===========        ==========       ===========       ===========

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

      The Company initially acquired its rights to the platform technology and dications developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Georgia State University, Duke University and Auburn University (the "Scientific Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Scientific Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Scientific Consortium and previously licensed or optioned to Pharm-Eco and licensed to the Company in accordance with the Consortium Agreement (the "Current Compounds") and to be licensed to the Company in accordance with the Consortium Agreement, and all technology and compounds developed by the Scientific Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Scientific Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

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

      In July 2004, the Company was awarded an SBIR grant from the NIH of $107,000 as a grant to research on "Aromatic Dication Prodrugs for CNS Trypanosomiasis." During the three month period ended September 30, 2004, the Company recognized no revenues from this grant and expensed payments of approximately $63,000. Approximately $33,000 of this went to UNC and certain other Scientific Consortium universities for contracted research related to this grant.

      During the three month and six month periods ended September 30, 2004, the Company expensed approximately $206,000 and $304,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. During the three month and six month periods ended September 30, 2003, the Company expensed approximately $150,000 and $227,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $240,000 and $337,000 during the three month and six month periods ended September 30, 2004, respectively. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $150,000 and $227,000 during the three month and six month periods ended September 30, 2003, respectively. Included in accounts payable as of September 30, 2004 and March 31, 2004, were approximately $34,000 and $132,000 respectively, due to UNC and certain other Scientific Consortium universities.

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

      In April 2003, the Bill & Melinda Gates Foundation ("Gates Foundation") awarded a $2,713,124 supplemental grant to UNC for the expansion of phase IIB/III clinical trials for treatment of Human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The supplemental increase to the Company due to this amendment is $2,466,475, bringing the total available funding to the Company under this agreement to $12,266,475. The proceeds to the Company are restricted and must be segregated from other funds and used for specific purposes. Through the year ended March 31, 2004 the Company received approximately $8,705,000 and during the three and six month periods ended September 30, 2004, the Company received no additional funds. Approximately $1,566,000 and $1,143,000 of these proceeds were utilized for clinical and research purposes conducted and expensed during the six month periods ended September 30, 2004 and 2003, respectively. Approximately $920,000 and $659,000 of these proceeds were utilized for clinical and research purposes conducted and expensed during the three month periods ended September 30, 2004 and 2003, respectively. The Company has recognized revenues of approximately $8,705,000 from inception through September 30, 2004 for services performed under this agreement, including approximately $1,465,000 and $1,143,000 during the six month periods ended September 30, 2004 and 2003, respectively, and $819,000 and $659,000 during the three month periods ended September 30, 2004 and 2003, respectively. At September 30, 2004, the Company had $0 restricted funds on deposit.

      On November 26, 2003, the Company entered into a testing agreement with the Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC. Pursuant to this agreement the Company, with the support of MMV and UNC, is to conduct a proof of concept study of the dicationic drug candidate DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malaria drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria (the "MMV Agreement").

      Under the terms of the MMV Agreement, MMV has committed to advance funds to Immtech to pay for human clinical trials and regulatory preparation and filing costs for the approvals to market DB289 for treatment of malaria by at least one internationally accepted regulatory body and one malaria endemic country. The funding under this agreement is for the performance of specific research and is not subject to maximum funding amounts. The term of the funding portion of the MMV Agreement is three years and is subject to annual renewals. The Company has forecasted such costs to be approximately $8.2 million over the three years. In return for this funding from MMV, the Company is required to sell all malaria drugs derived from this research into "malaria endemic countries," as defined, at an affordable price. As used in the agreement, an affordable price shall not be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. The agreement does not subject the Company to price constraints on product sales into non-malaria endemic countries. The Company must, however, pay to MMV a royalty not to exceed 7% of net sales as defined, on product sales into non-malaria endemic countries until the amount funded under the agreement and amounts funded under a related discovery agreement between MMV and UNC is refunded to MMV.

      MMV has agreed to fund the forecasted amount based on progress achieved. Through the period ended September 30, 2004, the Company received approximately $1,743,000 and during the three and six month periods ended September 30, 2004, the Company received approximately $1,075,000. The Company recognized revenues of approximately $886,000 and $1,097,000 during the three month and six month periods ended September 30, 2004 for expenses incurred related to activities within the scope of the agreement with MMV. At September 30, 2004, the Company has approximately $344,000 recorded as deferred revenue with respect to this agreement.

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

5.    SUBSEQUENT EVENTS

      Pursuant to the approval of the Company's board of directors, on October 12, 2004, the Company extended the exercise date of warrants to purchase 750,000 shares of the Company's common stock which were originally issued to RADE Management Corporation ("RADE") on October 12, 1998. The expiration dates for these warrants, which have an exercise price of $6.47 per share, were extended from October 12, 2004 to October 12, 2008. As a result of these extensions, the Company expects to record a non-cash charge during the quarter ending December 31, 2004 of approximately $3,498,000, determined using the Black-Scholes option pricing model.

      On October 27, 2004, the Company received notice of additional funding of $1,280,724 from MMV.

                                   * * * * * *

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations.
- ----------------------

Forward Looking Statements
- --------------------------

Certain statements contained in this quarterly report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "may", "intends", "plans", "believes", "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this quarterly report, the following: (i) we are in an early stage of product development, (ii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iii) the possibility that we or our collaborators will not successfully develop any marketable products, (iv) the possibility that advances by competitors will cause our product candidates not to be viable, (v) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug product candidates, (vi) risks relating to requirements for approvals by governmental agencies, such as the Food and Drug Administration, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (vii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (viii) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (ix) the possibility that any products successfully developed by us will not achieve market acceptance and (x) other risks and uncertainties not described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
- ---------------------

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to September 30, 2004, we incurred cumulative net losses of approximately $60,560,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

      o payments pursuant to research funding agreements and certain grants from The University of North Carolina at Chapel Hill and the Medicines for Malaria Venture ("MMV"), and other foundations and research collaborators under arrangements that may be entered into in the future;

      o research grants, such as Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants;

      o collaborative or other arrangements with pharmaceutical or biotechnology companies; and

      o     borrowed funds or the process of issuing securities.

The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and our results of operations for any period may be unrelated to the results of operations for any other period.

      Three Month Period Ended September 30, 2004 Compared with the Three Month Period Ended September 30, 2003.

Revenues under collaborative research and development agreements were approximately $1,705,000 and $659,000 for the three month periods ended September 30, 2004 and September 30, 2003, respectively. For the three month period ended September 30, 2004, revenues recognized of approximately $819,000 related to a clinical research subcontract agreement between the Company and The University of North Carolina at Chapel Hill ("UNC") and $886,000 related to a grant from MMV to fund clinical studies and manufacturing of DB289 for treatment of malaria, while for the three month period ended September 30, 2003, all revenues related to the clinical research subcontract agreement between us and UNC. The UNC clinical research subcontract agreement initiated in March 2001 relates to a grant from the Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat trypanosomiasis (African sleeping sickness) and leishmaniasis. Grant and research and development agreement revenue is recognized as earned when the reasearch and development is complete under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the three month periods ended September 30, 2004 and September 30, 2003 was approximately $27,000 and $4,000, respectively. The increase in interest income was due to an increase in funds invested. There was no interest expense for the three month periods ended September 30, 2004 and September 30, 2003.

Research and development expenses increased to approximately $2,187,000 from approximately $905,000 for the three month periods ended September 30, 2004, and September 30, 2003, respectively. The increase in research and development expenses was primarily due to the acceleration of human trials in malaria pursuant to the MMV program which had not commenced as of the three month period ended September 30, 2003. MMV related research and development expenses were approximately $883,000 in the three month period ended September 30, 2004. Additionally, research and development expenses related to trypanosomiasis funded by

UNC under the Gates Foundation grant increased approximately $272,000 to approximately $920,000 in the three month period ended September 30, 2004 from approximately $648,000 in the three month period ended September 30, 2003.

General and administrative expenses decreased to approximately $2,463,000 from approximately $6,596,000 for the three month periods ended September 30, 2004, and September 30, 2003, respectively. The decrease was primarily due to a reduction in non-cash expenses including non-cash expenses related to warrant extensions of approximately $1,032,000 in the three month period ended September 30, 2004 as compared to non-cash expenses of stock issuances of approximately $5,223,000 in the three month period ended September 30, 2003.

During the three month period ended September 30, 2004, the Company recorded non-cash charges of approximately $1,032,000 relating to the extension of the exercise date to July 24, 2008 of the warrants issued to RADE Management Corporation ("RADE") to purchase 225,000 shares of the Company's common stock.

During the three month period ended September 30, 2003, non-cash charges of (i) approximately $2,744,000 were recorded for the issuance of warrants to purchase 600,000 shares of common stock issued to China Harvest International Ltd. as payment for services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) approximately $61,000 were recorded for the issuance of 10,000 shares of common stock issued to an individual for consulting services in China, (iii) approximately $1,400,000 were recorded for the issuance of 100,000 common stock to Fulcrum Holdings of Australia, Inc. ("Fulcrum") for assistance with listing our securities on a recognized stock exchange and for consulting services, and (iv) approximately $1,016,000 were recorded for the vested portion of 25,000 shares of common stock and the vested portion of warrants to purchase 87,500 shares of common stock issued to Fulcrum during the period based on agreements effective as of March 21, 2003.

Legal fees decreased from approximately $521,000 during the three month period ended September 30, 2003 to approximately $211,000 during the three month period ended September 30, 2004. Insurance, investor relations (less non-cash charges), and payroll expenses, which included three new hires during the quarter, increased from approximately $281,000 to approximately $639,000 during the three month periods ended September 30, 2003 and September 30, 2004, respectively.

Our net loss decreased to approximately $2,919,000 from approximately $6,838,000 during the three month periods ended September 30, 2004, and September 30, 2003, respectively. The decrease was primarily attributable to the offset of increases in research and development costs by the greater decrease in general and administrative expenses noted above.

      Six Month Period Ended September 30, 2004 Compared with the Six Month Period Ended September 30, 2003.

Revenues under collaborative research and development agreements were approximately $2,562,000 and $1,143,000 for the six month period ended September 30, 2004 and September 30, 2003, respectively. For the six month period ended September 30, 2004, revenues recognized of approximately $1,465,000 related to a clinical research subcontract agreement between us and UNC and $1,097,000 related to a grant from MMV, while for the six month period ended September 30, 2003, all revenues related to the clinical research subcontract agreement between us and UNC. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the six month periods ended September 30, 2004 and September 30, 2003 was approximately $36,000 and $5,000, respectively. The increase in interest income was due to an increase in funds invested. There was no interest expense for the six month period ended September 30, 2004 and September 30, 2003.

Research and development expenses increased to approximately $3,273,000 from approximately $1,511,000 in the six month periods ended September 30, 2004, and September 30, 2003, respectively. The increase in research and development expenses is directly related to the MMV program pursuant to which we expensed $1,093,000 in research and development costs during the six month period ended September 30, 2004. The MMV agreement commenced after the six month period ended September 30, 2003, therefore there were no similar expenses attributable to that period. Research and development costs funded by UNC under the Gates Foundation grant increased from approximately $1,131,000 in the six month period ended September 30, 2003 to approximately $1,563,000 in the six month period ended September 30, 2004.

General and administrative expenses decreased for the six month period ended September 30, 2004 to approximately $3,892,000 from approximately $7,604,000 for the six month period ended September 30, 2003. The decrease in general and administrative expenses was primarily due to a reduction in non-cash expenses including expenses for stock and warrant issuances in the six month period ended September 30, 2004 of approximately $1,276,000 as compared to non-cash expenses for stock issuance in the six month period ended September 30, 2003 of approximately $5,561,000. Non-cash expenses in the six month period ended September 30, 2004 included (i) approximately $1,032,000 for the extension of the RADE warrants on July 20, 2004, (ii) approximately $233,000 for the issuance of options to purchase 20,000 shares of common stock issued to an individual to assist in developing relationships with Tsinghua University in China and (iii) approximately $10,000 relating to the cashless exercise of warrants issued to underwriters in connection with the Company's initial public offering as compared to non-cash expenses in the six month period ended September 30, 2003
(i) approximately $2,744,000 for the issuance of warrants to purchase 600,000 shares of common stock issued to China Harvest International Ltd. as payment for services, (ii) approximately $61,000 for the issuance of 10,000 shares of common stock issued to an individual for consulting services in China, (iii) approximately $1,400,000 for the issuance of 100,000 shares of common stock issued to Fulcrum for assistance with listing our securities on a recognized stock exchange and for consulting services, and (iv) approximately $1,353,000 for the vested portion of 50,000 shares of common stock and the vested portion of warrants to purchase 175,000 shares of common stock issued to Fulcrum during the period based on agreements signed March 21, 2003. Insurance, investor relations, travel, payroll and recruiting charges increased from approximately $699,000 during the six month period ended September 30, 2003 to approximately $1,228,000 during the six month period ended September 30, 3004.

Our net loss decreased to approximately $4,567,000 during the six month period ended September 30, 2004, as compared to a net loss of $7,966,000 during the six month period ended September 30, 2003. The decrease in net loss was primarily due to a decrease in general and administrative expenses resulting from a reduction in non-cash expenses related to stock, option and warrant issuances.

Liquidity and Capital Resources
- -------------------------------

During the three and six month periods ended September 30, 2004, cash and cash equivalents were primarily invested in a money market fund. Unrestricted cash and cash equivalents were approximately $11,515,000 as of September 30, 2004 and restricted funds on deposit were approximately $1,139,000.

There were equipment expenditures during the three and six month periods ended September 30, 2004 of approximately $53,000 and $60,000, respectively as compared to approximately $4,000 during the three and six month periods ended September 30, 2003, respectively.

We periodically receive cash from the exercise of common stock options. During the three month period ended September 30, 2004 there were no options exercised. During the six month period ended September 30, 2004, options were exercised for 18,000 shares of common stock on a cashless basis.

We believe our existing unrestricted cash and cash equivalents and the grants we have received, or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures from September 30, 2004, through the next twelve month period, although there can be no assurance we will not require additional funds.

Through September 30, 2004, we have financed our operations with:

            o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $49,094,000;

            o payments from research and testing agreements, foundation grants and SBIR grants and STTR grants of approximately $13,821,000; and

            o the use of stock, options and warrants in lieu of cash compensation.

Our cash resources have been used to finance research and development (including sponsored research), capital expenditures, expenses associated with development of product candidates, as well as general and administrative expenses. Our resources have been used pursuant to certain research and development agreements and to fund Company sponsored programs. Our research and development agreements include (1) an agreement, dated January 15, 1997, (the "Consortium Agreement"), among us, UNC, and Pharm-Eco (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium and (2) an agreement, dated November 26, 2003, among us, UNC, and the Medicines for Malaria Venture ("MMV"). Company sponsored clinical programs include Pneumocystis carinii pneumonia trials that are ongoing in Peru. Over the next several years we expect to incur substantial additional research and development costs, including costs related to early-stage research in pre-clinical (laboratory) and clinical (human) trials, administrative expenses to support our research and development operations and capital expenditures for expanded research capacity, various equipment needs and facility improvements.

Our future working capital requirements will depend upon numerous factors, including the progress of research and development and commercialization programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, our business counterparts fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the engagement or development of manufacturing capabilities, our ability to maintain existing and to establish new collaborative arrangements with other persons or entities to provide funding to us to support these activities, and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop product candidates and otherwise to meet our business objectives.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient funds to meet obligations as they come due and, ultimately, to obtain profitable operations. Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to obtain additional financing and research grants, and to enter into various licensing, research and development and commercialization agreements with other entities.

Pursuant to the approval of the Company's board of directors, on October 12, 2004, the Company extended the exercise date of warrants to purchase 750,000 shares of the Company's common stock which were originally issued to RADE on October 12, 1998. The expiration dates for these warrants, which have an exercise price of $6.47 per share, were extended from October 12, 2004 to October 12, 2008. As a result of these extensions, the Company expects to record a non-cash charge during the quarter ending December 31, 2004 of approximately $3,498,000, determined using the Black-Scholes option pricing model.

      Item 3. Quantitative and Qualitative Disclosures about Market Risk.
              ----------------------------------------------------------

The exposure of market risk associated with risk-sensitive instruments is not material to our business, as our operations are conducted primarily in U.S. dollars and we invest primarily in short-term government obligations and other cash equivalents. We intend to develop policies and procedures to manage market risk in the future if and when circumstances require.

      Item 4. Controls and Procedures.
              -----------------------

Disclosures and Procedures.
- ---------------------------

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

Internal Controls.
- ------------------

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

There have been no significant changes during the three months ended September 30, 2004 in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Controls over Financial Reporting.
- ------------------------------------------

We are currently undergoing a comprehensive effort to ensure compliance with
Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending March 31, 2005. This effort includes internal control documentation and review under the direction of senior management. During the course of these activities, we have identified certain internal control issues which management believed needed to be improved. These control issues are, in large part, the result of our increased size and need for segregation of duties. The review has not identified any material weakness in internal control as defined by the Public Company Accounting and Oversight Board. However, we have made improvements to our internal controls over financial reporting as a result of our review efforts and will continue to do so. These improvements include formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

                           PART II. OTHER INFORMATION

      Item 1. Legal Proceedings.
              -----------------

The Company is party to certain lawsuits and legal proceedings, which are described in "Part I, Item 3. Legal Proceedings", of our Annual Report on Form 10-K/A for our fiscal year ended March 31, 2004 filed with the SEC on July 20, 2004. The following is a description of material developments during the period covered by this Quarterly Report and through the filing of this Quarterly Report, and should be read in conjunction with the Annual Report referenced above.

Immtech International, Inc. et. al. v. Neurochem, Inc. et al.
- --------------------------------------------------------------

On September 27, 2004, Neurochem filed an answer to the Request for Arbitration and asserted counterclaims. The Company has requested the arbitration panel suspend the Company's deadline to answer counterclaims the pending determination of whether the claims should be heard in court or through arbitration.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.
- -------------------------------------------------------------------

On July 30, 2004, the court denied the Company's motion to dismiss and on August 20, 2004, the Company filed an answer to the complaint and asserted various defenses.

Except as noted above and in Part I, Item 3, Legal Proceedings, of our Form 10-K/A filed on July 20, 2004, we are not aware of any pending litigation.

      Item 2. Change in Securities and Use of Proceeds.
              ----------------------------------------

Recent Sales of Unregistered Securities.
- ----------------------------------------

Common Stock.

None.

Option Exercise.

None.

Warrant Exercise.

On July 2, 2004, Fulcrum exercised warrants to purchase 10,000 shares of common stock at an exercise price of $6.00 per share resulting in gross proceeds to the Company of $60,000.

Conversion of Series A Preferred Stock to Common Stock.

On August 20, 2004, certain shareholders required that the Company convert 8,000 shares of Series A Convertible Preferred Stock to 45,678 shares of common stock. Each conversion included conversion of accrued but unpaid interest through the day prior to the date of conversion into common stock.

Conversion of Series B Preferred Stock to Common Stock.

None.

Conversion of Series C Preferred Stock to Common Stock.

On August 13, 2004, certain shareholders required that the Company convert
2,400 shares of Series C Convertible Preferred Stock to 13,741 shares of common stock. On September 16, 2004 certain shareholders requested that the Company convert 400 shares of Series C Convertible Preferred Stock to 2,295 shares of common stock. Each conversion included conversion of accrued but unpaid interest through the day prior to the date of conversion into common stock.

Conversion of Series D Preferred Stock to Common Stock.

None.

Series A, Series B, Series C and Series D Preferred Stock Dividend Payment.

On October 15, 2004, the Company issued 6,026 shares of common stock as payment of a dividend earned on outstanding Series A Preferred Stock to holders thereof.

On October 15, 2004, the Company issued 2,213 shares of common stock as payment of a dividend earned on outstanding Series B Preferred Stock to holders thereof.

On October 15, 2004, the Company issued 7,161 shares of common stock as payment of a dividend earned on outstanding Series C Preferred Stock to holders thereof.

On October 15, 2004, the Company issued 16,669 shares of common stock as payment of a dividend earned on outstanding Series D Preferred Stock to holders thereof.

      Item 3. Defaults Upon Senior Securities.
              -------------------------------

None.

      Item 4. Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------
None.

      Item 5. Other Information.
              ------------------

None.

      Item 6. Exhibits, and Reports on Form 8-K.
              ----------------------------------

Exhibits.
- ---------

See Exhibit Index.

Reports On Form 8-K.
- --------------------

Immtech filed the following reports on Form 8-K during the second quarter of 2004:

      On July 26, 2004, we announced on Form 8-K that we entered into an Underwriting Agreement with Jefferies & Company, Inc. ("Jefferies") relating to the offering and sale of up to 899,999 shares of the Company's common stock. On July 30, 2004 the offering was completed and closed.

      On July 28, 2004, we announced on Form 8-K that Jefferies fully exercised its over-allotment option to purchase 117,391 shares of the common stock of the Company pursuant to the Underwriting Agreement between Jefferies and the Company dated July 26, 2004.

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


                            IMMTECH INTERNATIONAL, INC.



Date:  November 9, 2004     By: /s/ T. Stephen Thompson
                                ------------------------------------------------
                                T. Stephen Thompson
                                President and Chief Executive Officer



Date:  November 9, 2004     By: /s/ Gary C. Parks
                                ------------------------------------------------
                                Gary C. Parks
                                Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)