Form 10-Q
period 2004-12-31
IMMTECH INTERNATIONAL INC
filed 2005-02-09
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2004.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission File Number: 000-25669

                           IMMTECH INTERNATIONAL, INC.
        ------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

                 Delaware                           39-1523370
        ------------------------------      ---------------------------

       (State or other jurisdiction of          (I. R. S. Employer
       incorporation or organization)           Identification No.)

      150 Fairway Drive, Suite 150, Vernon Hills, Illinois        60061
     ----------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

              Registrant's telephone number:  (847) 573-0033

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [ ]

As of February 8, 2005, 10,996,118 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION..............................................1

Item 1. Condensed Consolidated Financial Statements........................1
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................21
Item 3. Quantitative and Qualitative Disclosures about Market Risk........28
Item 4. Controls and Procedures...........................................28

PART II. OTHER INFORMATION................................................29

Item 1. Legal Proceedings.................................................29
Item 2. Change in Securities and Use of Proceeds..........................30
Item 3. Defaults Upon Senior Securities...................................31
Item 4. Submission of Matters to a Vote of Security Holders...............31
Item 5. Other Information.................................................32
Item 6. Exhibits, and Reports on Form 8-K.................................32

Exhibit Index.............................................................33


SIGNATURES................................................................34

                         PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.
            --------------------------------------------

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                  December 31,       March 31,
ASSETS                                                                                2004             2004
                                                                                  -------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $   9,919,011    $   6,745,283
  Restricted funds on deposit                                                         1,552,048        2,154,928
  Other current assets                                                                  157,068           59,979
                                                                                  -------------    -------------

     Total current assets                                                            11,628,127        8,960,190

PROPERTY AND EQUIPMENT - Net                                                          3,613,966        3,610,214

OTHER ASSETS                                                                             16,108           15,477
                                                                                  -------------    -------------

TOTAL                                                                             $  15,258,201    $  12,585,881
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $   1,090,842    $     970,308
  Accrued expenses                                                                      316,517           22,382
  Deferred revenue                                                                    1,362,673        1,831,093
                                                                                  -------------    -------------

     Total current liabilities                                                        2,770,032        2,823,783

DEFERRED RENTAL OBLIGATION                                                                9,638           14,413
                                                                                  -------------    -------------

     Total liabilities                                                                2,779,670        2,838,196
                                                                                  -------------    -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,080,000 shares authorized and unissued as of December 31, 2004 and March 31, 2004
  Series A convertible preferred stock, par value $0.01 per share, stated value $25 per share, 320,000 shares authorized, 72,400 and 80,800 shares outstanding as of December 31, 2004 and
    March 31, 2004, respectively; aggregate liquidation
    preference of $1,832,672 as of December 31, 2004                                  1,832,672        2,075,250
  Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized,
    19,925 shares outstanding as of December 31, 2004 and March 31, 2004;
    aggregate liquidation preference of $506,267 as of December 31, 2004                506,267          516,093
  Series C convertible preferred stock, par value $0.01 per share, stated value
    $25 per share, 160,000 shares authorized, 64,452 and 72,304 shares outstanding as of December 31, 2004 and March 31, 2004, respectively;
    aggregate liquidation preference of $1,638,873 as of December 31, 2004            1,638,873        1,874,186
  Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 197,480 and 200,000 shares outstanding as of December 31, 2004 and March 31, 2004;
    aggregate liquidation preference of $5,000,300 as of December 31, 2004            5,000,300        5,056,712
  Common stock, par value $0.01 per share, 100,000,000 shares authorized, 10,972,118 and 9,835,286 shares issued and outstanding
    as of December 31, 2004 and March 31, 2004, respectively                            109,723           98,353
  Additional paid-in capital                                                         73,277,677       58,666,489
  Deficit accumulated during the developmental stage                                (69,886,981)     (58,539,398)
                                                                                  -------------    -------------

     Total stockholders' equity                                                      12,478,531        9,747,685
                                                                                  -------------    -------------

TOTAL                                                                             $  15,258,201    $  12,585,881
                                                                                  =============    =============
See notes to condensed consolidated financial statements

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        October 15,
                                                                                                                           1984
                                                    Three Months Ended                  Nine Months Ended             (Inception) to
                                                        December 31,                       December 31,                December 31,
                                                   2004              2003             2004             2003                2004
                                            --------------------------------    ---------------------------------    --------------
REVENUES                                    $       325,160    $     654,370    $    2,887,406    $     1,797,726    $   14,146,408
                                            ---------------    -------------    --------------    ---------------    --------------

EXPENSES:
  Research and development                        1,441,469          814,490         4,714,895          2,325,668        39,079,163
  General and administrative                      5,270,578        2,580,294         9,162,744         10,183,954        42,224,298
  Equity in loss of joint venture                                                                                           135,002
                                            ---------------    -------------    --------------    ---------------    --------------

      Total expenses                              6,712,047        3,394,784        13,877,639         12,509,622        81,438,463
                                            ---------------    -------------    --------------    ---------------    --------------

LOSS FROM OPERATIONS                             (6,386,887)      (2,740,414)      (10,990,233)       (10,711,896)      (67,292,055)
                                            ---------------    -------------    --------------    ---------------    --------------

OTHER INCOME (EXPENSE):
  Interest income                                    48,102            5,913            84,214             11,252           682,206
  Interest expense                                                                                                       (1,129,502)
  Loss on sales of investment
    securities - net                                                                                                         (2,942)
  Cancelled offering costs                                                                                                 (584,707)
  Gain on extinguishment of debt                                                                                          1,427,765
                                            ---------------    -------------    --------------    ---------------    --------------


      Other income (expense) - net                   48,102            5,913            84,214             11,252           392,820
                                            ---------------    -------------    --------------    ---------------    --------------

NET LOSS                                         (6,338,785)      (2,734,501)      (10,906,019)       (10,700,644)      (66,899,235)

CONVERTIBLE PREFERRED STOCK DIVIDENDS
  AND CONVERTIBLE PREFERRED STOCK
  PREMIUM DEEMED DIVIDENDS                         (144,968)        (130,700)         (441,564)        (1,418,491)       (5,357,645)

REDEEMABLE PREFERRED STOCK CONVERSION,
  PREMIUM AMORTIZATION AND DIVIDENDS                                                                                      2,369,899


NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                              $    (6,483,753)   $  (2,865,201)   $  (11,347,583)   $   (12,119,135)   $  (69,886,981)
                                            ===============    =============    ==============    ===============    ==============


BASIC AND DILUTED NET LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Net loss                                  $         (0.59)   $       (0.30)   $        (1.04)   $         (1.23)
  Convertible preferred stock dividends
    and convertible preferred stock
    premium deemed dividends                          (0.01)           (0.01)            (0.04)             (0.16)

BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS       $         (0.60)   $       (0.31)   $        (1.08)   $         (1.39)
                                            ===============    =============    ==============    ===============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE           10,893,365        9,330,360        10,458,073          8,746,914
                                            ===============    =============    ==============    ===============

See notes to condensed consolidated financial statements

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       October 15,
                                                                                                                          1984
                                                           Three Months Ended               Nine Months Ended         (Inception) to
                                                               December 31,                    December 31,            December 31,
                                                          2004            2003            2004            2003            2004
                                                       ----------------------------    ----------------------------   --------------
OPERATING ACTIVITIES:
  Net loss                                             $ (6,338,785)   $ (2,734,501)   $(10,906,019)   $(10,700,644)   $(66,899,235)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Compensation recorded related to
      issuance of common stock,
      common stock options and warrants                   3,517,468       1,259,765       4,863,047       6,955,339      27,224,374
    Depreciation and amortization of
      property and equipment                                 33,486          35,466          95,536          85,574         847,977
    Deferred rental obligation                               (1,592)         (1,592)         (4,776)         (4,775)          9,637
    Equity in loss of joint venture                                                                                         135,002
    Loss on sales of investment
      securities - net                                                                                                        2,942
    Amortization of debt discounts
      and issuance costs                                                                                                    134,503
    Gain on extinguishment of debt                                                                                       (1,427,765)
    Changes in assets and liabilities:
    Restricted funds on deposit                            (413,021)       (219,628)        602,880         (78,521)     (1,552,048)
    Other current assets                                     82,487          (6,362)        (97,089)        112,744        (157,068)
    Other assets                                               (631)                           (631)          7,702         (16,108)
    Accounts payable                                        (28,585)        (24,236)        120,534         191,139       1,418,377
    Accrued expenses                                        237,943             834         294,135              22         979,530
    Deferred revenue                                      1,019,073          13,630        (468,420)       (104,524)      1,362,673
                                                       ------------    ------------    ------------    ------------    ------------

      Net cash used in operating activities              (1,892,157)     (1,676,624)     (5,500,803)     (3,535,944)    (37,937,209)
                                                       ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                        (39,028)       (405,872)        (99,287)       (410,079)     (1,435,013)
  Advances to joint venture                                                                                                (135,002)
  Proceeds from maturities of
    investment securities                                                                                                 1,800,527
  Purchases of investment securities                                                                                     (1,803,469)
                                                       ------------    ------------    ------------    ------------    ------------

      Net cash used in investing activities                 (39,028)       (405,872)        (99,287)       (410,079)     (1,572,957)
                                                       ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                                                 985,172
  Proceeds from issuance
    of notes payable                                                                                                      2,645,194
  Principal payments on notes payable                                                                                      (218,119)
  Payments for debt issuance costs                                                                                          (53,669)
  Payments for extinguishment of debt                                                                                      (203,450)
  Net proceeds from issuance of
    redeemable preferred stock                                                                                            3,330,000
  Net proceeds from issuance of convertible
    preferred stock and warrants                                                                          2,845,473      13,124,364
  Payments of dividends on convertible
    preferred stock and for fractional
    shares of common stock resulting from
    the conversions of convertible preferred stock             (430)         (1,242)         (1,790)         (1,450)         (3,523)
  Net proceeds from issuance of common stock                335,940         530,431       8,775,608       4,357,666      29,577,649
  Deferred offering costs                                                   (21,239)                       (181,239)
  Additional capital contributed by stockholders                                                                            245,559
                                                       ------------    ------------    ------------    ------------    ------------

      Net cash provided by financing activities             335,510         507,950       8,773,818       7,020,450      49,429,177
                                                       ------------    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,595,675)     (1,574,546)      3,173,728       3,074,427       9,919,011

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           11,514,686       4,761,013       6,745,283         112,040              --
                                                       ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $  9,919,011    $  3,186,467    $  9,919,011    $  3,186,467    $  9,919,011
                                                       ============    ============    ============    ============    ============

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

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

2. COMPANY BUSINESS AND SELECTED ACCOUNTING POLICIES

Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiaries are pharmaceutical companies advancing the development and commercialization of oral drugs to treat infectious diseases, and neoplastic (cancer) and metabolic (diabetes) disorders. The Company has licensing and exclusive commercialization rights to a dicationic pharmaceutical platform and is developing drugs intended for commercial use based on that platform. The Company's development programs include treatments for malaria, fungal infections, tuberculosis, diabetes, Pneumocystis pneumonia ("Pneumocystis pneumonia" or "PcP") and tropical diseases, including African sleeping sickness (trypanosomiasis) and leishmaniasis. The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to the technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium"). The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and advanced the commercialization of the dication technology platform (the Company acquired its rights to the dication platform in 1997). The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs.

The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2005, if at all.

Since inception, the Company has incurred accumulated net losses of approximately $66,899,000. Management expects that the Company will continue to incur significant losses during the next several years as the Company continues research and development activities and clinical trial efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company will require substantial additional funds to commercialize its product candidates. The Company's cash requirements may vary materially from those now planned because of the results of research and development, results of pre-clinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction in research and development programs, competitive and technological advances, the regulatory process, and other factors. In any of these circumstances, the Company may require substantially more funds than are currently available or than management currently intends to raise.

Management believes the Company's existing unrestricted cash and cash equivalents, and the grants received or awarded and awaiting disbursement of, will be sufficient to meet the Company's planned expenditures through at least the next twelve months, although there can be no assurance the Company will not require additional funds. Management may seek to satisfy future funding requirements through public or private offerings of securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies or from other sources or by issuance of debt.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due and, ultimately, to generate sufficient revenues for profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing financing efforts, obtaining additional research grants and entering into research and development agreements with other entities.

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

Restricted Funds on Deposit - Restricted funds on deposit consist of cash on deposit at a bank which is restricted for use in accordance with a clinical research subcontract with UNC and/or those from a malaria drug development agreement with The Medicines for Malaria Venture ("MMV").

Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specific limits. Balances in excess of FDIC limits are uninsured.

Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of December 31, 2004 and March 31, 2004, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of December 31, 2004 and March 31, 2004. Recognition of any investment income on the equity method for the Company's investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

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

Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Basic net income (loss) and diluted loss per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as basic net loss per share for the three and nine month periods ended December 31, 2004 and December 31, 2003, as the Company's outstanding common stock options and warrants and conversion features of Series A, B, C, and D Convertible Preferred Stock were anti-dilutive.

Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three and nine month periods ended December 31, 2004 and 2003, respectively.

New Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

3. EXCHANGE OF LAND USE RIGHTS

On November 28, 2003, the Company entered into a share purchase agreement and deed of indemnity (the "Share Purchase Agreement") as related to the purchase of shares of Super Insight Limited ("Super Insight") and an allonge ("Allonge") to the Share Purchase Agreement as related to the purchase of shares of Super Insight and Immtech Hong Kong Limited with Mr. Chan Kon Fung ("Mr. Chan"), Lenton, Super Insight and Immtech Hong Kong Limited. Pursuant to the terms of the Share Purchase Agreement and the Allonge, Immtech purchased (i) from Mr. Chan 100% of Super Insight and its wholly-owned subsidiary, Immtech Life Science Limited ("Immtech Life Science") and (ii) from Lenton 100% of Lenton's interest in Immtech Hong Kong. As payment for the shares of Super Insight and Immtech Hong Kong, Immtech transferred to Mr. Chan Immtech's 80% interest in Lenton and paid $400,000 in cash.

Immtech Life Science has land-use rights through May 2051 for two floors of a newly-constructed building located in the Futian Free Trade Zone, Shenzen, in the People's Republic of China.

This transaction resulted in the surrender of the Company's ownership interest in Lenton and the consolidation of the Company's wholly-owned subsidiary, Super Insight. The primary assets of both Lenton and Super Insight were land-use rights in China. This transaction did not impact the Company's statement of operations.

4. STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $22,672 and $55,250 of accrued preferred stock dividends as of December 31, 2004 and March 31, 2004, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain anti-dilution adjustments, as defined in the Series A Certificate of Designation. On October 15, 2004, the Company issued 6,026 shares of common stock and paid $136 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2003, the Company issued 4,010 shares of common stock and paid $296 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 2,961 shares of common stock and paid $352 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2003, the Company issued 23,316 shares of common stock and paid $96 in lieu of fractional common shares as dividends on the preferred shares. There were no conversions of Series A Convertible Preferred Stock during the three month period ended December 31, 2004. During the three month period ended December 31, 2003, certain preferred stockholders converted 17,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 96,238 shares of common stock. During the nine month periods ended December 31, 2004 and 2003, certain preferred stockholders converted 8,400 and 62,000 shares of Series A Convertible Preferred Stock, including accrued dividends for 47,942 and 353,667 shares of common stock, respectively.

The Company may at any time require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price provided that the closing bid price for the Company's common stock exceeds

$9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price A. The Conversion Price is subject to certain anti-dilution adjustments, as defined in the Series A Certificate of Designation.

The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of common stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment for dilution) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $8,142 and $17,968 of accrued preferred stock dividends as of December 31, 2004 and March 31, 2004, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain anti-dilution adjustments, as defined in the Series B Certificate of Designation. On October 15, 2004, the Company issued 2,213 shares of common stock and paid $34 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2003, the Company issued 1,130 shares of common stock and paid $139 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 974 shares of common stock and paid $107 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2003, the Company issued 11,049 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. There were no conversions of Series B Convertible Preferred Stock during the three month and nine month periods ended December 31, 2004. During the three month period ended December 31, 2003, certain preferred stockholders converted 800 shares of Series B Convertible Preferred Stock, including accrued dividends, for 5,002 shares of common stock. During the nine month period ended December 31, 2003, certain preferred stockholders converted 36,800 shares of Series B Convertible Preferred Stock, including accrued dividends, for 232,851 shares of common stock.

The Company may at any time require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. The Conversion Price B is subject to certain anti-dilution adjustments, as defined in the Series B Certificate of Designation.

The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of common stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment for dilution) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $27,573 and $66,586 of accrued preferred stock dividends as of December 31, 2004 and March 31, 2004, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain anti-dilution adjustments, as defined in the Series C Certificate of Designation. On October 15, 2004, the Company issued 7,161 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2003, the Company issued 4,893 shares of common stock and paid $594 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 3,534 shares of common stock and paid $397 in lieu of fractional common shares as dividends on the preferred shares. There were no conversions of Series C Convertible Preferred Stock during the three month period ended December 31, 2004. During the nine month period ended December 31, 2004, certain preferred stockholders converted 7,852 shares of Series C Convertible Preferred Stock, including accrued dividends, for 44,611 shares of common stock. During the three and nine month periods ended December 31, 2003, certain preferred stockholders converted 28,080 shares of Series C Convertible Preferred Stock, including accrued dividends, for 159,018 shares of common stock.

During the nine month period ended December 31, 2003, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $288,000 of cash offering costs). The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the nine month period ended December 31, 2003.

The Company may at any time require that any or all outstanding shares of Series C Convertible Preferred Stock be converted into shares of common stock, provided that the shares of common stock into which the Series C Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series C Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price C provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversions, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price C. The Conversion Price C is subject to certain anti-dilution adjustments, as defined in the Series C Certificate of Designation.

The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series C Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Convertible Preferred Stock into shares of common stock during the 30 day period. The Series C Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series C Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment for dilution) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series C Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $63,300 and $56,712 of accrued preferred stock dividends as of December 31, 2004 and March 31, 2004, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain anti-dilution adjustments, as defined in the Series D Certificate of Designation. On October 15, 2004, the Company issued 16,669 shares of common stock and paid $173 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 3,340 shares of common stock and paid $447 in lieu of fractional common shares as dividends on the preferred shares. During the three and nine month periods ended December 31, 2004, certain preferred stockholders converted 2,520 shares of Series D Convertible Preferred Stock, including accrued dividends, for 7,012 shares of common stock.

The Company may at any time require that any or all outstanding shares of Series D Convertible Preferred Stock be converted into shares of common stock, provided that the shares of common stock into which the Series D Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series D Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price D provided that the closing bid price for our common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price D. The Conversion Price D is subject to certain anti-dilution adjustments, as defined in the Series D Certificate of Designation. The Series D Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series D Convertible Preferred Stock shall be entitled to 2.7778 votes (subject to adjustment for dilution) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series D Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

Common Stock - On March 21, 2003, the Company entered into an Investor Relations Agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") for financial consulting services and public relations management to be provided over a 12-month period. As consideration for services to be performed under the agreement, the Company issued to Fulcrum, ratably over the term in monthly installments, 100,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock at prices ranging from $6.00 to $15.00 per share. The common shares and warrants were issued, and the related expense was recognized, on a pro-rata basis over the contract period. During the three month period ended December 31, 2003, 25,000 common shares were issued and a general and administrative expense of $358,750 was recorded based on the market value of the common stock on the date of issuance. During the nine month period ended December 31, 2003, 75,000 common shares were issued and a general and administrative expense of $831,669 was recorded based on the market value of the common shares on the date of issuance. Also, during the three month period ended December 31, 2003, warrants to purchase 87,500 shares of common stock were issued and a general and administrative expense of $588,355 was recorded based on the value of the warrants using the Black-Scholes option valuation model. During the nine month period ended December 31, 2003, warrants to purchase 262,500 shares of common stock were issued and a general and administrative expense of $1,468,835 was recorded based on the value of the warrants using the Black-Scholes option valuation model.

On July 25, 2003, the Company entered into a consulting agreement with Fulcrum to identify and negotiate with stock exchanges to list the common stock of the Company and to assist the Company to prepare applications to list the common stock of the Company on a stock exchange. As consideration for services under this agreement, upon the listing of the Company's common stock on the American Stock Exchange on August 11, 2003, the Company issued to Fulcrum 100,000 shares of common stock, resulting in the recognition of general and administrative expenses of $1,400,000 during the nine month period ended December 31, 2003, based on the market value of the Company's common stock on the date of issuance.

On March 21, 2003, the Company entered into a Finder's Agreement with Wyndham Associates Limited ("Wyndham") to identify potential strategic partners and assist the Company to raise equity financing. As consideration for the services performed under the agreement, the Company issued to Wyndham on June 20, 2003, 220,000 shares of common stock valued at $1,397,000 based on the market value of the Company's common stock on the date of issuance. That amount was recorded as offering costs during the nine month period ended December 31, 2003. There were no common shares issued or expenses incurred with respect to this agreement during the three month period ended December 31, 2003 or the three and nine month periods ended December 31, 2004.

In September 2003, the Company entered into a second Finder's Agreement with Wyndham to identify potential strategic partners and assist the Company in private placements of debt or equity securities with proceeds to the Company of not less than $20 million through December 2003. The Company advanced to Wyndham a refundable retainer fee of $160,000 against a cash fee for Wyndham's services equal to 8.0% of funds received by the Company from investors introduced by Wyndham. The private placements contemplated in September 2003 were not completed by December 2003 or at all. The Company requested but Wyndham did not return the retainer fee. The Company has written off the retainer fee as uncollectible.

On July 16, 2003, the Company entered into an agreement with China Harvest International Ltd. ("China Harvest") for services to be provided to assist the Company in obtaining regulatory approval to conduct clinical trials in China. As consideration for these services, the Company granted China Harvest warrants to purchase 600,000 shares of common stock from the Company at $6.08 per share. These warrants are fully vested and have an exercise period of five years from the date of grant. During the nine month period ended December 31, 2003, approximately $2,744,000 was recorded as general and administrative expenses, based on the estimated value of the warrants using the Black-Scholes option valuation model.

On July 16, 2003, the Company entered into a consulting agreement with Mr. David Tat-Koon Shu for services to assist the Company with the formation of a subsidiary and to gain regulatory approvals to enter into clinical trials in China. As compensation for his services, Mr. Shu was granted 10,000 shares of the Company's common stock and a general and administrative expense of $62,900 was recorded during the nine month period ended December 31, 2003 based on the market value of the common stock on the date of issuance.

On July 30, 2004 the Company completed a secondary public offering of its common stock wherein the Company sold 899,999 shares of common stock resulting in net proceeds to the Company of approximately $8,384,000. The shares were sold to the public at $10.25 per share.

Common Stock Options - On October 12, 2000, the Company's stockholders ratified the board's approval of the Company's 2000 Stock Incentive Plan pursuant to which the Company's board of directors are empowered to grant equity incentives to certain employees and other nonemployees who have been engaged to assist the Company in various research and administrative capacities. The 2000 Stock Incentive Plan provided for the issuance of up to 350,000 shares of common stock in the form of incentive options, non-qualified stock options and common stock awards. At the stockholders' meeting held November 15, 2002, the stockholders approved the first amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance thereunder from 350,000 shares to 1,100,000 shares. At the stockholders' meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. Incentive stock options may not be granted with exercise prices less than fair market value on the date of grant.

The Company has granted common stock options to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from zero to four years and generally expire after five or ten years. During the three month period ended December 31, 2004, the Company issued 165,000 options to purchase shares of common stock to employees and directors. During the three month period ended December 31, 2003, the Company issued 164,500 options to purchase shares of common stock to employees and directors. During the three and nine month periods ended December 31, 2003, 3,500 options expired and were available to be reissued. As of December 31, 2004, there were 1,098,250 shares available for grant.

During the three month periods ended December 31, 2004 and 2003, the Company did not issue any options to purchase shares of Company common stock to nonemployees other than options issued to Company directors. However, during the three month periods ended December 31, 2004 and 2003, the Company recognized expenses of approximately $19,000 and $66,000, respectively, related to certain options issued during prior years which vest over a four year period. During the nine month periods ended December 31, 2004 and 2003, the Company issued options to purchase 20,000 and 22,000 shares of common stock, respectively, to nonemployees and recognized research and development expenses of $322,000 and $201,000, respectively, related to these options and certain options issued during prior years which vest over a four year period. The expense was determined based on the estimated fair value of the options issued using the Black-Scholes option valuation model.

During the three month periods ended December 31, 2004 and 2003, there were no options exercised. During the nine month periods ended December 31, 2004 and 2003, there were options exercised to purchase 18,000 and 9,218 shares of common stock, respectively.

Since inception, no stock awards have been granted under the Company's 2000 Stock Incentive Plan.

Warrants - On July 20, 2004, the Company's board of directors approved a four-year exercise extension to warrants to purchase 225,000 shares of the Company's common stock which were originally issued to RADE Management Corporation ("RADE") on July 24, 1998. The expiration dates for these warrants, which have an exercise price of $6.47 per share, were extended from July 24, 2004 to July 24, 2008. The Company has recorded a non-cash charge during the nine month period ended December 31, 2004 of $1,032,000, determined using the Black-Scholes option pricing model. Additionally, the Company's board of directors approved a four-year exercise extension to warrants to purchase 750,000 shares of the Company's common stock which were originally issued to RADE on October 12, 1998. The expiration dates for these warrants, which have an exercise price of $6.47 per share, were extended from October 12, 2004 to October 12, 2008. The Company has recorded a non-cash charge during the three month period ended December 31, 2004 of $3,498,000, determined using the Black-Scholes option pricing model.

In connection with the secondary public offering completed on July 30, 2004, the underwriter (Jeffries & Company, Inc.) was granted a warrant to purchase 80,100 shares of common stock at an exercise price of $12.81 per share. The warrant is exercisable for five years from the date of grant and has standard anti-dilution protection for recapitalizations.

During the three month periods ended December 31, 2004 and 2003, warrants to purchase 56,000 and 83,350 shares of common stock were exercised, resulting in proceeds to the Company of $336,000 and $530,000, respectively. During the nine month periods ended December 31, 2004 and 2003, warrants to purchase 76,390 and 539,350 shares of common stock were exercised, resulting in proceeds to the Company of $442,000 and $4,354,000, respectively.

Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

During the three month and nine month periods ended December 31, 2004, the Company issued 165,000 and 322,000 options, respectively, to purchase shares of common stock to employees and directors. During the three month and nine month periods ended December 31, 2003, the Company issued 164,500 options to purchase shares of common stock to employees and directors. If the Company had recognized compensation expense for the current and historical options granted during the three and nine month periods ended December 31, 2004 and 2003, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                    Three Months Ended               Nine Months Ended
                                                                        December 31,                    December 31,
                                                                    2004            2003            2004            2003
                                                               ----------------------------    ----------------------------

Net loss attributable to common shareholders -
  as reported                                                  $ (6,483,753)   $ (2,865,201)   $(11,347,583)   $(12,119,135)

Add: stock-based compensation expense to
  employees and directors included in reported
  net loss                                                               --              --              --              --

Deduct: total stock-based compensation expense
  determined under fair value method for awards to
  employees and directors                                          (904,251)       (359,229)     (2,477,995)       (553,180)
                                                               ------------    ------------    ------------    ------------

Net loss attributable to common stockholders -
  pro forma                                                    $ (7,388,004)   $ (3,224,430)   $(13,825,578)   $(12,672,315)
                                                               ============    ============    ============    ============

Basic and diluted net loss per share attributable
  to common stockholders - as reported                         $      (0.60)   $      (0.31)   $      (1.08)   $      (1.39)
                                                               ============    ============    ============    ============

Basic and diluted net loss per share attributable
  to common stockholders - pro forma                           $      (0.68)   $      (0.35)   $      (1.32)   $      (1.45)
                                                               ============    ============    ============    ============

5. COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

The Company earns revenues under various collaborative research agreements. Under the terms of these arrangements, the Company has generally agreed to perform best efforts research and development and, in exchange, the Company may receive advanced cash funding and may also earn additional fees for the attainment of certain milestones.

The Company initially acquired its rights to the platform technology and dications developed by a consortium of universities consisting of UNC, Georgia State University, Duke University and Auburn University (the "Scientific Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, Pharm-Eco Laboratories, Inc. ("Pharm-Eco"), and UNC (to which each of the other members of the Scientific Consortium agreed shortly thereafter to become a party). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Scientific Consortium and previously licensed or optioned to Pharm-Eco and licensed to the Company in accordance with the Consortium Agreement (the "Current Compounds"), and all technology and compounds developed by the Scientific Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Scientific Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

The Consortium Agreement contemplated that upon the completion of the Company's initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, Pharm-Eco and the Company, with respect to the Current Compounds, and UNC (on behalf of the Scientific Consortium), and the Company, with respect to Future Compounds, would enter into license agreements for, or assignments of, the intellectual property rights relating to the Compounds held by Pharm-Eco and the Scientific Consortium; pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

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

As a result of the completion of the IPO, the Company issued an aggregate of 611,250 shares of common stock, of which 162,500 shares were issued to the Scientific Consortium and 448,750 shares were issued to Pharm-Eco or persons designated by Pharm-Eco.

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

As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Scientific Consortium whereby the Company received the exclusive license to commercialize dication technology and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company's existing license with the Scientific Consortium with regard to the Current Compounds. Also pursuant to the Consortium Agreement, Pharm-Eco agreed to transfer to the Company the worldwide exclusive license to use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on dications developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to Pharm-Eco. In March 2001, Pharm-Eco assigned the license to us. The Consortium Agreement provides us with rights to the Scientific Consortium's library of over 2,000 well-defined aromatic cationic compounds/dications and to future technology to be designed by the Scientific Consortium.

In July 2004, the Company was awarded an SBIR grant from the NIH of $107,000 as a grant to research on "Aromatic Dication Prodrugs for CNS Trypanosomiasis". During the three month period ended December 31, 2004, the Company recognized revenues of approximately $63,000 and expensed payments of approximately $18,000. During the nine month period ended

December 31, 2004, the Company recognized revenues of approximately $63,000 and expensed payments of approximately $63,000. Approximately $33,000 of the grant was paid to UNC and certain other Scientific Consortium members for contracted research related to the grant.

During the three month and nine month periods ended December 31, 2004, the Company expensed approximately $172,000 and $476,000, respectively of other payments to UNC and other Scientific Consortium members for patent related costs and other contracted research. During the three month and nine month periods ended December 31, 2003, the Company expensed approximately $177,000 and $404,000, respectively, of other payments to UNC and other Scientific Consortium members for patent related costs and other contracted research. Total payments expensed to UNC and other Scientific Consortium members were approximately $190,000 and $509,000 during the three month and nine month periods ended December 31, 2004, respectively. Total payments expensed to UNC and other Scientific Consortium members were approximately $177,000 and $404,000, during the three month and nine month periods ended December 31, 2003, respectively. Included in accounts payable as of December 31, 2004 and March 31, 2004, were approximately $107,000 and $132,000, respectively, due to UNC and other Scientific Consortium members.

In November 2000, The Bill & Melinda Gates Foundation (the "Gates Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat human Trypanosomiasis (African sleeping sickness) and leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period, to conduct certain clinical and research studies.

In April 2003, the Gates Foundation awarded a $2,713,124 supplemental grant to UNC for the expansion of phase IIB/III human clinical trials for treatment of human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company is to receive, pursuant to the clinical research subcontract with UNC, $2,466,475 of the supplemental grant bringing the total clinical research subcontract funding available to the Company to $12,266,475. Grant funds paid in advance of the Company's delivery of services are treated as restricted funds, must be segregated from other funds and used only for the purposes specified. Through the year ended March 31, 2004 the Company received $8,705,000 under the clinical research subcontract and during the three and nine month periods ended December 31, 2004, the Company has received no additional funds. Approximately $2,335,000 and $1,614,000 were utilized for clinical and research purposes conducted and expensed during the nine month periods ended December 31, 2004 and 2003, respectively. Approximately $769,000 and $471,000 were utilized for clinical and research purposes conducted and expensed during the three month periods ended December 31, 2004 and 2003, respectively. The Company recognized revenues of approximately $8,705,000 from inception of this grant through December 31, 2004 for services performed under this agreement, including approximately $1,465,000 and $1,614,000 during the nine month periods ended December 31, 2004 and 2003, respectively, and none and $471,000 during the three month periods ended December 31, 2004 and 2003, respectively.

On November 26, 2003, the Company entered into a testing agreement ("Malaria Testing Agreement") with The Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC, pursuant to which the Company, with the support of MMV and UNC, is conducting a proof of concept study of the dicationic drug candidate DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malaria drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria.

Under the terms of the Malaria Testing Agreement, MMV has committed to advance funds to Immtech to pay for human clinical trials and regulatory preparation and filing costs for the approvals to market DB289 for treatment of malaria by at least one internationally accepted regulatory body and one malaria endemic country. The funding under the Malaria Testing Agreement is for the performance of specific research and is not subject to maximum funding amounts. The term of the funding is three years and is subject to annual renewals. The Company has forecasted such costs to be approximately $8.2 million over the three years. In return for MMV's funding, the Company is required, when selling malaria drugs derived from this research into "malaria endemic countries," as defined, to sell such drugs at affordable prices. As used in the Malaria Testing Agreement, an affordable price means a price not be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. There are no price constraints on product sales into non-malaria endemic countries. The Company must, however, pay to MMV a royalty not to exceed 7% of net sales, as defined, on product sales into non-malaria endemic countries, until the amount funded under the Malaria Testing Agreement and amounts funded under a related discovery agreement between MMV and UNC is refunded at face value to MMV.

MMV has agreed to fund the forecasted amount based on progress achieved. Through the period ended December 31, 2004, the Company received approximately $3,024,000 and during the three and nine months ended December 31, 2004, the Company received approximately $1,281,000 and $2,356,000, respectively. The Company recognized revenues of approximately $262,000 and $1,359,000 during the three and nine month periods ended December 31, 2004, respectively, for expenses incurred related to activities within the scope of the Malaria Testing Agreement. The Company recognized revenues of approximately $184,000 during the three and nine month periods ended December 31, 2003. At December 31, 2004, the Company recorded approximately $1,363,000 as deferred revenue with respect to this agreement.

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

                                 * * * * * *

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations.
            ----------------------

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I,
Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements
--------------------------

Certain statements contained in this report and in the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this report and in our annual report on Form 10-K, as amended, the following (i) we are in an early stage of product development, (ii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iii) the possibility that we or our collaborators will not successfully develop any marketable products, (iv) the possibility that advances by competitors will cause our product candidates not to be viable, (v) uncertainties as to the requirement that a drug product may not be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug product candidates, (vi) risks relating to requirements for approvals by governmental agencies, such as the U.S. Food & Drug Administration ("FDA") and the FDA's foreign counterparts, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (vii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (viii) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (ix) the possibility that any products successfully developed by us will not achieve market acceptance and (x) other risks and uncertainties not described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General
-------

Our current revenues are primarily derived from ventures with our research partners, research and testing agreements and grants, related to the development and commercialization of oral treatments for diseases such as malaria, Pneumocystis pneumonia, fungal infections, tuberculosis and hepatitis, and tropical diseases such as African sleeping sickness and leishmaniasis. The

Company has worldwide, exclusive rights to commercialize a dicationic pharmaceutical platform from which a pipeline of products may be developed to target large, global markets.

Program Updates
---------------

Phase 1 Dose-Escalating Trial. On October 14, 2004, we announced the successful completion of a supplemental human Phase I pharmacokinetic (the study of the amount, or concentration, of a drug in the blood) study of DB289. The trial was designed to assess the safety and pharmacokinetics of once- or twice-daily oral dosing of 200 mg., 400 mg. and 600 mg. of DB289, over a three-day period, in a 75 subject population that included African, Asian and Caucasian volunteers. The study showed that, at all dosage levels tested, sufficient concentrations of the drug were measured for a period thought to be effective in the treatment of malaria. The goal of the study was to assess whether DB289 could be dosed once-daily for 3 days, a frequency and duration of therapy that will subsequently be studied in the treatment of malaria.

Completion of Patient Enrollment in Pneumocystis Pneumonia Trial. On October 27, 2004 we announced the completion of enrollment of our Phase II human trial of DB289 for treatment of Pneumocystis pneumonia ("Pneumocystis pneumonia" or "PcP") in Peru. All of the patients were infected with HIV and had been diagnosed with AIDS, had acute PcP and had failed standard therapy. Patients were treated with DB289 100 mg. twice daily for 21 days. Preliminary results indicated that PcP patients treated with DB289 returned to normal lung function during the trial period which included a three-month post-treatment follow-up examination. DB289 was well tolerated, with no significant adverse events related to the administration of DB289.

Conclusion of Phase IIb Extended Dose Regimen African Sleeping Sickness Trial. On November 9, 2004, we announced the successful completion of enrollment of thirty patients in an extended dose regimen of DB289 for the treatment of early-stage African sleeping sickness conducted at two sites in the Democratic Republic of Congo. In the open label trial, the patients were given DB289 100 mg twice daily orally for ten days. All thirty patients cleared the African sleeping sickness parasite at the end of the treatment period and remained disease free at the 3-month follow-up, which was the primary endpoint for the trial. No significant adverse events were reported. Medical investigators will continue to monitor the patients at 6, 12, 18 and 24 month follow-up evaluations to check for any recurrence of the disease. These results support the use of the 10 day regimen of DB289 in the randomized, controlled Phase III pivotal trial of DB289 vs pentamidine (the current standard therapy for early stage patients) scheduled in multiple sites in Angola, southern Sudan, and the Democratic Republic of Congo.

Commencement of DB289 Formulation Trial. On January 24, 2005, we announced the commencement of a human Phase I trial to compare the current capsule formulation with two new tablet formulations of DB289. The study in progress in Florida in 42 healthy volunteers will test the consistency of absorption of DB289 into the blood of each of the three formulations and any differences in absorption between the capsule and tablet formulations. Each volunteer will take one 100 mg. dose of each formulation, in random order, with successive doses after a seven day interval. The tablets are lower in cost to manufacture and are expected to be more stable and easier to ship, store and dispense in tropical climates with high temperature and humidity.

Results of Operations
---------------------

With the exception of certain research funding agreements and grants, we have not generated revenue from operations. For the period from inception, October 15, 1984, to December 31, 2004, we incurred cumulative net losses of approximately $66,899,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

      o payments pursuant to research funding agreement and certain grants from The University of North Carolina at Chapel Hill ("UNC") and The Medicines for Malaria Venture ("MMV"), and other foundations and research collaborators under arrangements that may be entered into in the future;

      o research grants, such as Small Business Technology Transfer Program ("STTR") grants and Small Business Innovation Research ("SBIR") grants;

      o collaborative or other arrangements with pharmaceutical or biotechnology companies; and

      o     the sale of equity securities or borrowed funds.

The timing and amounts of research funding and grant revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and our results of operations for any period may be unrelated to the results of operations for any other period.

Three Month Period Ended December 31, 2004 Compared with the Three Month Period Ended December 31, 2003.

Revenues under collaborative research and development agreements were approximately $325,000 and $654,000 for the three month periods ended December 31, 2004 and December 31, 2003, respectively. For the three month period ended December 31, 2004, there were no revenues recognized related to a clinical research subcontract between us and UNC, compared to $470,000 for the three month period ended December 31, 2003. The clinical research subcontract relates to a grant from The Bill & Melinda Gates Foundation ("Gates Foundation") to UNC to develop new drugs to treat trypanosomiasis (African sleeping sickness) and leishmaniasis. This program was initiated in March 2001. For the three month period ended December 31, 2004, there were revenues recognized of approximately $262,000 related to the testing agreement with MMV, compared to revenues of $184,000 for the period ended December 31, 2003. The MMV testing agreement was effective as of November 26, 2003. For the three month period ended December 31, 2004, there were revenues recognized of approximately $63,000 relating to an SBIR grant, compared to no revenues for the three month period ended December 31, 2003. Research and development, and grant revenue is recognized as earned when the related services or tasks are completed, according to Company estimates, under the terms of the agreements. Research and development and grant funds received prior to completion of the related services or tasks are recorded as deferred revenues.

Research and development expenses increased to approximately $1,441,000 from approximately $814,000 for the three month periods ended December 31, 2004 and December 31, 2003, respectively. Expenses related to the MMV testing agreement increased from $182,000 in the three month period ended December 31, 2003 to approximately $261,000 in the three month period ended December 31, 2004. Expenses relating to the clinical research subcontract with UNC increased from approximately $470,000 in the three month period ended December 31, 2003 to approximately $769,000 for the three month period ended December 31, 2004. Other pre-clinical and clinical trial expenses for the three month period ended December 31, 2004 increased approximately $248,000 from the corresponding three month period in 2003.

General and administrative expenses increased for the three month period ended December 31, 2004 to approximately $5,271,000 from approximately $2,580,000 for the corresponding three month period ended December 31, 2003. The increase was primarily due to non-cash expenses related to stock and warrant issuances: (1) for the period ended December 31, 2004, approximately $3,498,000 was recorded for the extension of the exercise term of warrants to purchase 750,000 shares of common stock originally issued to RADE Management, compared to (2) for the period ended December 31, 2003 (i) approximately $947,000 was recorded for the vesting of 25,000 shares of a 100,000 share issuance of common stock and the vesting of 87,500 shares of warrants to purchase 350,000 shares of common stock, each issued to Fulcrum Holdings of Australia, Inc. relating to the agreements signed March 21, 2003 and (ii) approximately $247,000 relating to the vesting of warrants to purchase 20,000 shares of common stock resulting from the attainment of certain stock price milestones on warrants issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group, LLC), on July 31, 2002. Legal fees were relatively unchanged from approximately $502,000 during the three month period ended December 31, 2003 and approximately $504,000 for the three month period ended December 31, 2004. Each of accounting and patent fees decreased from approximately $87,000 and $184,000 for the three month period ended December 31, 2003, to $35,000 and $88,000, respectively, for the same period ended December 31, 2004. Contract services and public relations fees increased from approximately $81,000 to approximately $347,000 during the three month periods ended December 31, 2003 and December 31, 2004, respectively. Primarily due to increased staffing, payroll increased approximately $153,000 for the three month period ended December 31, 2003 compared to the corresponding period in 2003; business travel and insurance expenses also increased approximately $137,000 over the same periods.

Interest income for the three month period ended December 31, 2004 was approximately $48,000. Interest income for the three month period ended December 31, 2003 was approximately $5,900. The increase in interest income is due to an increase in available funds invested and an increase in the interest rate paid on invested funds. We had no interest expense during the three month period ended December 31, 2004 and December 31, 2003.

We incurred a net loss of approximately $6,339,000 for the three month period ended December 31, 2004 as compared with a net loss of approximately $2,735,000 for the three month period ended December 31, 2003. The increase in net loss was due primarily to an increase in general and administrative expenses which was predominately attributable to non-cash expenses related to stock and warrant issuances for services.

Nine Month Period Ended December 31, 2004 Compared with the Nine Month Period ended December 31, 2003.

Revenues under collaborative research and development agreements were approximately $2,887,000 and $1,798,000 for the nine month periods ended December 31, 2004 and December 31, 2003, respectively. For the nine month period ended December 31, 2004 there were revenues recognized of approximately $1,465,000 relating to the clinical research subcontract with UNC, and approximately $1,359,000 relating to the testing agreement with MMV, while for the nine month period ended December 31, 2003, there were revenues recognized of approximately $1,614,000 relating to the clinical research subcontract and approximately $184,000 relating to the MMV testing agreement. Additionally, for the nine month period ended December 31, 2004, there were revenues recognized of approximately $63,000 relating to an SBIR grant. There were no corresponding SBIR grant revenues during the nine month period ended December 31, 2003.

Research and development expenses increased to approximately $4,715,000 during the nine month period ended December 31, 2004 from approximately $2,326,000 in the nine month period ended December 31, 2003. Expenses relating to the clinical research subcontract with UNC increased from approximately $1,601,000 in the nine month period ended December 31, 2003 to approximately $2,331,000 for the nine month period ended December 31, 2004. Expenses related to the MMV testing agreement for the nine month period ended December 31, 2004 were approximately $1,354,000, as compared to $182,000 for the same period in 2003. Expenses relating to pre-clinical and clinical trial costs related primarily to Pneumocystis pneumonia increased from approximately $69,000 in the nine month period ended December 31, 2003 to approximately $138,000 in the nine month period ended December 31, 2004. Pneumocystis pneumonia trial expenses were related primarily to Phase II clinical trial patient enrollment and corresponding sample analysis costs. Other pre-clinical and clinical trial expenses for the nine month period ended December 31, 2004 increased approximately $418,000 from the corresponding nine month period in 2003.

General and administrative expenses decreased during the nine month period ended December 31, 2004 to approximately $9,163,000 from approximately $10,184,000 for the nine month period ended December 31, 2003. The decrease in general and administrative expenses was primarily due to a decrease in non-cash expenses for common stock, stock options and warrant issuances in the nine month period ended December 31, 2004 of approximately $4,773,000 as compared to non-cash stock issuance in the nine month period ended December 31, 2003 of approximately $6,754,000. Non-cash expenses (1) for the nine month period ended December 31, 2004 included (i) approximately $4,530,000 for the extension of the exercise term of warrants to purchase 975,000 shares of common stock originally issued to RADE management, (ii) approximately $233,000 for the issuance of options to purchase 20,000 shares of common stock issued to an individual to assist in developing relationships with Tsinghua University in China, and (iii) approximately $10,000 relating to the cashless exercise of warrants issued to underwriters in connection with the Company's initial public offering, as compared to (2) for the nine month period ended December 31, 2003 (i) approximately $2,744,000 for the issuance of warrants to purchase 600,000 shares of common stock issued to China Harvest International Ltd. as payment for services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) approximately $63,000 for the issuance of 10,000 shares of common stock issued to an individual for consulting services in China, (iii) approximately $1,400,000 for the issuance of 100,000 shares of common stock issued to Fulcrum for assistance with listing the Company's securities on a recognized stock exchange and for consulting services, (iv) approximately $2,300,000 for the vested portion of 75,000 shares of common stock and the vested portion of warrants to purchase 262,500 shares of common stock issued to Fulcrum during the period based on agreements signed March 21, 2003, and (v) approximately $247,000 resulting from attainment of certain stock price milestones which caused the vesting of warrants to purchase 20,000 shares of common stock issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group, LLC) pursuant to an agreement with Pilot dated July 31, 2002.

Patent expenses decreased from approximately $365,000 in the nine month period ended December 31, 2003 to approximately $258,000 during the nine month period ended December 31, 2004. Legal fees decreased from approximately $1,187,000 in the nine month period ended December 31, 2003 to approximately $1,060,000 during the nine month period ended December 31, 2004. For the nine month period ended December 31, 2004 compared to the nine month period ended December 31, 2003, payroll and payroll related expenses increased approximately $323,000 primarily due to increased staffing; related business travel, insurance and contract services increased approximately $551,000 over the same period. Expenses relating to Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech Hong Kong were relatively unchanged at approximately $336,000 for the nine month period ended December 31, 2004 and approximately $327,000 for the nine month period ended December 31, 2003.

Interest income for the nine month period ended December 31, 2004 was approximately $84,000. Interest income for the nine month period ended December 31, 2003 was approximately $11,000. The increase in interest income is due to an increase in average funds invested and an increase in the interest rate paid on invested funds. We had no interest expense during the nine month period ended December 31, 2004 and December 31, 2003.

We incurred a net loss of approximately $10,906,000 for the nine month period ended December 31, 2004 as compared with a net loss of approximately $10,701,000 for the nine month period ended December 31, 2003.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2004, we had approximately $9,919,000 of cash and cash equivalents, substantially all of which were invested in a money market mutual fund.

There were equipment expenditures of approximately $39,000 for the three month period ended December 31, 2004 as compared to equipment expenditures of approximately $6,000 for the three month period ended December 31, 2003. During the nine month periods ended December 31, 2004 and December 31, 2003, equipment purchases were approximately $99,000 and $10,000, respectively.

We periodically receive cash from the exercise of common stock options. During the three month period ended December 31, 2004, no options were exercised and during the nine month period ended December 31, 2004, options to purchase 18,000 shares of common stock were exercised on a cashless basis. During the three and nine month periods ended December 31,

2004, warrants to purchase 56,000 and 76,390 shares of common stock, respectively, were exercised resulting in aggregate payments to us of $336,000 and $442,000.

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures from the end of the quarter through at least the next twelve month period.

Through December 31, 2004, we have financed our operations with:

o proceeds from various private placements of equity securities, an initial public offering, a secondary public offering, exercises of stock options and warrants and other cash contributed from stockholders, which in the aggregate raised approximately $49,429,000;

o funding from research agreements, foundation grants, SBIR grants and Small Business Technology Transfer Program grants and testing agreements of approximately $14,146,000; and

o     the use of stock, options and warrants in lieu of cash compensation.

Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conduct of human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to an agreement, dated January 15, 1997, (the "Consortium Agreement"), among us, and UNC (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium, and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

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

Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to create strategic joint ventures, obtain additional grants, to develop and enter into research, development and/or commercialization agreements with others, and if market conditions are favorable, raise additional capital through equity or debt issuance.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
            -----------------------------------------------------------

The exposure of market risk associated with risk-sensitive instruments is not material to our business, as our operations are conducted primarily in U.S. dollars and we invest primarily in short-term government obligations and other cash equivalents. We intend to develop policies and procedures to manage market risk in the future if and when circumstances require.

Item 4.     Controls and Procedures
            -----------------------

Disclosures and Procedures.
---------------------------

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

There have been no significant changes during the three months ended December 31, 2004 in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Controls over Financial Reporting.
-------------------------------------------

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.
            ------------------

Immtech International, Inc. v. Neurochem Inc.
---------------------------------------------

On August 12, 2003, the Company filed a lawsuit against Neurochem, Inc. alleging that Neurochem misappropriated the Company's intellectual property by filing a series of patent applications relating to compounds synthesized and developed by the Consortium, with whom Immtech has an exclusive license agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat Alzheimer's disease. In the event that any of the tested compounds proved efficacious, Neurochem had the right to exercise an option and enter into an exclusive license for those compounds for the treatment of Alzheimer's and certain other related diseases. Neurochem never exercised the option. Pursuant to the terms of the agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech's prior written consent, to immediately advise Immtech if any compound was worthy of seeking a patent and to cooperate with Immtech and its counsel in filing.

The Company also alleges that Neurochem fraudulently induced the Company into signing the testing agreement, and breached numerous provisions of the testing agreement, thereby blocking the development of the Consortium's compounds for the treatment of Alzheimer's disease. By engaging in these acts, the Company alleges that Neurochem has prevented the public from obtaining the potential benefit of new drugs for the treatment of Alzheimer's disease, which would be in competition with Neurochem's Alzhemed drug.

Since filing the complaint, Neurochem has aggressively sought to have an International Chamber of Commerce ("ICC") arbitration panel hear this dispute, as opposed to the federal district court. The Company recently agreed to have a three member ICC arbitration panel (the "Arbitration Panel") hear and rule on the dispute, based on the expectation of reaching a more timely and economic resolution. In this regard, the hearing is scheduled from September 7, 2005 through September 16, 2005, and the Company anticipates a resolution of this matter by the end of the calendar year.

The Company recently filed a document with the Arbitration Panel that identified the issues to be considered and provided a preliminary estimate of $10 to $30 million in damages that it is seeking.

The Respondents, Neurochem, Inc. and Neurochem (International) Limited also filed a document with the Arbitration Panel that identified the issues it deemed the Arbitration Panel Tribunal should consider and provided a preliminary estimate of $3 million in damages that it is seeking based on its counterclaims.

Item 2.     Change in Securities and Use of Proceeds.
            -----------------------------------------

Recent Sales of Unregistered Securities
---------------------------------------

Common Stock.

None.

Option Exercises.

None.

Conversion of Preferred Stock to Common Stock.

On October 25, 2004, holders of Series D Convertible Preferred Stock ("Series D Stock") converted 2,520 shares of Series D Stock and accrued dividends into 7,012 shares of common stock.

Preferred Stock Dividend Payment.

On October 15, 2004, we issued 32,069 shares of common stock in the aggregate as preferred stock dividends to the holders of outstanding shares of our Series A Stock, Series B Stock, Series C Stock and Series D Stock, pro rata, based on the number of the shares of preferred stock held.

Warrant Exercises.

The table below sets forth dates, shares of common stock purchased, exercise prices paid and aggregate consideration received by us in connection with warrant exercises during the quarter and prior to the filing of this quarterly report on Form 10-Q.

                    Shares of Common         Per Share            Aggregate
     Date           Stock Purchased        Exercise Price       Consideration
       10/1/2004                6,000                 6.00           36,000.00
       12/1/2004               10,000                 6.00           60,000.00
       12/7/2004               10,000                 6.00           60,000.00
      12/13/2004               10,000                 6.00           60,000.00
      12/20/2004               10,000                 6.00           60,000.00
      12/23/2004               10,000                 6.00           60,000.00
        1/4/2005               10,000                 6.00           60,000.00
       1/11/2005               10,000                 6.00           60,000.00
       1/25/2005                4,000                 6.00           24,000.00
                   -------------------     ---------------    ----------------
                               80,000                              $480,000.00

Use of Proceeds.

We intend to use the proceeds from the exercise of warrants for general corporate purposes.

Item 3.     Defaults Upon Senior Securities.
            --------------------------------

None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

                           Votes of the Shareholders.

We held our Annual Meeting on November 12, 2004 at the Westin O'Hare Hotel in Rosemont, Illinois. The following matters were presented to the stockholders:
(1) election of seven directors to serve until the next annual meeting of the stockholders, (2) Proposal No. 1 - to approve an amendment to our First Amended and Restated Immtech International Inc. 2000 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,100,000 shares to 2,200,000 shares and (3) Proposal No. 2 - to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending March 31, 2005. The results of the votes are as follows:

The following individuals were elected              Votes        Authority
Directors by the Shareholders:                       For          Withheld
                                                 ----------      ---------
T. Stephen Thompson                              10,495,102        133,298
Cecilia Chan                                     10,252,193        376,207
Harvey M. Colten, M.D.                           10,445,879        182,521
Judy Lau                                         10,446,075        182,325
Levi Lee, M.D.                                   10,499,402        128,998
Eric L. Sorkin                                   10,200,556        427,844
Frederick W. Wackerle                             7,727,046      2,901,354


                                  Votes             Votes
                                   For             Against          Abstain
                               ----------         ---------        ---------

Proposal 1 - Amendment of
the 2000 Stock Incentive Plan   5,711,021        4,826,943*          90,436

Proposal 2 - Ratification
of Deloitte & Touche LLP
as independent auditors        10,461,489           68,791           98,120

* Pursuant to the Company's Proxy Statement on Schedule 14A dated October 12, 2004, "broker non-votes" were counted as votes against the proposal. Broker non-votes occur when a beneficial owner of shares held in "street name" at a brokerage fails to give the broker instructions as to how to vote the shares on a particular proposal. Brokers are prohibited from voting shares held in custodial accounts other than for certain specified matters such as appointment of auditors.

Item 5.     Other Information.
            ------------------

Employee Update
---------------

Since July 1, 2004, through the fiscal quarter ended December 31, 2004, and to date, we have added eight new employees. Our new hires include a chief medical officer, a director of commercial development, a director of global regulatory compliance, a general counsel, a manager of information technology, a manager of analytical development and a manager of accounting who assists with Sarbanes-Oxley Section 404 compliance. With our new hires, our staff has increased to 19 employees, 11 of whom hold advanced degrees, 7 of whom work in support of clinical trials, research and development and regulatory compliance and the other 12 work in general and administrative capacities which includes business development, investor relations, finance, legal and administration.

Amendment to By-Laws
--------------------

On July 14, 2000, by unanimous written consent, the Company's board of directors voted to amend Article II, Section 1 of the Company's By-laws to change the time within which the Company must hold its annual meeting. The board determined that the by-law that required the Company to hold its annual meeting within 120 days of the close of the Company's fiscal year was impractical for a public company and therefore revised the by-law to permit the Company to hold its annual meeting "on such date and at such time and place as the [Company's] board of directors may determine". The By-law amendment is attached hereto as Exhibit 3.1

Item 6.     Exhibits, and Reports on Form 8-K.
            ----------------------------------

1.    Exhibits.

      See Exhibit Index, page 33.

2.    Reports on Form 8-K.

We filed the following reports on Form 8-K during our third fiscal quarter.

On October 8, 2004 we filed a Current Report on Form 8-K announcing the completion of a five-year extension to the Company's office lease in Vernon Hills, IL. The lease extension is through March 15, 2010.

On October 27, 2004 we filed a Current Report on Form 8-K announcing receipt of a third advance payment in the amount of $1,280,724 (aggregating to approximately $3.023 million) from The Medicines for Malaria Venture.

                                  Exhibit Index
                                  -------------

3.1 Amendment to the By-Laws of Immtech International, Inc. effective as of July 14, 2000.

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


                                   IMMTECH INTERNATIONAL, INC.



Date:  February 9, 2005            By: /s/ T. Stephen Thompson
                                      ------------------------------------------
                                       T. Stephen Thompson
                                       President and Chief Executive Officer



Date:  February 9, 2005            By: /s/ Gary C. Parks
                                      ------------------------------------------
                                       Gary C. Parks
                                       Treasurer and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)