Form 10-K
period 2005-03-31
IMMTECH INTERNATIONAL INC
filed 2005-06-14
CIK 882509

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2005.

|__| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from [___] to [___].

                        Commission file number 000-25669

                           IMMTECH INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                39-1523370
---------------------------------                           -------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

   150 Fairway Drive, Suite 150,
      Vernon Hills, Illinois                                             60061
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code: (847) 573-0033

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                           -------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

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

Yes |X| No |_|

The aggregate market value of our common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common stock as of June 10, 2005, was $148,005,516.

As of June 10, 2005, the total number of shares of the registrant's common stock outstanding was 11,409,178 shares.

Documents incorporated by reference.      None.

                           IMMTECH INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                                                            Page

                                     PART I.

ITEM 1.     BUSINESS.........................................................1

ITEM 2.     PROPERTIES......................................................44

ITEM 3.     LEGAL PROCEEDINGS...............................................44

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............46

                                    PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................46

ITEM 6.     SELECTED FINANCIAL DATA.........................................50

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................52

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......63

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................63

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................63

ITEM 9A     CONTROLS AND PROCEDURES.........................................63

                                    PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............64

ITEM 11.    EXECUTIVE COMPENSATION..........................................70

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................73

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


                                    PART I.

ITEM 1. BUSINESS

A. Business Overview

      Immtech International, Inc. is a pharmaceutical company advancing the development and commercialization of oral drugs to treat infectious diseases and extending its proprietary aromatic cation technology platform to the treatment of cancer, diabetes and other diseases. We have advanced clinical programs that include new treatments for malaria, Pneumocystis pneumonia ("PCP") and African sleeping sickness (trypanosomiasis), and drug development programs for fungal infections and tuberculosis. We hold worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted us a worldwide license and exclusive rights to commercialize products from, and license rights to, the technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium").

      Our strategy is to develop and commercialize a pipeline of new oral drugs to treat infectious diseases and other disorders utilizing a proprietary library of aromatic cation compounds. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the World Health Organization ("WHO"). Relatively few new drugs to treat acute infectious diseases have been brought to market during this period. New drugs are needed to overcome the health risks from multi-drug resistant pathogens and to address the increasing number of new pathogens that are causing disease. We are developing a new paradigm focused on reducing the time and cost to develop drugs aimed at solving global health issues.

      Since our formation in October 1984, we have engaged in pharmaceutical research and drug development, expanding our scientific capabilities and collaborative network, developing technology licensing agreements, and advancing the commercialization of our proprietary technologies, including the development of aromatic cations (which include dications) commencing in 1997. In addition to our internal resources, we use the expertise and resources of strategic partners and third parties in a number of areas, including (i) discovery research, (ii) preclinical and human clinical trials and (iii) manufacture of pharmaceutical drugs.

      We are working with our scientific and foundation partners to (i) complete the clinical programs for malaria, Pneumocystis pneumonia and African sleeping sickness, (ii) advance new drug candidates into the clinic and (iii) validate the broad application of our technology platform and illustrate its low toxicity and oral deliverability (See "Products and Programs" below). We believe we can build a sustainable and profitable business by selling drugs in niche markets in certain developing countries as we target treatments for multi-billion dollar markets such as fungal infections, tuberculosis, cancer and diabetes. The United States Food and Drug Administration ("FDA") has granted "fast-track" designation to our first oral drug candidate, DB289, to treat African sleeping sickness. Fast-track designation may allow for accelerated FDA review of DB289 to treat African sleeping sickness. However, there is no guarantee that fast-track designation will result in faster product development or impact the likelihood or timing of product approval.

      For the fiscal year ended March 31, 2005, we had revenues of approximately $5.9 million and a net loss of approximately $13.4 million which included non-cash compensation expenses of approximately $5.2 million related to the vesting of common stock options and extensions of warrants during the year. Our management believes we have sufficient capital for operations through our next fiscal year. There is no guarantee, however, that we will not need additional funds before then or that sufficient funds will be available after April 2006 to fund continuing operations.

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

B. Products and Programs

      We currently have two Phase III pivotal human clinical trials and one Phase II clinical trial of DB289 either in progress or planned within this calendar year and several more laboratory development programs in progress testing the safety and effectiveness of other compounds in animal models for various indications, including TB and fungal diseases. We are able to coordinate the development of simultaneous treatment programs using DB289 by building on the results of our Phase II safety and efficacy trials to initiate a Phase III study in African sleeping sickness, a Phase IIb study in malaria and a Phase III study in PCP. The dosage and treatment regimen for indications vary in each trial; however, our safety data from Phase I and Phase II trials of DB289 for treatment of African sleeping sickness, malaria and PCP have allowed us to expedite development of the aromatic cation technology platform for clinical use.

Malaria

         Malaria is the second most common infectious disease in the world and is a significant problem for over 2.6 billion people exposed to this mosquito-borne disease. Each year an estimated 300 to 500 million new clinical cases of malaria occur globally that result in 1.5 to 2.0 million deaths. It is estimated by the WHO that over a million children infected with malaria die in Africa every year; one child every 30 seconds. The Global Fund to Fight AIDS, Tuberculosis and Malaria, and The Medicines for Malaria Venture ("MMV"), both foundations supported by The Bill and Melinda Gates Foundation ("The Gates Foundation"), are supporting the development of new oral drugs and combination therapies for the safe and effective treatment of patients with common and drug-resistant forms of malaria.

      On November 26, 2003, we entered into a Testing Agreement with MMV and UNC pursuant to which we, with the support of MMV and UNC, are conducting a study of DB289 as a treatment for malaria. The studies to be performed include Phase II and Phase III human clinical trials, and drug development activities of DB289 alone and in combination with other anti-malarial drugs, with the goal of obtaining FDA or equivalent regulatory approval of a product for the treatment of malaria.

      Under the terms of the agreement, MMV has committed to advance funds to the Company to pay for human clinical trials and regulatory preparation and filing costs to obtain approval to market DB289 for the treatment of malaria. MMV has agreed pursuant to the terms of the Testing Agreement to pay to obtain regulatory approvals for DB289 from at least one internationally accepted regulatory agency and at least one malaria-endemic country. We have forecasted such costs to be approximately $8.2 million. MMV has agreed to fund the forecasted amount based on progress achieved.

      During the twelve months ended March 31, 2005, the Company received for its efforts related to the Testing Agreement with MMV and UNC approximately $2.4 million. The Company recognized revenues and expenses of approximately $2.3 million during the twelve month period ended March 31, 2005 related to activities within the scope of the Testing Agreement.

      In a related "Discovery Agreement" between MMV and UNC, MMV has agreed to fund a research program with a three year budget of approximately $1.4 million. The goals of the Discovery Agreement are to design, synthesize and optimize a new series of aromatic cationic compounds in order to identify a second generation drug for treating advanced cases of malaria. Immtech is a third party beneficiary of the Discovery Agreement and, pursuant to the terms of the Consortium Agreement (defined below), has a worldwide license and exclusive right to commercialize the discoveries resulting therefrom.

      Clinical Trials Using DB289 for Malaria Treatment

      In December 2003, we reported results of our Phase IIa malaria trial that was conducted in Thailand. The patients who participated in the malaria trial were treated with 100 mg capsules of DB289 twice per day for five consecutive days. For purposes of this study, patients were considered to be "cured" if patients remained free of malaria parasites at 28 days after the start of treatment. All 32 patients cleared the malaria parasite and malaria symptoms (i.e., fever) disappeared within the treatment period; 50% of the patients cleared the malaria parasite within 24 hours of the first dose. DB289 was well tolerated with no significant adverse side-effects reported. All patients were monitored for 28 days after the start of treatment to ensure that the malaria parasite had been eliminated.

      Out of the 32 patients in the Phase IIa malaria trial, nine were infected with Plasmodium vivax and 23 were infected with Plasmodium falciparum (the most deadly form of malaria contracted by humans). The P. falciparum patients were treated with DB289 as a monotherapy (not in combination with any other drugs). Of the 23 patients treated for P. falciparum, approximately 96% (22 of 23 patients) eliminated the original malaria parasite (and were considered to be cured). Blood samples taken from two of the patients on the 28th day after the start of the treatment program contained malaria parasites but, after more extensive testing of the genetics of the parasites, an independent third party concluded that one of the two failed patients had cleared the original malaria parasite but had been infected with a new malaria infection. Nine P. vivax patients were treated with DB289 for five days followed by oral Primaquine (a drug used as standard therapy for P. vivax treatment). Eight of the nine patients treated with both drugs for
P. vivax remained clear of any parasites on the 28th day after the start of the trial without any significant adverse events or safety issues with the combination therapy; one patient showed some signs of relapse on the 28th day and was administered an additional one day regimen of oral Primaquine after which all malaria parasites were cleared.

      In May 2005, we commenced enrollment in a Phase IIb clinical trial of DB289 for the treatment of uncomplicated P. falciparum malaria. This study is being conducted in Thailand and we have targeted to enroll approximately 120 patients. The study is designed to compare the effectiveness of various three-day dose regimens of DB289 given alone (as mono-therapy) and in combination with artesunate (a drug for treating malaria that is derived from the artemisia plant). For comparison purposes, a separate control group will receive a combination of the drugs artesunate and mefloquin which is a standard treatment for malaria in Thailand. All patients will be treated and then monitored for 28 days.

      The patients who participate in the malaria trial will be randomly assigned to groups, each of which will be treated for three days using different dose regimens of DB289; patients will receive either 200 mg of DB289 once per day, either alone or in combination with artesunate, or 100 mg of DB289 twice per day. The patients' blood samples will be evaluated for parasites in the prescreening process to establish a baseline and checked at regular times for the three days of therapy, and then periodically until the 28th day of the study. For purposes of this study, patients will be considered "cured" if the malaria parasites are eliminated 7 days after the start of therapy and do not recur within 28 days after the start of treatment. A separate control group will receive a standard combination therapy regimen and the results from that group will be compared to the patients treated with DB289.

--------------------------------------------------------------------------------------------
Clinical Trial            Trial Design            End Points               Sites/Size
--------------------------------------------------------------------------------------------
DB289 alone and in     o Phase IIb           o Parasite clearance   Thailand - approximately
combination with       o DB289 alone and     o Potential drug       120 patients
artesunate for the     in combination with   interactions between
treatment of malaria   artesunate            DB289 and artesunate
                       o Randomized open     o Safety
                       label                 o Rate of clinical
                       o Oral dosing for 3   improvement
                       days                  o Comparison to
                                             control group

      A related Phase I study conducted in late 2004 in Paris, France evaluated the potential for increased dosing of DB289 for a shortened time period of three days. In this study we analyzed the pharmacokinetics of DB289 in 54 healthy volunteers (pharmacokinetics is the study of the uptake, distribution and rate of movement of a drug in the body from the time it is absorbed until it is eliminated). We enrolled people from African, Asian and Caucasian populations to evaluate the differences between once per day and twice per day dosing, with doses ranging from 200 mg to 600 mg per day for three days. The data from this trial indicated that DB289 dosed at 200 mg once per day reached blood levels that are expected to have a therapeutic effect in treating malaria in three days. This shortened treatment period (3 days vs. 5 days) and once daily dosing is expected to increase compliance with a prescribed treatment regimen by malaria patients.

Pneumocystis pneumonia

      Pneumocystis pneumonia ("PCP") is a fungus that overgrows the air sacs in the lungs of those whose immune system has been suppressed, causing a potentially life-threatening pneumonia. PCP was previously know as Pneumocystis carinii pneumonia and is now called Pneumocystis jiroveci pneumonia. PCP is one of the most common opportunistic infections in HIV/AIDS patients. Other populations susceptible to PCP include patients on chemotherapy, those undergoing transplant surgery, elderly patients and infants. An estimated 40 million adults and children are afflicted with PCP worldwide.

      In 2002, we received approval from the FDA and the Ministry of Health in Peru to commence a pilot Phase II clinical trial of DB289 to treat Pneumocystis pneumonia. All patients had acquired immune deficiency syndrome ("AIDS") and had failed standard therapy for PCP prior to enrollment in the trial. Two dosing regimens were studied in this trial; the first 8 patients received 50 mg of DB289 twice per day for 21 days; subsequently 27 patients received 100 mg of DB289 twice per day for 21 days.

      Preliminary results demonstrated that the clinical signs and symptoms of PCP improved in all patients treated with DB289 and DB289 was well tolerated, with no significant adverse events reported, other than one determined by the principal investigator to not be related to the administration of DB289. No patient was given further treatment for PCP during the trial, which included a 3 week follow-up period after completing the 21 day DB289 treatment. Patients treated with the higher dosage regimen generally showed faster symptom improvement and required a shorter time to achieve a steady state of drug concentration in the blood. Based on these results, the higher dosage regimen will be used in the upcoming Phase III trial described below.

      Within the next several months, we plan to initiate a pivotal Phase III clinical trial program using DB289 to treat PCP in North and South America, including the United States. Designed as a comparative trial against the current standard of care, trimethoprim-sulfamethoxazole, the program's objectives are to show that DB289 has similar efficacy and tolerability. Our current clinical trial protocol for testing of DB289 for the treatment of PCP is set forth below:

----------------------------------------------------------------------------------------------
Clinical Trial         Trial Design / Phase               End Points             Sites/Size
----------------------------------------------------------------------------------------------
o DB289 for        o Phase III pivotal             o Efficacy of clinical      o North and
the treatment of   o Oral dosing of DB289 for 14   cure                        South America,
PCP                days                            o Safety and tolerability   including U.S.
                   o Twice daily dosages of        o Improvement in            and Peru
                   100 mg of DB289                 clinical symptoms           o Approximately
                   o Randomized and double-blind   o Comparison to current     270 patients
                                                   standard of care


      If we meet the designated end points in our Phase III pivotal trial, we plan to submit a New Drug Application, or NDA, to the FDA (or similar applications with regulatory agencies in foreign countries) for approval of DB289 to treat PCP. If and when marketing approval is received, we expect to sell DB289 for the treatment of PCP both in the United States and other countries.

African Sleeping Sickness (Human trypanosomiasis)

      African sleeping sickness is a parasitic disease that is spread by tsetse flies in sub-Sahara Africa. Doctors Without Borders estimates that the geographical range in sub-Sahara Africa where human African sleeping sickness occurs encompasses 36 countries, where more than 60 million people are at risk of contracting the disease. WHO estimates that there are 300,000 to 500,000 active cases of human African sleeping sickness in central Africa. A WHO survey reports that an "epidemic situation" for African sleeping sickness exists in the sub-Sahara region of Africa which includes the countries of Angola, Sudan, Uganda and the Democratic Republic of the Congo ("DRC"). Existing treatments for African sleeping sickness can be highly toxic and cannot be administered orally. African sleeping sickness is fatal if left untreated.

      Our clinical trials of DB289 to treat African sleeping sickness are being conducted under an Investigational New Drug ("IND") application with the FDA. On April 23, 2004, the FDA granted "Fast-Track" drug development designation to use DB289 to treat human African sleeping sickness. We believe our studies have demonstrated DB289's potential to safely and effectively treat this life-threatening disease for which no other oral treatment exists, without the serious side-effects associated with alternative (non-orally deliverable) therapies. We believe fast-track designation of DB289 to treat African sleeping sickness increases the likelihood that the FDA will grant Accelerated Approval of our NDA for DB289. There is no guarantee, however, that fast-track designation will result in faster product development or impact the likelihood and timing of product approval.

      We believe our studies demonstrate that DB289 can be used to treat human African sleeping sickness without the serious side-effects associated with pentamidine, the primary treatment currently in use in Africa. Pentamidine is the current standard therapy for treatment of African sleeping sickness which is generally administered by intramuscular injection by medical personnel in hospital or clinic facilities. The oral administration of DB289 can be particularly important in remote geographic areas where this disease is endemic and where access to medical personnel and facilities needed to deliver the current therapies is limited.

      In September 2002, we completed an open-label, non-controlled Phase IIa study of DB289 in the DRC to treat African sleeping sickness. Initial results showed that the compound was well tolerated with no significant adverse side-effects and over 93% of the patients (28 of 30) treated were cleared of the African sleeping sickness parasite (blood and lymph node samples taken 2 days after completion of treatment were parasite free). Clearance of the parasite at the end of treatment testing was the primary endpoint for this study. Patients evaluated at three and six months after treatment remained parasite free with two relapses detected. Follow-up testing for this trial was completed in March 2005, with a cure rate of 76% at 24 months after treatment, the secondary endpoint for the study. Based upon the promising early results of the Phase IIa clinical trial, The Gates Foundation made an additional grant of $2.7 million to the UNC Scientific Consortium to accelerate Phase IIb/III clinical trials.

      In April 2003, we commenced the first phase of a multi-phase, multi-site Phase II/III randomized human clinical trial to treat African sleeping sickness with DB289, initially designed to enroll 350 people. The first phase of the study included the testing of 81 patients who were administered twice daily dosing of 100 mg of DB289 for five days. Half the patients in this phase of the study received DB289 and half the patients received pentamidine intramuscular injections (standard first line therapy). The clinical trial was conducted in two sites in Maluku and Vanga in the DRC. Patient monitoring included EKG monitoring, blood sampling to check clinical chemistry and hematology parameters and various other clinical measurements and tests, including the clearance of parasites from blood, lymph nodes and cerebrospinal fluid ("CSF", a fluid that surrounds the brain and spinal cord). In February 2004 treatment of the first 81 patients was completed. The results from the initial 81 patients continued to show DB289 to be well tolerated with a favorable safety profile. At the Vanga site 5 patients treated with DB289 for 5 days did not clear the parasite from their lymph nodes and received additional treatment. The patients have completed the 12 month follow-up testing without any recurrence of the disease, while 1 of the 41 patients treated with pentamidine has experienced a relapse of the disease.

      Based on this information, the 30 patients in the second phase of the trial were administered DB289 for 10 days (twice daily at 100 mg per dose); twice the duration of the prior treatment regimen. All 30 patients cleared the African sleeping sickness parasite at the end of the treatment period and those returning for testing at the 3-month follow-up, which is the primary endpoint for the trial, remained disease free. No untoward adverse events were reported. Medical investigators will continue to monitor the patients at 6, 12, 18 and 24 month follow-up evaluations to check for any recurrence of the disease. No additional patients are to be enrolled in this trial.

      For the Phase III pivotal study we plan to open additional clinical sites, two in the DRC, one in Angola and one or two in south Sudan where we intend collectively with the two original sites to enroll 250 patients. We expect that this study will provide the appropriate efficacy and safety data required to support regulatory approval to use DB289 to treat stage 1 African sleeping sickness.

      The Phase III pivotal clinical trial design for using DB289 to treat human African sleeping sickness has been established under a Special Protocol Assessment with the FDA, which means the clinical trial protocol has been reviewed and agreed to by the FDA prior to the start of the trial. In addition, in light of the potential benefit of using DB289 to treat African sleeping sickness, the FDA has approved the inclusion of pregnant women, nursing mothers and children into our Phase III clinical trial. The trial design is set forth below:

------------------------------------------------------------------------------------------------
Clinical Trial         Trial Design / Phase             End Points                Sites/Size
------------------------------------------------------------------------------------------------
o DB289 to         o Phase III pivotal         o Clearance of parasite        o Democratic
treat human        o Oral dosing for 10 days   from blood, lymph nodes and    Republic of the
trypanosomiasis    (100 mg twice a day)        CSF after treatment and 12     Congo, Angola and
                   o Randomized comparison     and 24 months post-treatment   Sudan
                   to pentamidine              o Safety and                   o Approximately
                                               tolerability of DB289          250 patients,
                                               compared to pentamidine        including pregnant
                                                                              women, nursing
                                                                              mothers and
                                                                              adolescents 12 and
                                                                              older


      We plan to submit a New Drug Application, or NDA, to the FDA (or similar applications with regulatory agencies in foreign countries) for approval of DB289 to treat African sleeping sickness and to apply for an Accelerated Approval of our NDA (or similar accelerated approval under the foreign regulatory programs), if we meet the designated end points in our Phase III pivotal trial. The FDA has indicated that it would consider a NDA for DB289 to treat African sleeping sickness upon submission of safety and efficacy data at the 12 month end point. Typically, if approval is based upon Accelerated Approval or a similar accelerated approval program, continued testing through the 24 month post-treatment program is required to validate the surrogate endpoints used in the trial. Additional studies, including a clinical Phase IV trial may also be required. The clinical data and the parasitological cure rate at the follow-up testing at 12 months post-treatment will be submitted to the FDA in support of Accelerated Approval and the data from the 24 month post-treatment testing will be the primary endpoint in support of final approval. There can be no guarantee that we will be granted Accelerated Approval quickly or at all or, that if granted, such approval will not be later revoked. (See this section - "Governmental Regulation")

      If our NDA for DB289 to treat African sleeping sickness receives approval from the FDA or another recognized government regulatory agency (pursuant to Accelerated Approval or otherwise), we intend to apply to the WHO to have DB289 listed as a WHO Recommended Drug, and be included on their Essential Medicines List. We believe inclusion of DB289 as a WHO Recommended Drug and inclusion on the Essential Medicines List will enable us to sell DB289 to treat African sleeping sickness, while continuing to perform any required post-approval studies. The WHO generally accepts marketing approvals from drug regulatory agencies in the United States, UK, European Union and Japan as well as other countries with established regulatory agencies.. In addition to becoming a WHO Recommended drug and/or inclusion on the WHO Essential Medicines List, the distribution of pharmaceutical drugs in sub-Sahara Africa requires individual approval from each country where the drugs are sold. Once approved, we intend to approach certain governmental and charitable agencies to offer to sell DB289 for distribution in the sub-Sahara nations. We anticipate six to nine months' lead time to manufacture, receive export clearance and deliver our first drug shipment after receipt of a purchase order pursuant to the above plan, although there could be delays that result in longer lead times.

      Funding for African sleeping sickness research and clinical trials

      In November 2000, The Gates Foundation awarded a $15.1 million grant to a research group led by UNC to develop new drugs to treat African sleeping sickness and leishmaniasis, two life-threatening diseases endemic in sub-Sahara Africa. The research group led by UNC includes Immtech and, in addition to UNC, five other universities and research centers around the world that collectively employ scientists and physicians considered to be the foremost experts in one or both of these diseases.

      On March 29, 2001, we entered into a clinical research subcontract ("Clinical Research Subcontract") with UNC to advance the work funded by The Gates Foundation $15.1 million grant. Pursuant to the Clinical Research Subcontract, UNC agreed to pay to us up to $9.8 million of the $15.1 million grant in installments over a period not to exceed five years based on our achieving certain milestones. Under the terms of the Clinical Research Subcontract, we are responsible for the oversight of Phase II and Phase III human clinical trials of the drug candidate DB289 for African sleeping sickness. The terms of the Clinical Research Subcontract require us to segregate the Clinical Research Subcontract funds from our other funds and to use the proceeds only for developing a drug to treat African sleeping sickness.

      In June 2003, the Gates Foundation awarded an additional $2.7 million grant to the UNC led research group to (i) expand the Phase IIb trial of DB289 to treat African sleeping sickness into the pivotal multi-phase, multi-site Phase II/III randomized human clinical trial described above, (ii) implement an improved method of synthesizing DB289 to reduce drug manufacturing costs and
(iii) improve DB289's formulation to facilitate increased drug absorption into the blood circulation. Under the Clinical Research Agreement, approximately $1.0 million of the additional grant was paid to us in June 2003 and approximately $1.4 million on March 14, 2005 (approximately $1.4 million of the of the $3.0 million March 14, 2005 payment described below was attributable to our services under the additional grant).

      In the aggregate, we have received The Gates Foundation grant funds under the Clinical Research Subcontract as follows: (a) $4.3 million was paid to us in fiscal year 2001 to fund Phase II clinical trials to test DB289's effectiveness against African sleeping sickness in approximately 30 patients, (b) approximately $1.4 million was paid to us in September 2002 upon the successful completion of our Phase IIa clinical trial, (c) approximately $2.0 million was paid to us in December 2002 upon the delivery of the final Phase IIa report in respect of the Phase II clinical trial, (d) approximately $1.0 million in June 2003 relating to the additional grant for improving drug synthesis and formulation and (e) approximately $3.0 million was paid to us on March 14, 2005 (a portion of which was from the additional acceleration grant described above) to fund Phase IIb and Phase III clinical trials to test compound DB289's effectiveness against African sleeping sickness on a larger, more diverse group of patients in calendar year 2005. The Clinical Research Subcontract will continue in effect until November 17, 2005, unless otherwise extended by mutual agreement or terminated for a material breach by either party. Through March 31, 2005, we have received approximately $11.7 million under sub-contracts with UNC for the development of DB289 to treat African sleeping sickness. We and our research partners are working with our funding sources to develop next steps and to endeavor to secure an increase in funding to advance the development of a treatment for African sleeping sickness.

      During the year ended March 31, 2005 the Company received approximately $3.0 million under the clinical research subcontract. Approximately $3.6 million was utilized for clinical and research purposes conducted and expensed during the twelve month period ended March 31, 2005.

Antifungal Program

      In collaboration with the Company's scientists, Scientific Consortium scientists have identified several aromatic cationic compounds with the potential to treat both Candida and Aspergillus infections, which account for a significant percentage of all systemic fungal infections. In vitro studies have identified 5 dications that display broad based antifungal activity against each of Candida, Aspergillus and Cryptococcus fungi. Additional compounds were reactive specifically against Candida fungi and Aspergillus fungi. We are currently formulating larger quantities of our lead compounds for in vivo testing of systemic fungal infection in animal models of Candida and Aspergillus. We believe that the results from these studies will enable us to select in calendar 2005 a compound to advance into preclinical studies required prior to human trials.

      The market for an effective antifungal drug was estimated by DataMonitor in 2003 to be approximately $4.0 billion annually and growing due to the increasing number of patients who are susceptible to fungal diseases, such as patients undergoing cancer chemotherapy, patients with HIV and those who have undergone organ transplants. In addition, the frequency of nosocomial infection (infection acquired while a patient in a hospital) caused by fungi has increased drastically and is now the third most common cause of sepsis, replacing Escherichia coli ("E. coli"). Sepsis is an infection that quickly overwhelms the immune system and can rapidly lead to death. Recently, strains of fungi have developed that are resistant to currently available treatments. There is a significant opportunity for new oral drugs effective against specific strains of fungi as well as drugs with broad spectrum effectiveness across fungal strains.

Tuberculosis Program

      Mycobacterium tuberculosis ("TB") is the world's number one killer among infectious diseases, causing over two million deaths per year, according to the WHO and the U.S. Centers for Disease Control (the "CDC"). The CDC reports that about two billion people, or one-third of the world's population, are infected with TB, including 10 to 15 million people in the U.S. The combination of the rapid spread of TB and the appearance of multi-drug resistant ("MDR") strains of the TB organism make TB a major health threat throughout the world. The disease is spreading rapidly in developing countries in Asia, Africa and South America, and is becoming increasingly problematic in developed countries and in Eastern Europe. Japan has declared TB its most threatening disease and an alarming increase in MDR TB cases is also developing in the United States. TB is a difficult infection to treat because the bacteria that cause the disease can "hide" inside white blood cells where they are protected against antibiotic drugs.

      WHO and the National Institutes of Health ("NIH") have increased research efforts to discover new drugs to treat TB. Their research is focused on developing oral drugs that are effective against MDR strains of TB and the creation of therapies to shorten the treatment period required to cure the disease. Their overall target is to reduce the current nine-to eighteen-month treatment period to two to six months.

      In collaboration with the NIH laboratories and Dr. Scott G. Franzblau of the University of Illinois at Chicago ("UIC"), we have screened nearly 800 of our dication compounds for potential drug candidates to treat TB. Of the 50 compounds showing favorable activity, 5 dications showed in vitro activity comparable or superior in performance to drugs currently available to treat TB. Prodrug analogs of several lead compounds have been synthesized and will be tested for in vivo activity. Several new compounds with positive in vitro activity will be tested in in vivo models of TB. In addition, animal pharmacologic and toxicity studies will be used to determine dose level and safety of drug candidates. We believe that the results from these tests will enable us to select in calendar 2005 a compound to advance into preclinical studies required prior to human trials.

Cancer Program

      Hundreds of our aromatic cationic compounds have been screened by the National Cancer Institute of the NIH for activity against 64 different cancer cell lines in tissue culture studies. Thirty-eight compounds were identified as having promising activity against certain cancers including lung, breast, prostate or colon cancer and were referred for further evaluation in in vivo models.

      Additional studies with aromatic cations have identified several of our compounds that form "stacked dimers" which can interact with specific DNA sequences that control gene expression. These compounds may offer significant potential for the development of a novel class of therapeutics that could be used to treat cancer.

      We have previously provided CombinatoRx, Inc. of Boston, Massachusetts, under a confidentiality, material transfer and testing agreement, certain of our aromatic cationic compounds, including DB289 and DB75, for testing for activity against certain cancers. Prior to our supply of compounds to CombinatoRx for testing, CombinatoRx tested various combinations of drugs not normally associated with cancer treatments for effectiveness against cancer and had promising results. Several of our aromatic dication compounds have similar medicinal properties to those used by CombinatoRx in its earlier tests.

Other Programs and Trials

      Malaria - We are planning a clinical trial designed to study the use of DB289 as a prophylaxis (drug used for prevention) for those traveling to malaria-endemic regions. The market for a malaria prophylaxis includes approximately 125 million international travelers who visit malaria-endemic regions each year. In addition, we are completing preclinical studies required prior to conducting human clinical trials of DB289 for the treatment of malaria in children and pregnant women.

      Three other indications - neurological disorders, diabetes and hepatitis C
- are therapeutic areas for which we believe our aromatic cation technology platform is appropriate and promising. In addition, recent research indicates that the aromatic cation compounds may be useful as small molecule drugs that can potentially selectively control gene expression and provide treatment for microbial infections, cancer and disorders of genetic origin.

C. Technology

Aromatic Cation Compounds

      Our pharmaceutical program focuses on the development and commercialization of oral drugs to treat fungal, parasitic, bacterial and viral diseases and certain other disorders. Aromatic dications are molecules having two positively charged ends that are held together by a linker; at the atomic level, they look like molecular barbells. Our portfolio of compounds also includes a subclass of aromatic compounds containing a single positive charge (monocations). Certain aromatic monocations have been found to have excellent activity against specific targeted diseases, most notably viral diseases.

      One mechanism of action of many of our compounds involves binding to segments of deoxyribonucleic acid ("DNA"). Aromatic cation drugs bind in the minor groove of DNA and in so doing, interfere with the activity of enzymes needed for microbial growth. The composition of the dications, with positive charges on the ends and linkers of different length, shape, flexibility and curvature, allows binding to specific sites of the DNA or other receptors, interfering with key biochemical processes fundamental to microbe growth and development.

      Pentamidine (a dicationic drug on the market) was the prototype drug used by scientists at UNC to develop our proprietary library of aromatic compounds. While having broad based activity against many diseases including fungal infections and cancer, pentamidine can only be administered intravenously, by intramuscular injection, or via inhalation, and is therefor difficult and costly to administer outside of a hospital setting. In addition, due to its narrow dosage margin between safety and toxicity, it needs to be administered by a person trained in the use and administration of drugs.

      Scientists at UNC discovered that much of pentamidine's toxicity was the result of bi-products formed when the drug is metabolized, or breaks down within the body. This discovery led to the design of new compounds which do not metabolize in the same way. Additional modifications to the structures of these compounds improved their binding activity and enhanced the applicability of this new class of antimicrobial agents as new drugs.

      Scientific Consortium members have thus far designed and synthesized over 2,300 well-defined aromatic cationic compounds. Many of the compounds have been tested in a wide variety of assays and animal models for activity against various diseases. Consortium scientists at UNC and Georgia State continue to design and synthesize cationic molecules using computer models that help predict structures that will be medicinally efficacious. One or more of the universities within the Scientific Consortium have patents covering the molecular structure of the compounds and, in some cases, particular uses of a compound for potential treatment of an infection or disease.

      Members of the Scientific Consortium have laboratory testing systems for screening aromatic cations for activity against specific microorganisms (using both laboratory and animal models). Our scientists have many years of experience in making aromatic cation compounds and have developed proprietary computer models which help our scientists rationally design the next generation of compounds. Generally, patents for the aromatic cation structures and uses are issued to the scientist who invents or discovers the new compound and/or proves its unique applicability for particular diseases. Then, pursuant to the scientist's employment arrangements, the patents are assigned to the employing university, and, through the License Agreement (see "The Scientific Consortium - Consortium Agreement and License" below), to us through a worldwide license and exclusive right to commercialize such compounds and uses.

      DB289

      DB289 is an aromatic dication that utilizes prodrug oral delivery technology to deliver (via capsule or tablet pill) the active drug into blood circulation. In May 2001, we completed Phase I safety trials of DB289 in human volunteers. The single and multi-dose trials demonstrated that DB289 was well tolerated by the volunteers. The single dose study evaluated the dosage levels of DB289 for safety and pharmacokinetics. The multi-dose study was designed to evaluate the safety and pharmacokinetics of three dosage levels of DB289 administered twice a day over a period of five days. In addition to the safety studies, the volunteers who were given the active drug participated in a secondary study to determine whether food affected absorption of DB289 through the digestive system. The studies showed that DB289 passed easily through the digestive membrane and the drug was present (as designed) for several hours in the bloodstream. In addition, volunteers tested at the highest dosage levels in the multi-dose segment of the trial did not display any specific side-effects, and the post-test EKGs, clinical chemistry and hematology parameters of those volunteers were all within normal ranges. The drug concentration levels in the blood of the volunteers were similar to levels that showed positive activity in animal models in malaria, PCP and African sleeping sickness.

      On May 4, 2005, we announced results of a human Phase I trial to compare the current capsule formulation with two new tablet formulations of DB289. The study, conducted in Florida in 42 healthy volunteers, tested the consistency of absorption of DB289 into the blood of each of the three formulations and any differences in absorption between the capsule and tablet formulations. Each volunteer took one 100 mg dose of each formulation, in random order, with successive doses after a seven day interval. The results showed that the pressed tablets of DB289 produced blood concentration levels similar to the capsule formulation and that the tablet formulations yielded more consistent blood levels of the drug. The tablets cost less to manufacture and are expected to be more stable and easier to ship, store and dispense in tropical climates with high temperature and humidity.

      Prodrug Formulation

      One of the most significant accomplishments of our research and development program was the discovery of technology to make aromatic cation drugs orally deliverable. This proprietary technology temporarily masks the positive charges of the aromatic cation, enabling it to effectively move across negatively-charged digestive barriers into blood circulation. Once the drug is in blood circulation, the masking charges are removed by naturally occurring enzymes thereby releasing the active drug. Until now, the inability to deliver active compounds across the digestive membrane into the bloodstream (and then through the blood-brain barrier, if so desired) had reduced the attractiveness of aromatic cations as effective drug treatments. Our scientists have patented prodrug synthesis methods allowing for oral delivery and making this entire class of compounds significantly more attractive for commercial development.

D. The Scientific Consortium

      The Scientific Consortium responsible for the invention and development of the aromatic cation library of compounds includes scientists from UNC, Georgia State, Duke University and Auburn University.

      Consortium Agreement and License

      On January 15, 1997, we entered into a Consortium Agreement with UNC and a third party (to which each of Georgia State, Duke University and Auburn University agreed shortly thereafter to become a party). The Consortium Agreement provided that aromatic cations developed by the Scientific Consortium members were to be exclusively licensed to us for global commercialization. As contemplated by the Consortium Agreement, on January 28, 2002, we entered into a License Agreement with the Scientific Consortium whereby we received the exclusive license to commercialize all future technology and compounds ("future compounds") developed or invented by one or more of the Scientific Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement our license with the Scientific Consortium with regard to compounds developed on or prior to January 15, 1997 ("current compounds").

      Pursuant to the Consortium Agreement, the worldwide license and exclusive right to commercialize (together with related technology and patents) to use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the Scientific Consortium on or prior to January 15, 1997, was transferred by the third party to us. The January 28, 2002, License Agreement grants to us a similar worldwide license and exclusive right to commercialize discoveries covering products based on cationic technology developed by the Scientific Consortium after January 15, 1997 and incorporates the license and exclusive right to commercialize discoveries assigned to us by the Consortium Agreement. The Consortium Agreement provides us with rights to the Scientific Consortium's growing library of aromatic cationic compounds (which currently exceeds 2,300 well-defined cations) and to all future technology to be designed by the Scientific Consortium. The Scientific Consortium scientists are considered to be among the world's leading experts in aromatic cations, infectious diseases, computer modeling of cationic pharmaceutical drugs and computer-generated drug designs.

      The Consortium Agreement provides that we are required to pay to UNC on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium's aromatic cation technology platform. Each month on behalf of the inventor scientist or university, as the case may be, UNC submits to us an invoice for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date. For the fiscal year ended March 31, 2005, we reimbursed UNC approximately $441,000 for such patent and patent-related costs, and in the past, we have reimbursed to UNC approximately $1,861,000 in the aggregate in patent and patent-related costs. We are also required to make milestone payments in the form of issuance of 100,000 shares of our common stock to the Consortium when we file our initial New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") based on Consortium technology and are required to pay to UNC on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, we are required to negotiate in good faith with UNC (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

      Under the License Agreement, we must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as we choose to retain the license to such patents.

E. Our Subsidiaries

Immtech Hong Kong Limited

      On January 13, 2003, we entered into an agreement with an investor who owned, through Lenton Fibre Optics Development Limited ("Lenton"), a Hong Kong company, a 1.6+ acre commercial real estate parcel located in a "free-trade zone" called the Futian Free Trade Zone, Shenzhen, in the People's Republic of China ("PRC"). Under the agreement, we purchased an 80% interest in Lenton by issuing to the investor 1.2 million unregistered shares of our common stock, $0.01 par value. We subsequently resold to the investor our interest in Lenton and the parcel of land in exchange for 100% ownership in the improved property described below under Super Insight Limited and Immtech Life Science Limited. In connection with the sale of Lenton, we acquired 100% ownership of Immtech Hong Kong Limited ("Immtech HK"), including Immtech HK's interest in Immtech Therapeutics Limited.

      Subsequently, through a sublicense agreement, we transferred to Immtech HK the rights licensed to us under the Consortium Agreement to develop and license the aromatic cation technology platform in certain Asian countries and to commercialize resulting products. We intend to use Immtech HK as a vehicle to further sublicense rights to develop specific indications to indirect subsidiaries that will partner with investors who fund development costs of those indications. Immtech HK is a Hong Kong company.

      Immtech Therapeutics Limited

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

Super Insight Limited (BVI)

      On November 28, 2003, we purchased (i) from an investor 100% of Super Insight Limited ("Super Insight") and its wholly-owned subsidiary, Immtech Life Science Limited ("Immtech Life Science") and (ii) from Lenton Fiber Optics Development Limited, a 100% interest in Immtech HK. As payment for the acquisition, we transferred to the investor our 80% interest in Lenton and $400,000 in cash. Super Insight is a British Virgin Islands company.

      Immtech Life Science Limited

      Immtech Life Science owns two floors of a building (the "Property") located in the Futian Free Trade Zone, Shenzhen, in the People's Republic of China. We are exploring the possibility of housing a pharmaceutical production facility for the manufacture of products here or at another location within PRC. The Property comprises Level One and Level Two of a building named the Immtech Life Science Building. The duration of the land use right associated with the building on which the Property is located is 50 years which expires May 24, 2051.

      Under current law, we would enjoy reduced tax on the business located on the Property because the local government has granted incentives to business in high technology industrial sectors locating in the Futian Free Trade Zone. Our intended pharmaceutical manufacture use qualifies for the tax incentives. Immtech Life Science is a Hong Kong company.

F. Manufacturing

The Scientific Consortium

      Scientific Consortium members, specifically the synthetic chemistry laboratories at Georgia State and UNC, have the capability to produce and inventory small quantities of the aromatic cations under license to us. To date, Georgia State and UNC have produced and supplied the aromatic cations requested in the quantities required under various testing agreements with third parties. We believe that Scientific Consortium members will continue to produce and deliver small quantities of compounds as needed for testing purposes.

Third Party Sources

      In October 2003, we entered into an agreement with Cardinal Health PTS, Inc. ("Cardinal Health") to develop prototype formulations of DB289 to improve oral bioavailability of DB289. Pursuant to a September 2004 agreement, once the formulation was selected, we engaged Cardinal Health to produce commercial quantities of good manufacturing practices ("GMP") grade DB289 tablets with drug product to be produced by a third party. The tablets were used in a Phase I clinical trial that compared the bioavailability of the original capsules to the tablets produced by Cardinal Health. Cardinal Health is the second largest producer of pharmaceuticals and other medical supplies in the United States.

      In February 2004, we entered into an agreement with Cambrex Charles City Inc. to improve the synthesis method for DB289, find methods to reduce the cost of manufacturing DB289, and to prepare the drug for production of commercial quantities of bulk GMP drug for clinical trials and sale. Since February 2004, we have entered into several additional agreements with Cambrex for process optimization, analytical method development and production of scaled-up quantities of GMP grade DB289. Cambrex is a global, diversified life sciences company dedicated to providing innovative products and services to accelerate drug discovery, development, and the manufacture of human therapeutics.

      In January 2005, we entered into an agreement with UPM Pharmaceuticals, Inc. ("UPM") for the manufacture, packaging and labeling of GMP grade tablets of DB289 for clinical trials (including the Phase III trials for PCP and African sleeping sickness), as well as continued formula optimization and method validation testing. UPM has previously conducted analytical method validation and stability studies for us, as well as manufacturing supplies for clinical trials. UPM is a leading provider of contract drug development, manufacturing, analytical and regulatory services. UPM provides formulation, cGMP manufacturing, clinical trial materials, analytical testing and related regulatory documentation for pharmaceutical companies.

Our China Facility

      See disclosure above under the heading "Immtech Life Science Limited". The Property is located in a mixed-use office park and is suitable for administrative offices and research and development facilities, as well as potentially housing a pharmaceutical production facility capable of producing up to 10 tons of drug product per year. In addition, we have begun the site selection process to find a location in PRC for a manufacturing plant capable of producing up to 60 tons of GMP quality drug product per year. Depending on a variety of factors, we may elect not to develop the Property or may use the Property as a finishing and packaging facility rather than as a manufacturing plant.

G. Strategy

      Our strategy is to develop and commercialize a pipeline of new oral drugs to treat infectious diseases and other disorders utilizing a proprietary library of aromatic cation compounds. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the WHO. Relatively few new drugs for the treatment of infectious diseases have been brought to market during this period.

New drugs are needed to overcome the health risks of multi-drug resistant pathogens and the increasing number of new pathogens that are causing disease. We are developing a new paradigm focused on reducing the time and cost to develop drugs aimed at solving global health issues.

      Our pipeline of drug development activities includes programs in fungal diseases and tuberculosis. We expect during this calendar year to select a drug candidate for the treatment of fungal infections and for tuberculosis and to begin preclinical safety and pharmacology studies required prior to human trials. In addition, we have evidence that our compounds may be useful in treating bacterial infections, as well as potentially being effective in the treatment of cancer.

      Three other indications - neurological disorders, diabetes and hepatitis C
- are therapeutic areas for which we believe our aromatic cation technology platform is appropriate and promising. In addition, recent research indicates that the aromatic cation compounds may be useful as small molecule drugs that can potentially selectively control gene expression and provide treatment for microbial infections, cancer and disorders of genetic origin.

      We believe we have been successful in developing a drug with a low toxicity profile that is orally available using our aromatic cation platform and prodrug technologies. We have leveraged our scientific partners and foundation funding while advancing our technology and human clinical trials in niche markets such as African sleeping sickness, as well as in larger markets like malaria. We are advancing our pipeline in both antifungal and TB drugs, and continue to pursue other attractive therapeutic opportunities.

      We intend to proceed with the development and commercialization of aromatic cations (which include dications) as drug products pursuant to our agreement with the Scientific Consortium as follows:

      o Generate revenues by sales of human drug products to commercial entities, governments, international organizations and foundations expedited through the FDA's Accelerated Approval program and/or other countries' similar programs;

      o Generate additional stockholder value by developing our pipeline of drug candidates targeting fungal infections, tuberculosis and other indications;

      o Conclude Phase IIb trials of DB289 for the treatment of malaria and prepare for Phase III pivotal trial;

      o Conduct a pilot study of the use of DB289 as a prophylaxis for malaria;

      o Utilize the FDA's fast-track designation of DB289 for the treatment of African sleeping sickness to potentially expedite commercial sales through Accelerated Approval of our NDA or any foreign accelerated drug approval procedure;

      o Conduct pivotal Phase III human clinical trial of DB289 for the treatment of Pneumocystis pneumonia (PCP);

      o Develop, alone or with pharmaceutical, biotechnology or financial partners, drug development programs for the treatment of cancer and diabetes; and

      o License our compounds as agents for use in animal health indications.

      Our strategy is to commercialize aromatic cations and our prodrug technology and generate revenues first in niche markets by selling drugs for serious or life-threatening diseases where aromatic cations provide meaningful therapeutic benefits over existing therapies. We intend when feasible to apply for and utilize FDA fast-track and Accelerated Approval or corollary foreign accelerated approval programs. We will continue to work with academic institutions and foundations to support our drug development programs. We believe our first product candidates demonstrate the power and versatility of the aromatic cation platform and prodrug technologies. We believe our experience with these compounds in human clinical trials will help us expedite acceptance and obtain regulatory approval of our product candidates in other markets. We will continue to manage and oversee the programs and the results of research performed by members of the Scientific Consortium and to use business-sponsored research programs, government and foundation grants, strategic joint ventures and other forms of collaborative programs to advance product commercialization. We believe that our collaborations and use of grant funds enable us to minimize stockholder dilution as we advance drugs rapidly toward commercialization. We plan to enter into additional arrangements in the future to develop, manufacture and market not only the product candidates on which we are currently focused, but also those compounds which the Scientific Consortium members are developing for other indications.

H. Research and Development

      Our current and future success will depend in large part on our ability to commercialize products based upon the technology platform for developing cations currently licensed to Immtech through the Consortium Agreement and future cations for which we have a worldwide license and exclusive rights to commercialize from the Scientific Consortium.

      We estimate that we have spent approximately $1.1 million, $0.9 million and $1.5 million, respectively, in fiscal years ended March 31, 2003, 2004 and 2005, on Company sponsored research and development and approximately $1.5 million, $2.4 million and $5.8 million, respectively, in fiscal years ended March 31, 2003, 2004 and 2005, on research and development sponsored by others. All research and development activity for fiscal years ended March 31, 2003, 2004 and 2005 has been in support of our pharmaceutical commercialization effort.

I. Patents and Licenses

      Our pharmaceutical compounds, including DB289 and DB75, are protected by multiple patents secured by members of the Scientific Consortium. We consider the protection of our proprietary technologies and products to be important to the success of our business and rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. Protection of our aromatic cation technology platform includes exclusive licensing rights to 222 aromatic cation patents and patent applications, 138 of which have been issued in the United States and in various global markets as of March 2005. In addition to the 222 aromatic cation patents and patent applications previously mentioned, we own seven additional patents. Generally, U.S. patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995, and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. 148 of our licensed patents and patent applications, which includes 45 licensed U.S. patents and patent applications, were submitted after June 8, 1995, including patents covering DB289, DB75 and our latest prodrug formulation processes.

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

      Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months at a minimum. As a result, there can be no assurance that patents will be issued from any of our patent applications or from applications licensed to us. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We also rely in part on trade secret, copyright and trademark protection of our intellectual property. We protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Employees and consultants sign agreements to assign to us their interests in patents and copyrights arising from their work for us. Key employees also agree not to engage in unfair competition with us after their employment by using our confidential information. We have additional secrecy measures as well. However, these agreements can be breached and, if they were, there might not be an adequate remedy available to us. Also, a third party could learn our trade secrets through means other than by breach of our confidentiality agreements, or our trade secrets could be independently developed by our competitors.

Patents

      Patents and patent applications include protection for the chemical substances and uses of pharmaceutical compounds to treat conditions related to diseases including PCP, TB, Cryptosporidium parvum, Giardia lamblia, Leishmania mexicana amazonesis, Trypanosoma brucei rhodesienes, various fungi, Plasmodium falciparum, Alzheimer's disease, amyloidosis, Type II diabetes, HCV, BVDV and HIV have been filed by the scientists of the Scientific Consortium members. We have exclusively licensed, or have the right to exclusively license, any of such patents for commercialization. We are obligated to reimburse or pay for patent protection of any such compounds that we license for commercialization. Patents and patent applications also protect certain processes for making prodrugs and the uses of compounds to detect and treat specific diseases as well as a patent for a new method for making chemical compounds that form dimers when they are bound to DNA. Dimers are two identical chemical molecules that stack in a way to cover a larger section of a DNA binding site.

      Patent Licenses

      In accordance with the terms of the Consortium Agreement, we have obtained license rights to the patents covering the technology platform for making aromatic cationic pharmaceutical drugs and to treat certain indications with such products. As of March 31, 2005, we have exclusively licensed 222 patents and patent applications, which includes 59 U.S. patents and patent applications. All of the patents on our aromatic cationic product candidates have been filed by UNC jointly with the other academic institutions of the Scientific Consortium.

      Patent Rights

      Since January 1997, as required under the Consortium Agreement, we have filed, together with Scientific Consortium members, approximately 115 patent applications, of which approximately 56 have been granted through March 31, 2005. The Consortium Agreement grants us the right to license for commercialization product candidates underlying the patents and patent applications for aromatic cations produced by the Scientific Consortium.

J. Governmental Regulation

      The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drug products. These agencies and other federal, state and local entities regulate research and development activities, including the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates.

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

      Once regulatory approval is obtained for an indication, we intend to apply to the WHO to have the approved drug listed for such indication as a WHO Recommended Drug and for inclusion on the WHO's Essential Medicines List. The WHO generally accepts marketing approvals from drug regulatory agencies in the United States, UK, European Union and Japan as well as other countries with established regulatory agencies for the Essential Medicines List. In most cases, inclusion as a WHO recommended Drug and/or inclusion on the Essential Medicine list is the primary requirement to selling drugs in the countries where we intend to sell DB289 to treat African sleeping sickness and other tropical diseases. We believe we will then be able to sell our products while continuing to perform post-approval studies as and if required.

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

      o completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with ethical principles and good clinical practice, or GCP, requirements;

      o     submission to the FDA of a new drug application, or NDA;

      o satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

      o FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

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

      o Phase III: These are commonly referred to as pivotal studies. When Phase II evaluations demonstrate that a dose range of the drug has a therapeutic effect and an acceptable safety profile, Phase III trials are undertaken in larger patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

      o Phase IV: In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor's agreement to conduct additional clinical trials to further assess the drug's safety and effectiveness after NDA approval. Such post approval trials are typically referred to as Phase IV studies.

      New Drug Application. The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been submitted for filing, by law the FDA has 30 days to accept or reject the NDA. Once filed, the FDA has a stated goal of reviewing most applications and responding to the sponsor within 10 months. The review process can be significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it generally follows them. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than we or our collaborators interpret the data. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV studies, and surveillance programs to monitor the safety of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

      o Accelerated Approval. Under the FDA's accelerated approval regulations, the FDA is authorized to approve drugs that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug approved on this basis is generally subject to rigorous post-market compliance requirements, including the completion of Phase IV or post-approval studies to validate the surrogate endpoint or to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drugs approved under accelerated regulations are subject to prior review by the FDA.

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

      Other Regulatory Requirements. Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to legal or regulatory action, such as Warning Letters, suspension of manufacturing, seizure of drug, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

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

      Exports From the United States. The FDA regulates the export of unapproved drug products for use outside of the United States under the FFDCA and its implementing regulations. The level of regulatory scrutiny the FDA applies to exports of unapproved drugs depends on a number of factors, including, among others, the country to which the investigational drug product is exported, whether that country has approved the drug for commercial sale within that jurisdiction, whether the exported drug is intended for use in a clinical trial or is intended to be sold commercially, and, if the drug is to be used in clinical testing, whether the manufacturer has obtained an IND from the FDA to conduct the clinical trial. Depending on the applicability of these factors, a manufacturer may be required to request and obtain authorization from the FDA prior to exporting an unapproved drug. We have requested and obtained several authorizations from FDA to export quantities of our DB289 drug candidate for use in clinical trials abroad.

K. Competition

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

      Our competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. Many of our competitors have concentrated their efforts in the development of human therapeutics and developed or acquired internal biotechnology capabilities. We have utilized the Scientific Consortium as our discovery research and chemistry development arm. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials and in obtaining regulatory approvals. Our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. Competitors, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants. The timing of market introduction of our potential products or of competitors' products will be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, human clinical trials and regulatory approval processes and supply commercial quantities to market will influence our ability to bring a product to market.

      Our competition will be determined in part by the potential indications for which our products are developed and ultimately approved by regulatory authorities. We rely on our collaborations with the Scientific Consortium members and other joint venture partners to enhance our competitive edge by providing manufacturing, testing and commercialization support. We are developing products to treat infectious diseases and other diseases, some with no current or effective therapies. Currently, DB289 is in clinical trials to treat malaria, PCP and African sleeping sickness. Other drugs moving forward in our pipeline address markets for new drugs for use in treating fungal, TB, and other diseases. The following table lists major competitors and their drugs by disease:

                                     African sleeping
Malaria                   PCP            sickness         Antifungals                TB
------------------   -------------   ----------------   ----------------   ----------------------
o Quinine            o Bactrim       o Pentamidine      o Fluconazole      o Rifampin
(Watson Pharma.)     (Hoffman        (Aventis)          (Pfizer)           (Aventis, Ciba Geneva)
                     LaRoche)
o Chloroquine                        o Melarsoprol      o Itraconazole     o Isoniazid
(Sanofi-Synthelabo   o Pentamidine   (Aventis)                             (Lannett Co. Inc.,
Inc.)                (Aventis)                          o Ketoconazole     Bristol-Meyers
                                     o Eflornithine                        Squibb, Hoffman
o Mefloquine                         (Aventis)          o Miconazole       LaRoche)
(Hoffman LaRoche)                                       (Johnson &
                                     o Suramin          Johnson)           o Pyrazinamide
o Amodiaquine                        (Bayer)                               (Lederle
(Pfizer)                                                o Terbinafine      Laboratories, ICN
                                                        (Novartis)         Canada
o Coartem                                                                  Pharmaceuticals,
(Novartis)                                              o Caspofungin      Pharmascience Inc.)
                                                        (Merck)
                                                                           o Ethambutol
                                                        o Amphotericin B   (Lederle
                                                        lipid complex      Laboratories, ICN
                                                        (Fujisawa)         Canada
                                                                           Pharmaceuticals)
                                                        o Micafungin
                                                        (Fujisawa)

      We have listed in the table above, where applicable, current treatments and the names of the manufacturers of those products used to treat disease for which we are developing product candidates, however, each of the products listed has limitations in terms of effectiveness to treat the disease, toxicity, severity of side-effects, and/or difficulty of delivery (for example, pentamidine must be administered either by injection or by inhalation). We therefore believe that competition for our product candidates for certain indications has not been developed or approved.

L. EMPLOYEES

      As of June 8, 2005, we had 21 employees (including 2 employees who work for Immtech HK, our Hong Kong subsidiary), 11 of whom hold advanced degrees. 10 work in support of clinical trials, research and development and regulatory compliance, and the other 11 work in general and administrative capacities which includes business development, investor relations, finance, legal and administration. Through our agreement with the Scientific Consortium, approximately 55 scientists are engaged in the research and development of the aromatic cation technology platform. We expect to add new employees in our regulatory, clinical development and commercial development departments as our programs advance.

M. RISK FACTORS

There is no assurance that we will successfully develop a commercially viable product; our most advanced product candidate is in Phase II human clinical trials.

      We are in various stages of human clinical trials, and in some cases preclinical, development activities required for drug approval and commercialization. Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements and, since obtaining the rights thereto in 1997, advancing the commercialization of the aromatic cation technology platform. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until after March 31, 2006, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products. Our most advanced programs are either in Phase II or about to enter Phase III human clinical testing stage using DB289, our first oral drug candidate, for several indications including malaria, Pneumocystis pneumonia and trypanosomiasis (African sleeping sickness) and must undergo substantial additional regulatory review prior to commercialization.

We have a history of losses and an accumulated deficit; our future profitability is uncertain.

      We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we continue research and development, clinical trial and commercialization efforts. As of March 31, 2005, we had an accumulated deficit of approximately $72.6 million. Losses from operations were approximately $12.9 million and $13.6 million, for the fiscal years ended March 31, 2004 and March 31, 2005, respectively.

We will need substantial additional funds in future years to continue our research and development; if financing is not available, we may be required to reduce spending for our research programs, cease operations or pursue other financing alternatives.

      Our operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. Without substantial additional financing, we may be required to reduce some or all of our research programs or cease operations. Our cash requirements may vary materially from those now planned because of results of research and development, results of preclinical and clinical testing, responses to our grant requests, relationships with strategic partners, changes in the focus and direction of our research and development programs, delays in the enrollment and completion of our clinical trials, competitive and technological advances, the FDA and foreign regulatory approval processes and other factors. In any of these circumstances, we may require substantially more funds than we currently have available to continue our business. We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies, issuance of debt or from other sources. Additional financing may not be available when needed or may not be available on acceptable terms. If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain research and development programs, relinquish rights to certain technologies or product candidates, forego desired opportunities or license third parties to commercialize our products or technologies that we would otherwise seek to develop internally. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result.

      We receive funding primarily from grants, research and development programs and from sales of our equity securities. To date we have directed most of such funds not used for general and administrative overhead toward our research and development and commercialization programs (including preparation of submissions to regulatory agencies). Until one or more of our product candidates is approved for sale, our funding is limited to grants, funds from testing and research agreements, fees associated with licensing of our technology and proceeds from sales of equity or debt securities.

We do not have employment contracts with any employees other than our CEO, T. Stephen Thompson.

      We have an employment agreement with our CEO, T. Stephen Thompson, that renews annually in April of each year unless 30 day prior notice of non-renewal is given by either party to the other. Mr. Thompson renewed his employment with us this year and has not expressed any indication that he desires to leave our employ or retire. All of our other employees are "at will" and may leave at any time. None of our executive officers has as of this date, expressed any intention to retire or leave our employ. We do not have "key-man" life insurance policies on any of our executives.

      Most of our business' financial aspects, including investor relations, intellectual property control and corporate governance, are under the supervision of T. Stephen Thompson, Cecilia Chan and Gary Parks. Together, Mr. Thompson, Ms. Chan and Mr. Parks hold institutional knowledge and business savvy that they utilize to assist us to forge new relationships and exploit new business opportunities without diminishing or undermining existing programs and obligations.

A substantial portion of our proprietary intellectual property is developed by scientists that are not employed by us.

      Our business depends to a significant degree on the continuing contributions of our key management, scientific and technical personnel, as well as on the continued discoveries of scientists, researchers and specialists at the member institutions of the Scientific Consortium and other research groups that assist in the development of our product candidates. A substantial portion of our proprietary intellectual property is developed by scientists who are employed by the universities that comprise the Scientific Consortium and other research groups. We do not have control over, knowledge of, or access to those employment arrangements. We have not been advised by any of the key members of our company, the scientific research groups or of the Scientific Consortium of their intention to leave their employ or the program.

      There can be no assurance that the loss of certain members of management or the scientists, researchers and technicians from the Scientific Consortium universities would not materially adversely affect our business.

Additional research grants needed to fund our operations may not be available or, if available, not on terms acceptable to us.

      We have funded our product development and operations as of March 31, 2005 through a combination of sales of equity instruments and revenue generated from research agreements and grants. As of March 31, 2005, our accumulated deficit was approximately $72.6 million net of approximately $17.2 million which was funded either directly or indirectly with grant funds and payments from research and testing agreements.

      In March 2001, we entered into a clinical research subcontract with UNC, funded by a $15.1 million grant from The Gates Foundation to UNC for the study of African sleeping sickness and leishmaniasis, under which UNC agreed to pay to us up to $9.8 million in installments over a period not to exceed five years subject to our achieving certain milestones. Subsequently, The Gates Foundation granted an additional $2.7 million to UNC to accelerate the African sleeping sickness study which was also subject to the subcontract with UNC. As of March 31, 2005, we had received approximately $11.7 million, the total amount of funding available to us under the clinical research sub-contract with respect to the current grants. We and our research partners are working with our funding sources to develop next steps and to endeavor to secure an increase in funding to advance the development of a treatment for African sleeping sickness.

      In November 2003, we entered into a Testing Agreement with Medicines For Malaria Venture, a foundation established in Switzerland ("MMV") and UNC, pursuant to which we, with the support of MMV and UNC, are conducting a proof of concept study of DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malarial drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria. Under the terms of the agreement, MMV has advanced to us approximately $3.0 million through March 31, 2005 for human clinical trials and has committed to fund additional budgeted amounts, subject to attainment of certain milestones, for additional clinical trials and regulatory preparation and filing costs for the approval to market DB289 to treat malaria by at least one internationally accepted regulatory agency and one malaria-endemic country. Subsequently on April 25, 2005, MMV advanced to us an additional $1.0 million. We forecast such costs to be approximately $8.2 million over the three years from inception.

      We will continue to apply for new grants to support continuing research and development of our proprietary aromatic cation technology platform and other product candidates. The process of obtaining grants is extremely competitive and there can be no assurance that any of our grant applications will be acted upon favorably. Some charitable organizations may request licenses to our proprietary information or may impose price restrictions on the products we develop with grant funds. We may not be able to negotiate terms that are acceptable to us with such organizations. In the event we are unable to raise sufficient funds to advance our product developments with grant funds we may seek to raise additional capital with the issuance of debt or equity securities. There can be no assurance that we will be able to place or sell debt or equity securities on terms acceptable to us and, if we sell equity, existing stockholders will suffer dilution (see Risk Factors, this section, entitled "Shares eligible for future sale may adversely affect our ability to sell equity securities," and "Our outstanding options and warrants may adversely affect our ability to consummate future equity financings due to the dilution potential to future investors").

None of our product candidates have been approved for sale by any regulatory agency; approval is required before we can sell drug products commercially.

      Our first oral drug candidate, DB289, requires additional clinical testing, regulatory approval and development of marketing and distribution channels, all of which are expected to require substantial additional investment prior to commercialization. There can be no assurance that any of our product candidates will be successfully developed, prove to be safe and effective in human clinical trials, meet applicable regulatory standards, be approved by regulatory authorities, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If we are unable to commercialize our product candidates in a timely manner we may be required to seek additional funding, reduce or cancel some or all of our development programs, sell or license some of our proprietary information or cease operations.

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

      We may find, at any stage of our research and development, that product candidates that appeared promising in earlier clinical trials do not demonstrate safety or effectiveness in later clinical trials and therefore do not receive regulatory approvals. Despite the positive results of our preclinical testing and human clinical trials those results may not be predictive of the results of later clinical trials and large-scale testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even after promising results had been obtained in early-stage human clinical trials.

      Completion of human clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, participant retention and follow up, difficulty in securing sufficient supplies of clinical trial materials or other adverse events occurring during clinical trials. For instance, once we obtain permission to run a human trial, there are strict criteria regulating who we can enroll in the trial. In the case of African sleeping sickness, we are subject to civil unrest in sub-Sahara Africa where local rebels could close clinics and dramatically reduce enrollment rates, and make it difficult to conduct trials. Political instability and the minimal infrastructure in the African countries where we conduct our African sleeping sickness trials may cause delays in enrollment and difficulty in the completion of trials.

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

      We are exploring the possibility of constructing a pharmaceutical manufacturing plant in the PRC with our subsidiary Immtech Hong Kong Limited. Operation of such a facility is subject to various governmental approvals, which may be difficult or impossible to obtain. There can be no guarantee that products manufactured at this facility will be accepted in all countries where we desire to sell our future products.

We are dependent on third party relationships for critical aspects of our business; problems that develop in these relationships may increase costs and/or diminish our ability to develop our product candidates.

      We use the expertise and resources of strategic partners and third parties in a number of key areas, including (i) discovery research, (ii) preclinical and human clinical trials, (iii) product development and (iv) manufacture of pharmaceutical drugs. We have a worldwide license and exclusive commercialization rights to a proprietary aromatic cation technology platform and are developing drugs intended for commercial use based on that platform. This strategy creates risks by placing critical aspects of our business in the hands of third parties, whom we may not be able to control. If these third parties do not perform in a timely and satisfactory manner, we may incur costs and delays as we seek alternate sources of such products and services, if available. Such costs and delays may have a material adverse effect on our business if the delays jeopardize our licensing arrangements by causing us to become non-compliant with certain license agreements.

      We may seek additional third party relationships in certain areas, particularly in clinical testing, marketing, manufacturing and other areas where pharmaceutical and biotechnology company collaborators will enable us to develop particular products or geographic markets that are otherwise beyond our current resources and/or capabilities. There is no assurance that we will be able to obtain any such collaboration or any other research and development, manufacturing or clinical trial arrangements. Our inability to obtain and maintain satisfactory relationships with third parties may have a material adverse effect on our business by slowing our ability to develop new products, requiring us to expand our internal capabilities, increasing our overhead and expenses, hampering future growth opportunities or causing us to delay or terminate affected programs.

We are uncertain about our ability to protect or obtain necessary patents and protect our proprietary information; our ability to develop and commercialize product candidates would be compromised without adequate intellectual property protection.

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

      There can be no assurance that any particular patent will be granted or that issued patents will provide us, directly or through licenses, with the intellectual property protection contemplated. Patents and licenses of patents can be challenged, invalidated or circumvented. Patent litigation is expensive and time-consuming and the outcome cannot be predicted. It is also possible that competitors will develop similar products simultaneously. Our breach of any license agreement or the failure to obtain a license to any technology or process which may be required to develop or commercialize one or more of our product candidates may have a material adverse effect on our business including the need for additional capital to develop alternate technology, the potential that competitors may gain unfair advantage and lessen our expectation of potential future revenues.

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

      We are licensed to commercialize technology from a proprietary aromatic cation technology platform developed by a Scientific Consortium, comprised primarily of scientists employed by universities in an academic setting. The academic world is improved by the sharing of information. As a business, however, the sharing of information whether through publication of research, academic lectures or general intellectual discourse among contemporaries is not conducive to protection of proprietary information. Our proprietary information may fall into the possession of unintended parties without our knowledge through customary academic information sharing.

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

      The pharmaceutical and biotechnology fields are characterized by extensive research efforts and rapid technological progress. Competition from other pharmaceutical and biotechnology companies and research and academic institutions is intense and other companies are engaged in research and product development to treat the same diseases that we target. New developments in pharmaceutical and biotechnology fields are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not render some or all of our programs or products non-competitive or obsolete.

      We are aware of other companies and institutions dedicated to the development of therapeutics similar to those we are developing, including Aventis Pharmaceuticals, Inc., Hoffman-LaRoche Ltd., Sanofi-Synthelabo Inc., Pfizer Inc., Novartis, and Bayer Corporation. Many of our existing or potential competitors have substantially greater financial and technical resources than we do and therefore may be in a better position to develop, manufacture and market pharmaceutical products. Many of these competitors are also more experienced performing preclinical testing and human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of our product candidates.

      In the event some or all of our programs are rendered non-competitive or obsolete, we do not currently have alternative strategies to develop new product lines or the financial resources to pursue such a course of action.

There is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates for any indication; we are subject to government regulation for the commercialization of our product candidates.

      We have not made application to the FDA or any other regulatory agency to sell commercially or label any of our product candidates. We or our test collaborators have received licenses from the FDA to export DB289 for testing purposes and have previously been approved to conduct human clinical trials for various indications in each of the United States, Germany, France, the Democratic Republic of Congo, Angola, Thailand, Peru and South Africa.

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

         Each of our product candidates must be approved for each indication for which we believe it to be viable. We have not yet determined from which regulatory agencies we will seek approval for our product candidates or indications for which approval will be sought. Once determined, the approval process is subject to those agencies' policies and acceptance of those agencies' approvals, if obtained, in the countries where we intend to market our product candidates.

We have not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our product candidates.

      On April 23, 2004 the FDA granted fast-track designation for DB289, our first oral drug candidate, to treat African sleeping sickness (trypanosomiasis). Fast-track designation means, among other things, that the FDA may accept initial late-stage data from us rather than waiting for the entire Phase III clinical trial data to be submitted together for consideration of approval to market the drug. There is, however, no guarantee that fast-track designation will result in faster product development or licensing approval or that our product candidates will be approved at all.

      The process of obtaining FDA or other required regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied. Furthermore, the approval process is extremely expensive and uncertain. There can be no assurance that our product candidates will be approved for commercial sale in the United States by the FDA or regulatory agencies in foreign countries. The regulatory review process can take many years and we may need to raise additional funds to complete the regulatory review process for our current product candidates. The failure to receive FDA or other governmental approval would have a material adverse effect on our business by precluding us from marketing and selling such products and negatively impacting our ability to generate future revenues. Even if regulatory approval of a product is granted, there can be no assurance that we will be able to obtain the labeling claims (a labeling claim is a product's description and its FDA permitted uses) necessary or desirable for the promotion of such product. FDA regulations prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for post-marketing studies if regulatory approval is obtained; we will also be subject to ongoing FDA obligations and continued regulatory review. In particular, we, or our third party manufacturers, will be required to adhere to Good Manufacturing Practices ("GMP"), which require us (or our third party manufacturers) to manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control. Further, we (or our third party manufacturers) must pass a manufacturing facilities pre-approval inspection by the FDA or corollary agency before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties, such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side-effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

      Prior to the submission of an application for FDA approval, our pharmaceutical drugs undergo rigorous preclinical and clinical testing, which may take several years and the expenditure of substantial financial and other resources. Before commencing clinical trials in humans in the United States, we must submit to the FDA and receive clearance of an IND. There can be no assurance that submission of an IND for future clinical testing of any of our product candidates under development or other future product candidates would result in FDA permission to commence clinical trials or that we will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Further, there can be no assurance that if such testing of product candidates under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory agency or approved by the FDA for marketing in the United States or by any such foreign regulatory agencies for marketing in foreign jurisdictions.

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

There is uncertainty regarding the availability of health care reimbursement to prospective purchasers of our anticipated products; health care reform may negatively impact the ability of prospective purchasers of our anticipated products to pay for such products.

      Our ability to commercialize any of our product candidates will depend in part on the extent to which reimbursement for the costs of the resulting drug will be available from government health administration authorities, private health insurers, non-governmental organizations and others. Many of our product candidates, including treatments for trypanosomiasis, malaria and tuberculosis, would be in the greatest demand in developing nations, many of which do not maintain comprehensive health care systems with the financial resources to pay for such drugs. We do not know to what extent governments, private charities, international organizations and others would contribute toward bringing newly developed drugs to developing nations. Even among drugs sold in developed countries, significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance of the availability of third party insurance reimbursement coverage enabling us to establish and maintain price levels sufficient for realization of a profit on our investment in developing pharmaceutical drugs. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drug products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of our anticipated products, the market acceptance of these products would be adversely affected.

      Health care reform proposals are regularly introduced in the United States Congress and in various state legislatures and there is no guarantee that such proposals will not be introduced in the future. We cannot predict when any proposed reforms will be implemented, if ever, or the effect of any implemented reforms on our business. Implemented reforms may have a material adverse effect on our business by reducing or eliminating the availability of third-party reimbursement for our anticipated products or by limiting price levels at which we are able to sell such products. If reimbursement is not available for our products, health care providers may prescribe alternative remedies if available. Patients, if they cannot afford our products, may do without. In addition, if we are able to commercialize products in overseas markets, then our ability to achieve success in such markets may depend, in part, on the health care financing and reimbursement policies of such countries. We cannot predict changes in health care systems in foreign countries, and therefore, do not know the effects on our business of possible changes.

Shares eligible for future sale may adversely affect our ability to sell equity securities.

      Sales of our common stock (including the issuance of shares upon conversion of preferred stock) in the public market could materially and adversely affect the market price of shares because prior sales have been executed at or below our current market price. We have outstanding four series of preferred stock that convert to common stock at prices equivalent to $4.42, $4.00, $4.42 and $9.00, respectively, for our series A, series B, series C and series D convertible preferred stock (subject to adjustment for certain dilutive events). Our obligation to convert the preferred stock upon demand by the holders may depress the price of our common stock and also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

      As of June 3, 2005 we had 11,409,178 shares of common stock outstanding, plus (160,400 shares of series A convertible preferred stock, convertible into approximately 341,628 shares of common stock at the conversion rate of 1:5.656,
(2) 19,925 shares of series B Convertible Preferred stock convertible into approximately 124,531 shares of common stock at the conversion rate of 1:6.25,
(3) 52,452 shares of series C convertible preferred stock convertible into approximately 296,674 shares of common stock at the conversion rate of 1:5.656,
(4) 160,280 shares of series D convertible preferred stock convertible into approximately 445,210 shares of common stock at the conversion rate of 1:2.778,
(5) 1,276,407 options to purchase shares of common stock with a weighted-average exercise price of $9.31 per share and (6) 2,738,612 warrants to purchase shares of common stock with a weighted-average exercise price of $7.51 of the shares outstanding, 8,957,217 shares of common stock are freely tradable without restriction. All of the remaining 2,451,961 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended (the "Securities Act").

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

      As of June 3, 2005, we have outstanding vested options to purchase 956,359 shares of common stock at a weighted-average exercise price of $8.89 and vested warrants to purchase 2,728,612 shares of common stock with a weighted-average price of $7.54.

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

      The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical and biotechnology companies have been and can be expected to be especially volatile. Our common stock price in the 52-week period ended June 3, 2005 had a low of $7.58 and high of $16.25. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of pharmaceutical drugs and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our common stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.

We may pay vendors in stock as consideration for their services; this may result in stockholder dilution, additional costs and difficulty retaining certain vendors.

      In order for us to preserve our cash resources, we have previously and may in the future pay vendors in shares, warrants or options to purchase shares of our common stock rather than cash. Payments for services in stock may materially and adversely affect our stockholders by diluting the value of outstanding shares of our common stock. In addition, in situations where we have agreed to register the shares issued to a vendor, this will generally cause us to incur additional expenses associated with such registration. Paying vendors in shares, warrants or options to purchase shares of common stock may also limit our ability to contract with the vendor of our choice should that vendor decline payment in stock.

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

      We have recently added to our workforce and we plan to continue to increase the size of our workforce and scope of our operations as we continue our drug development programs and clinical trials and move towards commercialization of our products. This growth of our operations will place a significant strain on our management personnel, systems and resources. We may need to implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. These endeavors will require substantial management effort and skill, and we may require additional personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.

      Our continuing obligations as a public company under the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and related regulations, are likely to increase our expenses and administrative burden. Changes in the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from commercialization activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies regulatory authorities may initiate legal proceedings against us and our business may be harmed.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

      Our certificate of incorporation limits, to the maximum extent permitted under Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law. These provisions may be in some respects broader than the specific indemnification provisions under Delaware law. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director's duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

      We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting therefrom. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

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

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act.

      The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of

Section 404 each year. If we are not able to comply with the requirements of
Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the American Stock Exchange or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

Product liability exposure may expose us to significant liability.

      We do not have pharmaceutical products for sale and we therefor do not carry product liability insurance. However, if we do commercialize drug products we will face risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred, potentially damaging our financial performance. We do carry commercial general liability insurance and clinical trial insurance which covers our human clinical trial activities.

ITEM 2.  PROPERTIES

      Our administrative offices and research laboratories are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061. We occupy approximately 9,750 square feet of space under a lease that expires on March 14, 2010. Our rent for the Vernon Hills facility is approximately $8,200 per month through March 2008. We are also charged by the landlord a portion of the real estate taxes and common area operating expenses. Our New York offices are located at One North End Avenue, New York, New York 10282. We pay rent of approximately $10,100 per month, on a month-to-month basis, for approximately 2,500 square feet of space for our New York office. (See Item 13. "Certain Relationships and Related Transactions.") We believe our current facilities are adequate for our needs for the foreseeable future and, in the opinion of our management, the facilities are adequately insured.

      Our indirectly wholly-owned subsidiary, Immtech Life Science, owns two floors of a newly-constructed building located in the Futian Free Trade Zone, Shenzhen, in the People's Republic of China. The property comprises the first two floors of an industrial building named the Immtech Life Science Building. The duration of the land use right associated with the building on which the property is located is 50 years which expires May 24, 2051.

ITEM 3.  LEGAL PROCEEDINGS

      We are parties to the following legal proceedings:

      Immtech International, Inc., et al. v. Neurochem, Inc., et al.

      On August 12, 2003, the Company filed a lawsuit against Neurochem, Inc. ("Neurochem") alleging that Neurochem misappropriated the Company's trade secrets by filing a series of patent applications relating to compounds synthesized and developed by the

Consortium, with whom Immtech has an exclusive licensing agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat Alzheimer's disease. Pursuant to the terms of the agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech's prior written consent, to immediately advise Immtech if any invention was discovered and to cooperate with Immtech and its counsel in filing any patent applications.

      In its complaint, the Company also alleges, among other things, that Neurochem fraudulently induced the Company into signing the testing agreement, and breached numerous provisions of the testing agreement, thereby blocking the development of the Consortium's compounds for the treatment of Alzheimer's disease. By engaging in these acts, the Company alleges that Neurochem has prevented the public from obtaining the potential benefit of new drugs for the treatment of Alzheimer's disease, which would compete with Neurochem's Alzhemed drug.

      Since the filing of the complaint, Neurochem had aggressively sought to have an International Chamber of Commerce ("ICC") arbitration panel hear this dispute, as opposed to the federal district court in which the action was originally filed. The Company has agreed to have a three member ICC arbitration panel (the "Arbitration Panel") hear and rule on the dispute on the expectation that the Arbitration Panel will reach a more timely and economical resolution. In this regard, the ICC hearing is scheduled from September 7, 2005 through September 16, 2005, and the Company anticipates a resolution of this matter by the end of the calendar year.

      The Company has filed with the Arbitration Panel a document that identifies the issues to be considered and provided a preliminary estimate of $18 to $42 million in damages that it is seeking. Neurochem, Inc. and Neurochem (International) Limited also filed with the Arbitration Panel a document that identified the issues they deem the Arbitration Panel should consider and provided a preliminary estimate of $3.5 million in damages that they are seeking based on their counterclaims.

      Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

      In October 2003, Gerhard Von der Ruhr et al (the "Von der Ruhr Plaintiffs") filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors. The Von der Ruhr Plaintiff's complaint alleged that (i) the Company refused to authorize the Company's transfer agent to remove the restrictive legends from the stock certificates of the Von der Ruhr Plaintiffs, (ii) the Company refused to honor the Von der Ruhr Plaintiffs' exercise of certain stock options and (iii) the Company refused to honor an agreement regarding certain technology. The Von der Ruhr Plaintiffs also allege that certain officers and directors interfered with the Von der Ruhr Plaintiffs' contracts with the Company. The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs. In a filing made in late February, 2005, the Von der Ruhr Plaintiffs specified damages of approximately $44.5 million in damages, which includes $42 million related to the alleged technology agreement claim, which the Company believes is meritless. The Company has filed a motion for summary judgment with the Court seeking to have several of the counts of the complaint, including the one related to the alleged technology agreement, dismissed and will continue to vigorously defend against this proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Matters submitted to a vote of the security holders at our Annual Meeting on November 12, 2004 at the Westin O'Hare Motel in Rosemont, Illinois have been disclosed in our quarterly report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 9, 2005.

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

                                                         High          Low
                                                      ----------- ------------
     2002

     Quarter ended March 31, 2002                       $7.40         $4.00
     Quarter ended June 30, 2002                        $5.99         $2.80
     Quarter ended September 30, 2002                   $5.15         $2.39
     Quarter ended December 31, 2002                    $3.80         $2.12

     2003

     Quarter ended March 31, 2003                       $4.85         $1.58
     Quarter ended June 30, 2003                        $7.00         $4.15
     Quarter ended September 30, 2003                  $18.82         $5.70
     Quarter ended December 31, 2003                   $32.51         $9.00

     2004

     Quarter ended March 31, 2004                      $19.50        $10.11
     Quarter ended June 30, 2004                       $22.80        $11.85
     Quarter ended September 30, 2004                  $12.75         $8.45

                                                         High          Low
                                                      ----------- ------------
     Quarter ended December 31, 2004                   $14.73         $7.58

     2005

     Quarter ended March 31, 2005                      $15.70        $10.03

      Stockholders

      As of June 3, 2005, the Company had approximately 239 stockholders of record of our common stock and the number of beneficial owners of shares of common stock as of such date was approximately 3,108. As of June 3, 2005, the Company had approximately 11,409,178 shares of common stock issued and outstanding.

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

      Recent Sales of Unregistered Securities

      We issued unregistered securities in the following transactions during the fiscal quarter ended March 31, 2005:

      o On February 23, 2005 we issued 5,000 shares of common stock from the exercise of options by Patrick Yeramian having received $22,100 for their exercise.

      Securities Authorized for Issuance under Equity Compensation Plans

      The following table provides information as of March 31, 2005, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                                                                               Number of securities
                                                                                                remaining available
                                                                                                for future issuance
                                     Number of securities to be   Weighted average exercise        under equity
                                       issued upon exercise of       price of outstanding       compensation plans
                                        outstanding options,        options, warrants and      (excluding securities
                                         warrants and rights              rights(1)           reflected in column(a))
   Plan category (in thousands)                  (a)                         (b)                        (c)
------------------------------------ ---------------------------- --------------------------- ------------------------
Equity compensation plans approved
   by security holders(2)                     1,330,057                     $9.26                    1,049,250

Equity compensation plans not
   approved by security holders(3)            2,740,412                     $7.51
                                     ---------------------------- --------------------------- ------------------------
Total                                         4,070,469                     $8.08                    1,049,250

------------------

(1) As adjusted for reverse stock splits that occurred on each of July 24, 1998 and January 25, 1999.

(2)   This category consists solely of options.

(3)   This category consists solely of warrants.

      Series D Convertible Preferred Stock Private Placements

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

      Each share of Series D Preferred Stock is convertible by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price"), subject to anti-dilution adjustment. We may at any time after January 1, 2005 require that any or all outstanding shares of Series D Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series D Preferred Stock is convertible is registered pursuant to an effective registration statement. The number of shares of common stock will be determined by (i) dividing the Liquidation Price by the Conversion Price, provided that the closing bid price for our common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, or (ii) if the requirements of (i) above are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price. The Conversion Price is subject to anti-dilution adjustments, as set forth in the Series D Certificate of Designation.

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

      In January 2004, in connection with the Series D Preferred Stock private placement offering, we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $16.00 per share of common stock. The warrants expire on the fifth anniversary of their date of issuance. The warrant exercise period commenced immediately upon issuance of the warrant. At any time after the first anniversary of the date of issuance and if our common stock closing price is above 200% of the exercise price for 20 consecutive trading days, we may, upon 20 days notice, redeem any unexercised portion of any warrants for a redemption fee equal to $0.10 per share of common stock underlying the warrants. During the 20-day notice period, the warrant holder may exercise all or a portion of the warrants by tendering the appropriate exercise price.

      Conversions of Preferred Stock to Common Stock

      Series A. On March 21, 2005, a holder of Series A Convertible Preferred Stock ("Series A Stock") converted 12,000 shares of Series A Stock and accrued dividends into 68,422 shares of common stock.

      Series C. On March 3, 2005 and March 16, 2005, holders of Series C Convertible Preferred Stock ("Series C Stock") converted 2,000 shares and 2,000 shares of Series C stock and accrued dividends into 11,419 shares and 11,424 shares of common stock, respectively.

      Series D. On March 3, 2005, March 16, 2005 and March 21, 2005, holders of Series D Convertible Preferred Stock ("Series D Stock") converted 4,000 shares, 8,000 shares and 25, 200 shares of Series D stock and accrued dividends into 11,272 shares, 22,558 shares and 71,153 shares of common stock, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial data that was derived from our financial statements (dollars in thousands except per share data):

                                                                           Year ended March 31,
                                          ------------------------------------------------------------------------------------
                                               2005              2004             2003              2002              2001
                                          ------------       -----------       -----------       -----------       -----------
Statement of Operations:
     REVENUES .........................   $      5,931       $     2,416       $     1,609       $     3,522       $     1,355
                                          ------------       -----------       -----------       -----------       -----------
     EXPENSES:
        Research and development ......          7,309             3,293             2,570             3,958(2)          6,695
        General and administrative ....         12,190(6)         11,989(5)          3,732(4)          2,928             4,719(1)
        Equity in loss of joint venture
                                          ------------       -----------       -----------       -----------       -----------
        Total expenses ................         19,499            15,282             6,302             6,886            11,414
     LOSS FROM OPERATIONS .............        (13,569)          (12,866)           (4,693)           (3,364)          (10,059)
                                          ------------       -----------       -----------       -----------       -----------
     OTHER INCOME (EXPENSE):
        Interest income ...............            135                20                14                41               199
        Interest expense ..............
        Loss on sales of investment
          securities - net ............                                                                                     (3)
        Cancelled offering costs ......
        Gain on extinguishment of debt
                                          ------------       -----------       -----------       -----------       -----------
        Other income (expense) - net ..            135                20                14                41               196
     NET LOSS .........................        (13,433)          (12,846)           (4,679)           (3,323)           (9,863)
     CONVERTIBLE PREFERRED STOCK
        DIVIDENDS(3) ..................           (580)           (3,526)             (452)             (938)(3)
     REDEEMABLE PREFERRED STOCK
        CONVERSION, PREMIUM
        AMORTIZATION AND DIVIDENDS ....
                                          ------------       -----------       -----------       -----------       -----------
     NET (LOSS) ATTRIBUTABLE TO COMMON
        STOCKHOLDERS ..................        (14,013)          (16,372)           (5,131)           (4,261)           (9,863)
                                          ============       ===========       ===========       ===========       ===========
     BASIC AND DILUTED NET (LOSS)
        INCOME PER SHARE ATTRIBUTABLE
        TO COMMON STOCKHOLDERS:
                                          ------------       -----------       -----------       -----------       -----------
        Net loss ......................          (1.27)            (1.43)            (0.71)            (0.55)            (1.78)
        Convertible preferred stock
          dividends ...................          (0.05)            (0.39)            (0.07)            (0.16)
                                          ------------       -----------       -----------       -----------       -----------
     BASIC AND DILUTED NET (LOSS)
        INCOME PER SHARE ATTRIBUTABLE
        TO COMMON STOCKHOLDERS ........   $      (1.32)      $     (1.82)      $     (0.78)      $     (0.71)      $     (1.78)
                                          ============       ===========       ===========       ===========       ===========

                                                                           Year ended March 31,
                                          ------------------------------------------------------------------------------------
                                               2005              2004             2003              2002              2001
                                          ------------       -----------       -----------       -----------       -----------

     WEIGHTED AVERAGE SHARES USED IN
        COMPUTING BASIC AND DILUTED
        LOSS PER SHARE ................     10,606,917         8,977,817         6,565,495         6,011,416         5,545,190
     Balance Sheet Data:
     Cash and cash equivalents ........          9,472             6,745               112             2,038             2,098
     Restricted funds on deposit ......          2,044             2,155             2,740               602             3,813
     Investment securities available
        for sale
     Working capital (deficiency) .....          8,069             6,136              (115)            1,567               663
     Total assets .....................         15,276            12,586             6,610             2,876             6,168
     Convertible preferred stock ......          7,752             9,522             5,138             4,032
     Deficit accumulated during
        development stage .............        (72,552)          (58,539)          (42,167)          (37,036)          (32,775)
     Stockholders' equity .............         11,741             9,748             3,192             1,736               859

------------------

(1) Includes $1,288 of costs related to the issuance of warrants to purchase 300,000 shares of common stock as compensation for financial consulting services (see Note 7 to Notes to Financial Statements).

(2) Includes $1,159 credit to (reduction in) research and development costs for the settlement of certain disputed costs previously expensed during the year ended March 31, 2000 (see Note 8 to Notes to Financial Statements).

(3) See Note 7 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

(4) Includes $758 of costs related to the issuance of 150,000 shares of common stock to Cheung Ming Tak to act as the Company's non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in the PRC; $188 of costs related to the issuance of 40,000 shares of common stock to The Gabriele Group, L.L.C., for assistance with respect to management consulting, strategic planning, public relations and promotions and includes $89 of costs related to the issuance of 8,333 shares of common stock and the vesting of 29,165 warrants to Fulcrum Holdings of Australia, Inc. ("Fulcrum").

(5) Includes non-cash charges of (i) $2,744 of costs related to the issuance of warrants to purchase 600,000 shares of common stock issued to China Harvest International Ltd as payment for "services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) $63 for the issuance of 10,000 shares of common stock issued to Mr. David Tat Koon Shu for consulting services in China, (iii) $1,400 for the issuance of 100,000 shares of common stock issued to Fulcrum for assisting with listing the Company's securities on a recognized stock exchange and for consulting services, (iv) $2,780 for the vested portion of 91,667 shares of common stock and the vested portion of warrants to purchase 320,835 shares of common stock issued to Fulcrum during the fiscal year based on agreements signed March 21, 2003 and (v) $247 for the attainment of certain milestones with respect to the vesting of warrants to purchase 20,000 shares of common stock issued to Pilot Capital Groups, LLC (f/k/a The Gabriela Group, LLC) based upon agreements signed July 31, 2002.

(6) Includes non-cash charges of (i) $4,531 of costs related to the four year extension of warrants received from RADE Management Corporation ("RADE") (see Item 13 below), (ii) $233 for the issuance of 20,000 options to Mr. Tony Mok for consulting services in China, (iii) $301 for the extension of the unexercised Fulcrum warrants to December 23, 2005 and (iv) $10 for the extension of warrants initially issued to underwriters to purchase 21,400 shares of common stock from April 24, 2004 to May 11, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a pharmaceutical company advancing the development and commercialization of oral drugs to treat infectious diseases and extending our proprietary aromatic cation technology platform to the treatment of cancer, diabetes and other diseases. We have advanced clinical programs that include new treatments for malaria, Pneumocystis pneumonia and African sleeping sickness (trypanosomiasis), and drug development programs for fungal infections and tuberculosis. We hold worldwide patents and patent applications, licenses and rights to license technology, primarily from a scientific consortium that has granted us a worldwide license and exclusive right to commercialize products from, and license rights to, the technology.

      We are working with our scientific and foundation partners to (i) complete the clinical programs for malaria, Pneumocystis pneumonia and African sleeping sickness, (ii) advance new drug candidates into the clinic and (iii) validate the broad application of our technology platform and illustrate its low toxicity and oral deliverability (See "Item 1 - Products and Programs" above). We believe we can build a sustainable and profitable business by selling drugs in niche markets in certain developing countries as we target treatments for multi-billion dollar markets such as fungal infections, tuberculosis, cancer and diabetes. The United States Food and Drug Administration ("FDA") has granted "fast-track" designation to our first oral drug candidate, DB289, to treat African sleeping sickness. Fast-track designation may allow for accelerated FDA review of DB289 to treat African sleeping sickness, however, there is no guarantee that fast-track designation will result in faster product development or impact the likelihood or timing of product approval.

      Since our formation in October 1984, we have engaged in pharmaceutical research and drug development, expanding our scientific capabilities and collaborative network, developing technology licensing agreements and, since obtaining the rights thereto in 1997, advancing the commercialization of the aromatic cation technology platform. To minimize stockholders' dilution, we use foundation and government grants, the expertise and resources of strategic partners and third parties in a number of areas, including (i) discovery research, (ii) pre clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. We have licensing and exclusive commercialization rights to an aromatic cationic anti-infective pharmaceutical technology platform and are developing drugs intended for commercial use based on that technology. Dication drugs (a structural class of aromatic cation drugs defined by molecules with positive charges on each end held together by a linker) bind in the minor groove of an organism's DNA, and, in so doing, interfere with the activity of enzymes needed for microbial growth, thereby killing the infectious organisms that cause fungal, parasitic, bacterial and viral diseases. Structurally, dications are chemical molecules that have two positively charged ends held together by a chemical linker (shaped like a molecular barbell). The composition of the dications, with positive charges on the ends and linkers of different length, shape, flexibility and curvature, allows binding to specific sites of the DNA or other receptors, interfering with key biochemical processes fundamental to microbe growth and development.

      With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to March 31, 2005, we incurred cumulative net losses of approximately $69,426,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

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

Critical Accounting Policies and Estimates

      Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to the fair value of our preferred and common stock and related options and warrants, the recognition of revenues and costs related to our research contracts, and the useful lives or impairment of our property and equipment. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Expenses

      All research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, and sponsored research reimbursement fees are included in accrued liabilities and included in research and development expenses. Specific information pertaining to each of our major research and development projects follows. This information includes to the extent ascertainable, project status, costs incurred for the relevant fiscal years (including costs to date), nature, timing and estimated costs of project completion, anticipated completion dates, and the period in which material net cash inflow from projects is expected to commence, if at all.

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

Malaria

      We expensed research and development costs for our malaria program for the fiscal years ended March 31, 2003, March 31, 2004 and March 31, 2005 of approximately $45,000, $250,000 and $2,270,000 respectively. Since our inception through March 31, 2005, approximately $2,565,000 has been expensed on research and development for the malaria project.

Pneumocystis pneumonia ("PCP")

      We expensed research and development costs for the PCP program for the fiscal years ended March 31, 2003, March 31, 2004, and March 31, 2005 of approximately $194,000, $241,000 and $362,000, respectively. Since our inception through March 31, 2005, approximately $827,000 has been expensed on the PCP program.

African Sleeping Sickness (Trypanosomiasis)

      Research and development costs expensed by the Company for our trypanosomiasis program for the fiscal years ended March 31, 2003, March 31, 2004, and March 31, 2005 have been approximately $1,228,000, $2,018,000 and
$3,584,000, respectively. Since our inception through March 31, 2005, approximately $10,150,000 has been expensed on the trypanosomiasis program.

Antifungal & Tuberculosis ("TB") Programs

      Each of the antifungal and TB programs is estimated to cost between $25-40 million dollars (including manufacturing and formulation of their respective drugs). The Company is unable to calculate when initial drug sales for the antifungal and TB treatments may commence because of the early stage of development.

      We expensed research and development costs for the antifungal program for the fiscal years ended March 31, 2003, March 31, 2004, and March 31, 2005 of approximately $1,000, $32,000 and $29,000, respectively. Since our inception through March 31, 2005, approximately $396,000 has been expensed on the antifungal program.

      We expensed research and development costs for the TB program for the fiscal years ended March 31, 2003, March 31, 2004 and March 31, 2005 of approximately $10,000, $24,000 and $72,000 respectively. Since our inception through March 31, 2005, approximately $176,000 has been expensed on the TB program.

Cancer Program

      We expensed research and development costs for the cancer program for the fiscal years ended March 31, 2003, March 31, 2004, and March 31, 2005 of approximately $0, $0 and $0, respectively. Since our inception through March 31, 2005, approximately $24,000 has been expensed on the cancer program.

Liquidity and Capital Resources

      From our inception through March 31, 2005, we have financed our operations with:

      o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $50,905,000

      o payments from research agreements, foundation grants and SBIR grants and STTR program grants of approximately $17,190,000; and

      o     the use of stock, options and warrants in lieu of cash compensation.

      On July 30, 2004, we completed a secondary public offering of common stock wherein we sold 899,999 shares of common stock. The shares were sold to the public at $10.25 per share. The net proceeds were approximately $8,334,000.

      On January 22, 2004, we sold in private placements pursuant to Regulation D and Regulation S of the Securities Act of 1933, as amended ("Securities Act")
(i) 200,000 shares of our Series D Convertible Preferred Stock, $0.01 par value ("Series D Stock") at a stated value of $25.00 per share and (ii) warrants to purchase 200,000 shares of our common stock with a $16.00 per share exercise price, for the aggregate consideration of $5,000,000 before issuance cost. The net proceeds were approximately $4,571,000. Each share of Series D Stock, among other things, (i) earns a 6% dividend payable, at our discretion, in cash or common stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding preferred stock, (iii) is convertible at the initial conversion rate into 2.7778 shares of common stock and (iv) may be converted to common stock by us at any time. The related warrants expire five years from the date of grant.

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

      On February 14, 2002 and February 22, 2002, we issued an aggregate of 160,100 shares of our Series A Convertible Preferred Stock and 400,250 related warrants in private placements to certain accredited and non-U.S. investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. In connection with this offering, we issued in the aggregate 60,000 shares of common stock and 760,000 warrants to purchase shares of common stock to consultants assisting in the private placements. The warrants have an exercise period of five years from the date of issuance and exercise prices of (i) $6.00 per share for 500,000 warrants, (ii) $9.00 per share for 130,000 warrants and
(iii) $12.00 per share for 130,000 warrants. The $9.00 and $12.00 warrants did not vest, and therefore were cancelled, since our common stock did not meet or exceed the respective exercise price for 20 consecutive trading days prior to January 31, 2003. The gross proceeds of the offering were $4,003,000 and the net proceeds were $3,849,000.

      On December 8, 2000, we completed a private placement offering that raised net proceeds of approximately $4,306,000 of additional net equity capital through the issuance of 584,250 shares of common stock.

      On April 26, 1999, we issued 1,150,000 shares of common stock through an initial public stock offering ("IPO"), resulting in net proceeds of approximately $9,173,000. The underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. Those warrants were due to expire on April 25, 2004. All warrants other than warrants to purchase 21,400 shares expired. The warrant to purchase 21,400 shares was pursuant to an agreement with the holder and subsequently exercised.

      Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with the efforts of the Scientific Consortium and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research in preclinical and clinical trials, increased administrative expenses to support research and development operations and increased capital expenditures for expanded research capacity, various equipment needs and facility improvements or relocation.

      As of March 31, 2005, we had federal net operating loss carry-forwards of approximately $60,440,000, which expire from 2006 through 2025. We also had approximately $57,760,000 of stated net operating loss carryforwards as of March 31, 2005, which expire from 2009 through 2025, available to offset certain future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of our net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2005, we had federal income tax credit carryforwards of approximately $1,060,000, which expire from 2008 through 2025.

      We believe our existing resources, but not including proceeds from any grants we may receive, are sufficient to meet our planned expenditures through June 2006, although there can be no assurance that we will not require additional funds. In addition, we anticipate the receipt of approximately an additional $4.0 million under the agreement with MMV in calendar year 2005. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, our corporate partners fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the development of manufacturing, our ability to maintain existing, and establish new, collaborative arrangements with other companies to provide funding to us to support these activities and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives.

      We have, through our purchase of Super Insight Limited, obtained an ownership interest in improved real property in the Peoples Republic of China ("PRC") on which we may construct a pharmaceutical manufacturing facility. We plan, in the facility or in combination with other facilities, to install a pharmaceutical production line to produce oral drug products. (See "Item I - Business - F. Manufacturing - Our China Facility" above) We are seeking partners both in the PRC and domestically to fund part or all of the capital cost of construction of the pharmaceutical production line.

Payments Due under Contractual Obligations

      We have future commitments at March 31, 2005 consisting of operating lease obligations as follows:

                                 Year Ending      Lease
                                  March 31,      Payments
                               -------------- --------------
                                    2006         $98,000
                                              --------------
                                    2007          98,000
                                              --------------
                                    2008          98,000
                                              --------------
                                    2009         103,000
                                              --------------
                                    2010          99,000
                                              --------------
                                   Total        $496,000

Results of Operations

Year Ended March 31, 2005 Compared with Year Ended March 31, 2004

      Revenues under collaborative research and development agreements were approximately $5,931,000 and $2,416,000 in the years ended March 31, 2005 and 2004, respectively. In 2005, we recognized revenues of approximately $3,592,000 relating to the clinical research subcontract agreement between us and UNC funded by a grant that UNC received from The Gates Foundation, and approximately $2,275,000 relating to the testing agreement with MMV, while in 2004, there were revenues recognized of approximately $2,114,000 relating to the clinical research subcontract agreement, and revenues of approximately $302,000 relating to the testing agreement with MMV. Additionally there were revenues of approximately $63,000 recognized from an SBIR grant from the NIH in 2005. Research and development expenses increased from approximately $3,293,000 in 2004 to approximately $7,309,000 in 2005. Expenses relating to the clinical research subcontract agreement with UNC increased from approximately $2,099,000 in 2004 to approximately $3,584,000 in 2005. Expenses related to the testing agreement with MMV increased from approximately $301,000 in 2004 to approximately $2,270,000 in 2005. Expenses relating to preclinical and clinical trial costs primarily for Pneumocystis pneumonia increased from approximately $198,000 in 2004 to approximately $633,000 in 2005. The increase in expenses for Pneumocystis pneumonia was primarily due to ongoing costs with the clinical trial in Peru.

      General and administrative expenses were approximately $12,190,000 in 2005, compared to approximately $11,990,000 in 2004. Non-cash general and administrative expenses for common stock, stock options and warrant issuance in 2005 were approximately $5,075,000 as compared to approximately $7,234,000 in 2004. Non-cash expenses in 2005 included (i) approximately $4,531,000 for the four year extension of warrants initially issued to RADE

Management Corporation ("RADE") (See Item 13 of Annual Report Form 10-K for fiscal year ended March 31, 2005), (ii) approximately $233,000 for the issuance of 20,000 options issued to Mr. Tony Mok for consulting services in China, (iii) approximately $301,000 for the extension of Fulcrum warrants to December 23, 2005 and (iv) approximately $10,000 for the extension of 21,400 underwriter warrants from April 24, 2004 to May 11, 2004, as compared to non-cash expenses in 2004 of (i) approximately $2,744,000 for the issuance of a warrant to purchase 600,000 shares of common stock issued to China Harvest International Ltd. as payment for services to assist us in obtaining regulatory approval to conduct clinical trials in China, (ii) approximately $63,000 for the issuance of 10,000 shares of common stock issued to Mr. David Tat Koon Shu for consulting services in China, (iii) approximately $1,400,000 for the issuance of 100,000 shares of common stock issued to Fulcrum for assistance with listing our securities on a recognized stock exchange and for consulting services, (iv) approximately $2,780,000 for the vested portion of 91,667 shares of common stock and the vested portion of warrants to purchase 320,835 shares of common stock issued to Fulcrum during the fiscal year based on agreements signed March 21, 2003 and (v) approximately $247,000 for the reaching of certain milestones which resulted in the vesting of a warrant to purchase 20,000 shares of common stock issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group, LLC) based upon agreements signed July 31, 2002. Legal expenses for patents decreased from approximately $481,000 in 2004 to approximately $449,000 in 2005. Legal fees and related mediation fees with the International Chamber of Commerce for the Neurochem arbitration increased from approximately $1,610,000 in 2004 to approximately $2,393,000 in 2005 primarily due to increased litigation fees. Expenses relating to the start-up and consolidation of Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech Hong Kong into Immtech accounts were approximately $398,000 in 2004 while ongoing expenses for these entities were approximately $347,000 in 2005. Accounting fees decreased from approximately $223,000 in 2004 to approximately $199,000 in 2005. Payroll and associated expenses increased from approximately $691,000 in 2004 to approximately $1,187,000 in 2005 due primarily to new hires. Contract services increased from approximately $43,000 in 2004 to approximately $277,000 in 2005 due primarily to the use of consultants, and market research. Travel increased from approximately $193,000 in 2004 to approximately $500,000 in 2005. Insurance and state franchise taxes increased from approximately $127,000 in 2004 to approximately $476,000 in 2005. Marketing related expenses increased from approximately $287,000 in 2004 to approximately $662,000 in 2005. All other general and administrative expenses decreased from approximately $703,000 in 2004 to approximately $625,000 in 2005.

      We incurred a net loss of approximately $13,433,000 for the year ended March 31, 2005, as compared to a net loss of approximately $12,846,000 for the year ended March 31, 2004.

      In 2005, we also charged deficit accumulated during the development stage of approximately $580,000 of non-cash convertible preferred stock dividends and convertible preferred stock premium deemed dividends as compared to approximately $3,526,000 in 2004.

Year Ended March 31, 2004 Compared with Year Ended March 31, 2003

      Revenues under collaborative research and development agreements were approximately $2,416,000, and $1,609,000 in the years ended March 31, 2004 and 2003, respectively. In 2004, we recognized revenues of approximately $2,114,000 relating to a clinical research subcontract agreement with UNC funded by a grant that UNC received from The Gates Foundation, compared to approximately $1,389,000 in 2003. Additionally, we recognized approximately $302,000 in 2004 relating to the testing agreement with MMV which started in 2004. We did not recognize any revenue from SBIR grants from the NIH in 2004, while in 2003 there were SBIR grant revenues of approximately $70,000. The additional $150,000 revenue recognized in 2003 was from the testing agreement with Neurochem.

      Research and development expenses increased from approximately $2,570,000 in 2003 to approximately $3,293,000 in 2004. The increase in research and development costs is primarily attributable to the increase in the revenues relating to the clinical research subcontract agreement with UNC and the initiation of work related to the MMV agreement.

      General and administrative expenses were approximately $11,990,000 in 2004, compared to approximately $3,732,000 in 2003. In the year ended 2004, there were non-cash general and administrative compensation expenses of approximately $7,234,000 related to the issuance of common stock, stock options and warrants for services as compared to approximately $1,035,000 in 2003.

      We incurred a net loss of approximately $12,846,000 for the year ended March 31, 2004, as compared to a net loss of approximately $4,679,000 for the year ended March 31, 2003.

      In 2003 and 2004, respectively, we also charged deficit accumulated during the development stage of approximately $452,000 and $3,526,000 of non-cash convertible preferred stock dividends and convertible preferred stock premium deemed dividends.

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

Unaudited Selected Quarterly Information

      The following table sets forth certain unaudited selected quarterly information (amounts in thousands, except per share amounts):

                                                                  Fiscal Quarter Ended
                                                    ---------------------------------------------------
                                                    March 31,     December      September      June 30,
                                                      2005        31, 2004      30, 2004         2004
                                                    ---------     ---------     ---------     ---------
Statements of Operations Data:
REVENUES ........................................   $   3,043     $     325     $   1,705     $     858
                                                    ---------     ---------     ---------     ---------
EXPENSES:
   Research and development .....................       2,595         1,441         2,187         1,086
   General and administrative ...................       3,026(9)      5,271(8)      2,464(7)      1,429(6)
     Total expenses .............................       5,651         6,712         4,651         2,515
LOSS FROM OPERATIONS ............................      (2,579)       (6,387)       (2,946)       (1,657)
                                                    ---------     ---------     ---------     ---------
OTHER INCOME(EXPENSE):
   Interest income ..............................          51            48            27             9
                                                    ---------     ---------     ---------     ---------
NET LOSS ........................................      (2,527)       (6,339)       (2,919)       (1,648)
CONVERTIBLE PREFERRED STOCK DIVIDENDS AND
   PREFERRED STOCK PREMIUM DEEMED DIVIDENDS(1) ..        (139)         (145)         (148)         (148)
                                                    ---------     ---------     ---------     ---------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ....   $  (2,665)    $  (6,484)    $  (3,067)    $  (1,797)
                                                    =========     =========     =========     =========

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
   STOCKHOLDERS:

   Net loss .....................................   $   (0.23)    $   (0.59)    $   (0.28)    $   (0.17)
   Convertible preferred stock dividends ........       (0.01)        (0.01)        (0.01)        (0.02)
                                                    ---------     ---------     ---------     ---------
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
   TO COMMON STOCKHOLDERS .......................   $   (0.24)    $   (0.60)    $   (0.29)    $   (0.19)
                                                    =========     =========     =========     =========


                                                                   Fiscal Quarter Ended
                                                     ---------------------------------------------------
                                                     March 31,     December      September      June 30,
                                                       2004        31, 2003      30, 2003        2003
                                                     ---------     ---------     ---------     ---------
Statements of Operations Data:
REVENUES ........................................    $     618     $     654     $     659     $     485
                                                     ---------     ---------     ---------     ---------
EXPENSES:
   Research and development .....................          966           815           905           607
   General and administrative ...................        1,807(5)      2,580(4)      6,596(3)      1,007(2)
     Total expenses .............................        2,773         3,395         7,501         1,614
LOSS FROM OPERATIONS ............................       (2,155)       (2,741)       (6,842)       (1,129)
                                                     ---------     ---------     ---------     ---------
OTHER INCOME(EXPENSE):
   Interest income ..............................           10             6             4             1
                                                     ---------     ---------     ---------     ---------
NET LOSS ........................................       (2,145)       (2,735)       (6,838)       (1,128)
CONVERTIBLE PREFERRED STOCK DIVIDENDS AND
   PREFERRED STOCK PREMIUM DEEMED DIVIDENDS(1) ..       (2,107)         (131)          (93)       (1,195)
                                                     ---------     ---------     ---------     ---------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ....    $  (4,252)    $  (2,866)    $  (6,931)    $  (2,323)
                                                     =========     =========     =========     =========

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
   STOCKHOLDERS:

   Net loss .....................................    $   (0.22)    $   (0.30)    $   (0.79)    $   (0.14)
   Convertible preferred stock dividends ........        (0.22)        (0.01)        (0.01)        (0.15)
                                                     ---------     ---------     ---------     ---------
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
   TO COMMON STOCKHOLDERS .......................    $   (0.44)    $   (0.31)    $   (0.80)    $   (0.29)
                                                     =========     =========     =========     =========


-----------

(1) See Note 7 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

(2) Includes $337 of costs related to the issuance of 25,000 common shares and the vesting of 87,500 warrants to Fulcrum under the agreement signed March 21, 2003.

(3) Includes (i) $2,744 of costs related to the issuance of warrants to purchase 600,000 shares of common stock issued to China Harvest International Ltd. As payment for services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) $63 for the issuance of 10,000 shares of common stock issued to Mr. David Tat Koon Shu for consulting services in China, (iii) $1,400 for the issuance of 100,000 shares of common stock issued to Fulcrum for assisting with listing our securities on a recognized stock exchange and for consulting services, and
      (iv) $1,016 for the issuance of 25,000 common shares and the vesting of 87,500 warrants to Fulcrum under the agreement signed March 21, 2003.

(4) Includes (i) $947 of costs related to the issuance of 25,000 common shares and the vesting of 87,500 warrants to Fulcrum under the agreement signed March 21, 2003, and (ii) $247 for the attainment of certain milestones with respect to the vesting of warrants to purchase 20,000 shares of common stock issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group,
      LLC) based upon agreements signed July 31, 2002.

(5) Includes $480 of costs related to the issuance of 16,667 common shares and the vesting of 58,335 warrants to Fulcrum under the agreement signed March 21, 2003.

(6) Includes (i) $233 of costs related to the issuance of 20,000 options to Mr. Tony Mok for consulting services in China, and (ii) $10 for the extension of 21,400 underwriter warrants from April 24, 2004 to May 11, 2004.

(7) Includes $1,032 of costs related to the four year extension of 225,000 RADE warrants from July 24, 2004 to July 24, 2008.

(8) Includes $3,498 of costs related to the four year extension of 750,000 RADE warrants from October 12, 2004 to October 12, 2008.

(9) Includes $301 of costs related to the extension of the unexercised Fulcrum warrants from March 21, 2005 to December 23, 2005.

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

ITEM 9A.  CONTROLS AND PROCEDURES

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

Internal Controls

      We maintain a system of internal controls designed to provide reasonable assurance that: (1) transactions are executed in accordance with management's general or specific authorization and (2) transactions are recorded as necessary to (a) permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). We have designed our internal control system to provide reasonable assurance to our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Under the supervision and with the participation of our management, including our chief executive and chief financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.

      Our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their Report on Internal Control over Financial Reporting which is included herein on page F-2 hereto.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors and Executive Officers

      The table below sets forth the names and ages of our directors and executive officers as of June 3, 2005, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table. Each director serves for a term of one year and is eligible for reelection at our next annual stockholders' meeting.

                 Name                       Age                             Position(s)
---------------------------------------- -------- --------------------------------------------------------
T. Stephen Thompson                         58      Director, President and Chief Executive Officer

Cecilia Chan                                42      Director and Executive Vice President

Gary C. Parks                               55      Treasurer and Chief Financial Officer

Carol Ann Olson, MD, Ph.D.                  52      Vice President and Chief Medical Officer

Daniel M. Schmitt                           43      Vice President, Licensing and Commercial Development

Deborah Zonies                              45      Secretary and General Counsel

Harvey R. Colten, MD                        66      Director

Judy Lau                                    45      Director

Levi H.K. Lee, MD                           64      Director

Eric L. Sorkin                              45      Director

                 Name                       Age                             Position(s)
---------------------------------------- -------- --------------------------------------------------------

Frederick W. Wackerle                       66      Director

      T. Stephen Thompson, President, Chief Executive Officer and Director and a director of Immtech Hong Kong Ltd. also. Mr. Thompson has served as a Director since November 27, 1991. He joined Immtech in April 1991 from Amersham Corporation, where he was President and Chief Executive Officer. He was responsible for Amersham Corporation's four North American divisions: Life Sciences, Radiopharmaceuticals, Diagnostics and Quality and Safety Products. In addition, he had direct responsibility for the Clinical Reagent (in vitro diagnostic) Division in the United Kingdom. He was employed by Amersham Corporation from 1986 to 1991. Mr. Thompson has 20 years' experience in healthcare, with previous positions as President of a small diagnostic start-up, General Manager of the Infectious Disease and Immunology Business Unit in the Diagnostic Division of Abbott Laboratories from 1981 to 1986, and Group Marketing Manager for the Hyland Division of Baxter International Inc. from 1978 to 1981. Mr. Thompson is a member of the Board of Directors of Matritech, Inc. (AMEX: MZT). Mr. Thompson holds a B.S. from the University of Cincinnati and an MBA from Harvard University.

      Cecilia Chan, Executive Vice President and Director. Ms. Chan has served as Director since November 16, 2001. She has 20 years of experience in making investments and business development. She began working on Immtech's growth strategy in 1998 as a private investor, spearheading Immtech's initial public offering in April 1999. She joined Immtech as Vice President in July, 1999 and was elected to our board of directors in November 2001. Ms. Chan is responsible for strategic development, creating joint ventures and licensing agreements, fund raising and directing our uses of capital resources as we advances through milestones and various growth stages. Prior to joining Immtech, Ms. Chan was a Vice President at Dean Witter Realty, Inc. until 1993 and thereafter concentrated her efforts as a private investor until she joined Immtech. During her eight years at Dean Witter, Ms. Chan completed over $500 million in investments and was vice-president of public partnerships having assets in excess of $800 million. Since 1993, Ms. Chan has developed and funded investments in the United States and the PRC. She graduated from New York University in 1985 with a Bachelor of Science degree in International Business.

      Gary C. Parks, Treasurer and Chief Financial Officer. Mr. Parks joined Immtech in January 1994, having previously served at Smallbone, Inc., from 1989 until 1993, where he was Vice President, Finance. Mr. Parks was a Division Controller with International Paper from 1986 to 1989. Prior to that, he was Vice President, Finance, of SerckBaker, Inc., a subsidiary of BTR plc, from 1982 to 1986 and a board member of SerckBaker de Venezuela. Mr. Parks holds a B.A. from Principia College and an MBA from the University of Michigan.

      Carol Ann Olson, MD, Ph.D., Vice President and Chief Medical Officer. Dr. Olson is responsible for the management of the clinical trial programs and medical affairs of the Company, including the development of integrated clinical plans and management of medical related issues with worldwide regulators. Prior to joining Immtech, Dr. Olson worked at Abbott Laboratories, Pharmaceutical Division for eleven years in various capacities, most recently as Global Project Head and Global Medical Director for Anti-Infective Development. In this function, she had line management responsibility for strategic planning, execution of clinical development plans, manufacturing and commercialization, product safety, scientific communications and regulatory affairs for outpatient respiratory antibiotics, including Clarithromycin and Cefdinir. As part of her responsibilities at Abbott, Dr. Olson managed the filing of Investigative New Drug (IND) applications and New Drug Applications (NDA) with the United States Food and Drug Administration (FDA). Prior to this position Dr. Olson was Global Franchise Medical Director responsible for the Anti-Infective Franchise Program at Abbott from 2000 -- 2002. In 2001, she participated on a team responsible for Medical Affairs Acquisition & Integration Management for the Knoll/BASF Pharma Acquisitions. During Dr. Olson's initial years at Abbott (1994 - 2000), she held a number of Medical Director Positions for different product groups in the Pharmaceutical Division. Dr. Olson received both her Medical Doctor degree and Ph.D., Biochemistry, from the University of Chicago. She received a Master of Science degree from North Dakota State University and attended Concordia College, where she earned a B.A. degree. Additionally, Dr. Olson was a Medical Fellow Specialist -- Division of Infectious Diseases, Department of Medicine at the University of Minnesota and Medical Resident, Department of Medicine at the University of Chicago. While at Abbott she earned a number of awards including the Chairman's Award, Abbott Laboratories (1994).

      Daniel M. Schmitt, Vice President, Licensing and Commercial Development. Mr. Schmitt is responsible for development and execution of commercial strategies for Immtech's pipeline of products. Mr. Schmitt has over 17 years of product planning and business development experience, having held similar positions in both large pharmaceutical and small biotechnology companies. Most recently, Mr. Schmitt was Director of Academic Partnerships at First Genetic Trust ("FGT"). Prior to joining FGT, Mr. Schmitt was Director of Global Oncology at Searle/Pharmacia, where he headed the teams responsible for developing strategies for launching and commercializing Searle's anti-angiogenesis and immunotherapy drug programs. During his career, he has led, or contributed to, the successful development and launch of over 12 pharmaceutical products, including 5 new chemical entities. Mr. Schmitt received his M.B.A. and a B.S. in Chemistry from West Virginia University and has held research positions affiliated with the National Foundation for Cancer Research and at the University of North Carolina School of Medicine.

      Deborah Zonies, Secretary and General Counsel. Deborah Zonies brings to Immtech a unique blend of legal knowledge and operational experience, having worked for several high tech companies in a management role. Prior to joining Immtech, she was Vice President of Business Affairs and General Counsel for Protocol Communications, Inc. While at Protocol, Ms. Zonies negotiated numerous acquisition agreements and several rounds of private debt and equity financings. Prior to Protocol, Ms. Zonies co-founded Digital Art Exchange, Inc., which implemented digital file transfers for graphic arts companies. She previously worked at the law firms of Testa, Hurwitz & Thibeault and Mudge Rose Guthrie Alexander & Ferdon. Ms. Zonies is a Member of the Bar of the Commonwealth of Massachusetts and of the State of New York. She received her Bachelor of Arts from Smith College and her Juris Doctorate from the University of Notre Dame Law School.

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

      Harvey Colten, MD, Director. Dr. Colten has served as Director since October 30, 2000. He is currently Vice President and Senior Associate Dean for Academic Affairs at Columbia University Health Sciences Division and College of Physicians and Surgeons. Prior to joining Columbia University, he served as Chief Medical Officer at iMetrikus, Inc., a healthcare Internet company focused on improving the communication between the patient, physician and the medical industry from 2000 until 2002, and prior to that he was the Dean of the Medical School and Vice President for Medical Affairs at Northwestern University from 1997 to 2000. He previously served as the Harriet B. Spoehrer Professor and Chair of the Department of Pediatrics and Professor of Molecular Microbiology at Washington University School of Medicine, St. Louis, Missouri, whose faculty he joined in 1986. He earned a B.A. at Cornell University in 1959, an MD from Western Reserve University in 1963, and an M.A. (honorary) from Harvard in 1978. Following his clinical training, he was a researcher at the National Institutes of Health from 1965 to 1970. In 1970, he was appointed to the faculty at the Harvard Medical School, where he was named Professor of Pediatrics in 1979 and Chief of the Division of Cell Biology, Pulmonary Medicine, and Director of the Cystic Fibrosis Program at Children's Hospital Medical Center, Boston. He is a member of the Institute of Medicine and was Vice-Chair of its Council. He is a member of the American Society for Clinical Investigation, the Society for Pediatric Research, the Association of American Physicians, the American Pediatric Society, the American Association of Immunologists (former secretary and treasurer), and the American Society for Biochemistry and Molecular Biology. He is also a Fellow of the American Association for the Advancement of Science, the American Academy of Allergy and Immunology and the American Academy of Pediatrics. Dr. Colten is a Diplomat of the American Board of Pediatrics, served on the American Board of Allergy and Immunology, was a member of the National Heart, Lung, and Blood Institute Advisory Council, and serves on the Board of Directors of the Oasis Institute and the March of Dimes Scientific Advisory Council, in addition to many other Federal and private health groups that advise on scientific and policy issues. Dr. Colten also served as Vice Chairman of the Board of Directors of Parents as Teachers National Center. He has been on editorial boards and advisory committees of several leading scientific and medical journals, including the New England Journal of Medicine, Journal of Clinical Investigation, Journal of Pediatrics, Journal of Immunology, Annual Review of Immunology, Proceedings of the Association of American Physicians and American Journal of Respiratory Cell and Molecular Biology.

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

      Frederick W. Wackerle, Director. Mr. Wackerle has served as Director since December 17, 2001. He is an author, private investor and consultant. He has been an advisor to Chief Executive Officers ("CEOs") and boards and previously was an executive search consultant for 40 years. Mr. Wackerle specialized in advising corporate boards on management succession. In the past ten years, he devoted a significant amount of his time to investing in and advising biotechnology companies on succession planning, and recruited CEO candidates and board members for companies that include Biogen, Inc., ICOS Corp., Amylin Pharmaceuticals, Inc., Enzon, Inc., Medtronic Inc. and Ventana Medical Systems. Mr. Wackerle has published a book on management succession entitled, "The Right CEO-Straight Talk About Making CEO Selection Decisions" (Jossey-Bass), and is a graduate of Monmouth College, Illinois, where he has been active on their Board of Trustees. He is also a board member of The Rehabilitation Institute of Chicago and an Executive Advisory Partner to Wind Point Partners, a private equity concern.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us, we believe that during fiscal 2005, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth certain information regarding the compensation of our Chief Executive Officer, our Executive Vice President and our Chief Financial Officer for the fiscal years ended March 31, 2003, 2004 and 2005. Except as set forth below, no other compensation was paid to these individuals during the years indicated.


                                                                                     Annual Compensation     Long-Term Compensation
                                                                                                                     Awards

                                                                                                             Securities Underlying
                                                                             Year         Salary ($)            Options/SARs (#)
                                                                            ------  ----------------------  ------------------------
T. Stephen Thompson                                                          2005         $  239,990                30,000
President, Chief Executive Officer and                                       2004         $  185,000                40,000
Director                                                                     2003         $  150,000                75,000

Cecilia Chan                                                                 2005         $  186,975                20,000
Executive Vice President and                                                 2004         $  148,000                25,000
Director                                                                     2003         $  120,000                50,000

Gary C. Parks                                                                2005         $  156,781                15,000
Treasurer and Chief Financial Officer                                        2004         $  134,375                15,000
                                                                             2003         $  143,250(1)             25,000

Carol Ann Olson, MD, Ph.D.                                                   2005         $   91,270(2)             40,000
Vice President and Chief Medical Officer                                     2004                 --                    --
                                                                             2003                 --                    --

Daniel M. Schmitt                                                            2005         $   62,102(3)             30,000
Vice President, Licensing and                                                2004                 --                    --
Commercial Development                                                       2003                 --                    --

Deborah Zonies                                                               2005         $  108,853(4)             30,000
Secretary and General Counsel                                                2004                 --                    --
                                                                             2003                 --                    --

------------------

(1)   Includes a bonus of $18,250.

(2)   Employment commenced on October 18,2004.

(3)   Employment commenced on November 4, 2004.

(4)   Employment commenced on July 15, 2004.

Stock Option Grants and Exercises During the Fiscal Year Ended March 31, 2005

      The following table sets forth information concerning stock option grants made during the fiscal year ended March 31, 2005, to our executive officers named in the "Summary Compensation Table" above. This information is for illustration purposes only and is not intended to predict the future price of our common stock. The actual future value of the options will depend on the market value of the common stock.

             Stock Option Grants In Fiscal Year Ended March 31, 2005
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Potential Realizable Value At
                                                                                                  Assumed Annual Rates of Stock
                                                                                                  Price Appreciation For Option
                                            Individual Grants                                                 Term
------------------------------------------------------------------------------------------------  -----------------------------
                                       Number of      Percent of
                                      Securities         Total
                                      Underlying     Options/SARs    Exercise
                                     Options/SARs     Granted to     Price      Expiration
          Name                          Granted      Employees (%)    ($/SH)       Date              5% ($)          10% ($)
----------------------------------- -------------- ---------------- ---------- -----------------  ---------------  ------------
T. Stephen Thompson                     30,000          11.28          9.41     9/17/2014            459,837         732,213

Cecilia Chan                            20,000           7.52          9.41     9/17/2014            306,558         488,142

Gary C. Parks                           15,000           5.64          9.41     9/17/2014            229,918         366,107

Carol Ann Olson                         40,000          15.04          8.38    10/17/2014            546,005         869,422

Daniel M. Schmitt                       20,000           7.52          8.15     11/3/2014            265,510         422,780
                                        10,000           3.76         13.82     2/17/2015            225,113         358,455

Deborah Zonies                          20,000           7.52          9.56     7/14/2014            311,445         495,924
                                        10,000           3.76         13.82     2/17/2015            225,113         358,455


      The following table sets forth certain summary information concerning exercised and unexercised options and warrants to purchase common stock held by the executive officers named in the "Summary Compensation Table" as of March 31, 2005.


     Stock Option and Warrant Exercises In Fiscal Year Ended March 31, 2005,
                    and Fiscal Year-End Option/Warrant Values
--------------------------------------------------------------------------------

                                                               Number of Unexercised              Value of Unexercised
                                                            Options/Warrants at Fiscal        In-The-Money Options/Warrants
                               Shares                              Year End (#)                  at Fiscal Year End ($)
                            Acquired on      Realized    -------------------------------  -------------------------------------
                            Exercise (#)     Value ($)     Exercisable    Unexercisable      Exercisable       Unexercisable
                          --------------- -------------- --------------- ---------------  ---------------  --------------------
T. Stephen Thompson             0               0             141,405        51,662      $     999,162(1)    $     248,976(2)

Cecilia Chan                    0               0             288,356        33,956      $   1,741,012(3)    $     165,989(4)

Gary C. Parks                   0               0              58,947        21,248      $     380,505(5)    $      93,650(6)

Carol Ann Olson                 0               0                   0        40,000      $           0       $     161,600(7)

Daniel M. Schmitt               0               0                   0        30,000      $           0       $      71,400(8)

                                                               Number of Unexercised              Value of Unexercised
                                                            Options/Warrants at Fiscal        In-The-Money Options/Warrants
                               Shares                              Year End (#)                  at Fiscal Year End ($)
                            Acquired on      Realized    -------------------------------  -------------------------------------
                            Exercise (#)     Value ($)     Exercisable    Unexercisable      Exercisable       Unexercisable
                          --------------- -------------- --------------- ---------------  ---------------  --------------------

Deborah Zonies                  0               0               7,500        22,500      $      21,449(9)    $      21,750(10)

------------------

(1) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $3.58 multiplied by the number of shares underlying the options and warrants.

(2) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $6.19 multiplied by the number of shares underlying the options.

(3) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $5.99 multiplied by the number of shares underlying the options and warrants.

(4) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $6.19 multiplied by the number of shares underlying the options.

(5) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $4.55 multiplied by the number of shares underlying the options and warrants.

(6) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $6.87 multiplied by the number of shares underlying the options.

(7) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $8.38 multiplied by the number of shares underlying the options.

(8) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $10.04 multiplied by the number of shares underlying the options.

(9) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $9.56 multiplied by the number of shares underlying the options.

(10) Based on the March 31, 2005, value of $12.42 per share, minus the average per share exercise price of $11.45 multiplied by the number of shares underlying the options.

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

Employment Agreements

      We entered into an employment agreement with T. Stephen Thompson in 1992, pursuant to which we retained Mr. Thompson as our President and Chief Executive Officer for an annual base salary of $150,000 (subject to annual adjustment by the Board), plus reimbursement for related business expenses. The agreement, which includes certain confidentiality and non-disclosure provisions, grants to Mr. Thompson the right to receive an annual bonus to be established by the Board in an amount not to exceed 60% of Mr. Thompson's annual base salary for the year and certain other fringe benefits. If we breach the agreement or Mr. Thompson is terminated by us without cause, he is entitled to all payments which he would otherwise accrue over the greater of nine months from the date of termination or the remaining term under the agreement. Additionally, rights to all options granted to Mr. Thompson pursuant to the agreement vest immediately upon his termination without cause or a change of control. The term of Mr. Thompson's agreement expired on May 11, 1999; however, the agreement is subject to automatic renewal for successive one-year terms unless terminated by either party upon 30 days' notice. Except for $12,500 paid to Mr. Thompson during the fiscal year ended March 31, 1998, Mr. Thompson has waived any right to receive salary due under his employment agreement prior to June 30, 1998. Beginning July 1, 1998, and continuing until April 30, 1999, Mr. Thompson agreed to accept one-half of his annual salary as full satisfaction of our salary obligation under his employment agreement. Mr. Thompson, effective May 1, 1999, has resumed his full salary rate of $150,000 per annum under his employment agreement, but will not be paid amounts previously waived. Effective September 1, 2004, Mr. Thompson received a raise to $263,294 per year.

Compensation Committee Interlocks and Insider Participation

      No interlocking relationship exists between our Board of Directors or our Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 3, 2005, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group and (iii) each person known to be the beneficial owner of more than 5% of our common stock.

                                          Number of Shares       Percentage of
                                          of Common Stock     Outstanding Shares
        Name and Address                 Beneficially Owned     of Common Stock
--------------------------------------  -------------------- -------------------
T.  Stephen Thompson (1)
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                    503,307 shares              4.33%

Cecilia Chan(2)
c/o Immtech International, Inc.
One North End Ave.
New York, NY  10282                        338,109 shares              2.89%

                                          Number of Shares       Percentage of
                                          of Common Stock     Outstanding Shares
        Name and Address                 Beneficially Owned     of Common Stock
--------------------------------------  -------------------- -------------------
Gary C. Parks(3)
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                     90,835 shares              0.79%

Carol Ann Olson, MD, Ph.D.(4)
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                       0 shares                 0.00%

Daniel M. Schmitt(5)
c/o Immtech International, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                       0 shares                 0.00%

Deborah Zonies(6)
c/o Immtech International, Inc.
One North End Ave.
New York, NY  10282                         10,833 shares              0.09%

Harvey Colten, M.D.(7)
c/o Office of the Dean Columbia
University College of Physicians
and Surgeons
630 West 168th Street
New York, NY  10032                         58,866 shares              0.51%

Judy Lau(8)
Room 1801, 18th Floor
Kwai Hung Holdings Centre
89 Kings Road
North Point, Hong Kong                      41,125 shares              0.36%

Levi H.K.  Lee, M.D.(9)
1405 Lane Crawford House
70 Queens Road Central,
Hong Kong                                  236,362 shares              2.05%

Eric L. Sorkin(10)
c/o Immtech International, Inc.
One North End Ave.
New York, NY  10282                        338,967 shares              2.89%

Frederick W. Wackerle(11)
3750 N. Lake Shore Drive
Chicago IL  60613                          100,877 shares              0.88%

                                          Number of Shares       Percentage of
                                          of Common Stock     Outstanding Shares
        Name and Address                 Beneficially Owned     of Common Stock
--------------------------------------  -------------------- -------------------
All executive officers and
directors as a group (11 persons)        1,719,281 shares             13.64%


------------------

(1) Includes (i) 284,152 shares of common stock; (ii) 45,249 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 12,500 shares of common stock issuable upon the conversion of series B preferred stock; (iv) 25,000 shares of common stock issuable upon the exercise of warrants as follows: warrant to purchase 20,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted), and warrant to purchase 5,000 shares of common stock at $6.125 per share by September 25, 2007; and (v) 136,406 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 8,872 shares of common stock at $0.46 per share by March 21, 2006, vested option to purchase 14,195 shares of common stock at $1.74 per share by April 16, 2008, the vested portion of 64,589 shares of an option to purchase 75,000 shares of common stock at $2.55 per share by December 24, 2012, the vested portion of 35,000 shares of an option to purchase 40,000 shares of common stock at $21.66 per share by November 5, 2013, and the vested portion of 13,750 shares of an option to purchase 30,000 shares of common stock at $9.41 per share by September 7, 2014.

(2) Includes (i) 42,715 shares of common stock; (ii) 5,781 shares of common stock issuable upon the conversion of series B preferred stock; (iii) 225,512 shares of common stock issuable upon the exercise of warrants as follows: vested warrant to purchase 50,123 shares of common stock at $6.47 per share by July 24, 2004, vested warrant to purchase 173,077 shares of common stock at $6.47 per share by October 12, 2004, and vested warrant to purchase 2,312 shares of common stock at $6.125 per share by September 25, 2007; and (iv) 64,101 shares of common stock issuable upon the exercise of options as follows: the vested portion of 33,059 shares of an option to purchase 40,000 shares of common stock at $2.55 per share by December 24, 2012, the vested portion of 21,875 shares of an option to purchase 25,000 shares of common stock at $21.66 per share by November 5, 2013, and the vested portion of 9,167 shares of an option to purchase 20,000 shares of common stock at $9.41 per share by September 7, 2014.

(3) Includes (i) 21,848 shares of common stock; (ii) 2,262 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 1,000 shares of common stock issuable upon the exercise of warrants as follows: warrant to purchase 1,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted); and (iv) 65,725 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 14,195 shares of common stock at $1.74 per share by April 16, 2008, vested option to purchase 10,000 shares of common stock at $10.00 per share by July 19, 2011, the vested portion of 21,530 shares of an option to purchase 25,000 shares of common stock at $2.55 per share by December 24, 2012, the vested portion of 5,625 shares of an option to purchase 15,000 shares of common stock at $21.66 per share by November 5, 2013 and the vested portion of 6,875 shares of an option to purchase 15,000 shares of common stock at $9.41 per share by September 7, 2014.

(4) Includes 0 shares of common stock issuable upon the exercise of options as follows: the vested portion of 0 shares of an option to purchase 40,000 shares of common stock at $8.38 per share by October 17, 2014.

(5) Includes 0 shares of common stock issuable upon the exercise of options as follows: the vested portion of 0 shares of an option to purchase 20,000 shares of common stock at $8.15 per share by November 3, 2014 and the vested portion of 0 shares of an option to purchase 10,000 shares of common stock at $13.82 per share by February 17, 2015.

(6) Includes 10,833 shares of common stock issuable upon the exercise of options as follows: the vested portion of 10,833 shares of an option to purchase 20,000 shares of common stock at $9.56 per share by July 14, 2014 and the vested portion of 0 shares of an option to purchase 10,000 shares of common stock at $13.82 per share by February 17, 2015.

(7) Includes (i) 1,088 shares of common stock; and (ii) 57,778 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of common stock at $10.50 per shares by December 28, 2005, vested option to purchase 7,000 shares of common stock at $4.75 per share by December 18, 2006, the vested portion of 6,028 shares of an option to purchase 7,000 shares of common stock at $2.55 per share by December 24, 2007, the vested portion of 16,500 shares of an option to purchase 22,000 shares of common stock at $14.29 per share by February 1, 2014, and the vested portion of 8,250 shares of an option to purchase 22,000 shares of common stock at $11.03 by November 15, 2014.

(8) Includes 41,125 shares of common stock issuable upon the exercise of options as follows: the vested portion of 17,500 shares of an option to purchase 20,000 shares of common stock at $21.66 per share by November 5, 2013, the vested portion of 15,750 shares of an option to purchase 21,000 shares of common stock at $14.29 per share by February 1, 2014 and the vested portion of 7,875 shares of an option to purchase 21,000 shares of common stock at $11.03 by November 15, 2014.

(9) Includes (i) 135,263 shares of common stock; (ii) 11,312 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 52,037 shares of common stock issuable upon the conversion of series C preferred stock; and (iv) 37,750 shares of common stock issuable upon the exercise of options as follows: the vested portion of 17,500 shares of an option to purchase 20,000 shares of common stock at $21.66 per share by November 5, 2013, the vested portion of 13,500 shares of an option to purchase 18,000 shares of common stock at $14.29 per share by February 1, 2014 and the vested portion of 6,750 shares of an option to purchase 18,000 shares of common stock at $11.03 by November 15, 2014.

(10) Includes (i) 26,827 shares of common stock; (ii) 20,362 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 234,000 shares of common stock issuable upon the exercise of warrants as follows: vested warrant to purchase 51,923 shares of common stock at $6.47 per share by July 24, 2004, vested warrant to purchase 173,077 shares of common stock at $6.47 per share by October 12, 2004, and vested warrant to purchase 9,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted); and
      (iv) 57,778 shares of common stock issuable upon the exercise of options as follows: the vested option to purchase 27,000 shares of common stock at $4.75 per share by December 18, 2006, the vested portion of 6,028 shares of an option to purchase 7,000 shares of common stock at $2.55 per share by December 24, 2007, the vested portion of 16,500 shares of any option to purchase 22,000 shares of common stock at $14.29 per share by February 1, 2014, and the vested portion of 8,250 shares of an option to purchase 22,000 shares of common stock at $11.03 by November 15, 2014.

(11) Includes (i) 13,524 shares of common stock; (ii) 13,575 shares of common stock issuable upon the conversion of series A preferred stock; (iii) vested warrant to purchase 6,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted); and (iv) 67,778 shares of common stock issuable upon the exercise of options as follows: the vested option to purchase 15,000 shares of common stock at $10.50 per share by December 28, 2005, the vested option to purchase 22,000 shares of common stock at $4.75 per share by December 18, 2006, the vested portion of 6,028 on an option to purchase 7,000 shares of common stock at $2.55 per share by December 24, 2007, the vested portion of 16,500 shares of an option to purchase 22,000 shares of common stock at $14.29 per share by February 1, 2014 and the vested portion of 8,250 shares of an option to purchase 22,000 shares of common stock at $11.03 by November 15, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following transactions are disclosed as transactions transacted with a party that was, at one time or from time-to-time, a "related party".

      RADE Management Corporation

      From January 1998 to July 1999 we utilized the services of RADE Management Corporation ("RADE") as a consultant to assist us to raise capital and to assist us with our initial public offering. On July 1, 1999, Immtech began leasing office space from RADE in RADE's facility in New York, New York on a month-to-month basis to house our business development, investor relations and certain of our administrative functions. During the years ended March 31, 2003, 2004 and 2005, we paid approximately $106,000, $121,000 and $124,000, respectively, for the use of the facility. We have researched leasing other facilities in the New York metropolitan area and believe that our Lease with RADE is on terms no less favorable than we would otherwise obtain from another unaffiliated third-party.

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

      In January 2003, Mr. Chan Kon Fung, the counterparty in the Super Insight transaction listed above, received 1.2 million shares of our common stock in exchange for an 80% interest in Lenton Fibre Optics Development Limited; the same 80% interest we are transferring to Mr. Chan to obtain the 100% interest in Super Insight. With 1.2 million shares of our common stock, Mr. Chan became a "10% beneficial owner" of Immtech and therefor our board determined that the acquisition of Super Insight required increased scrutiny as an affiliate transaction. Our board reviewed the Super Insight transaction prior to its completion and determined that the terms of the transaction were no less favorable to us than we could have obtained in a similar transaction with an unaffiliated third-party and therefore approved the transaction.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Audit Committee selects our independent auditor for each fiscal year. During the year ended March 31, 2005, Deloitte & Touche LLP was employed primarily to perform the annual audit and to render other services, including audit services related to the Company's internal control reporting to comply with Sarbanes-Oxley Section 404. The following table presents the aggregate fees billed for professional services rendered by Deloitte & Touche LLP during the years ended March 31, 2004 and 2005. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP during 2004 or 2005.

                                                    2005        2004
                                                  --------   --------
           Audit Fees(1) ......................   $192,000   $219,000
           Audit Related Fees .................         --         --
           Total Audit and Audit Related Fees .    192,000    219,000
           Tax Fees(2) ........................      7,000      4,000
           All Other Fees .....................         --         --

                                                    2005        2004
                                                  --------   --------
           Total Fees .........................   $199,000   $223,000

------------------

(1) Includes fees and out-of-pocket expenses for the following services: Audit of the consolidated financial statements, quarterly reviews, SEC filings and consents, financial accounting and reporting consultation, and costs in our fiscal year ended March 31, 2005 preparing the 2005 audit requirement for compliance with Sarbanes-Oxley Act section 404 and financial testing.

(2) Includes fees and out-of-pocket expenses for tax compliance, tax planning and advice.

      All work performed by Deloitte & Touche as described above has been approved by the Audit Committee prior to Deloitte & Touche LLP's engagement to perform the audit. The Audit Committee pre-approves on an annual basis the audit, audit-related, tax and other services to be rendered by our accountants based on historical information and anticipated requirements for the following fiscal year. To the extent that our management believes that a new service or the expansion of a current service provided by our accountants is necessary, such new or expanded service is presented to the Audit Committee or one of its members for review and approval.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents Filed with this Report.

      The following documents are filed as part of this Form 10-K:

      1.    Financial Statements

      The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

      2.    Financial Statement Schedules

      None.

      3.    Exhibits

      The information called for by this paragraph is contained in the Index to Exhibits of this Form 10- K, which is incorporated herein by reference.

(b)   Reports on Form 8- K.

      We filed the following report on Form 8-K during our fiscal fourth quarter.

      On March 14, 2005 we filed a Current Report on Form 8-K announcing receipt of a payment in the amount of approximately $2,995,000 (aggregating to approximately

$11.7 million) under the Clinical Research Subcontract with UNC funded by grants from The Gates Foundation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IMMTECH INTERNATIONAL, INC.

Date:        June 14, 2005               By:  /s/ T. Stephen Thompson
     ------------------------------      ---------------------------------------
                                         T. Stephen Thompson
                                         Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Date

/s/ T. Stephen Thompson                                   June 14, 2005
----------------------------------------------    ------------------------------
T. Stephen Thompson
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Gary C. Parks                                         June 14, 2005
----------------------------------------------    ------------------------------
Gary C. Parks
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Cecilia Chan                                          June 14, 2005
----------------------------------------------    ------------------------------
Cecilia Chan
Executive Vice President and Director

/s/ Harvey Colten, MD                                     June 14, 2005
----------------------------------------------    ------------------------------
Harvey Colten, MD
Director

/s/ Judy Lee                                              June 14, 2005
----------------------------------------------    ------------------------------
Judy Lau
Director

/s/ Levi H.K. Lee, MD                                     June 14, 2005
----------------------------------------------    ------------------------------
Levi H.K. Lee, MD
Director

/s/ Eric L. Sorkin                                        June 14, 2005
----------------------------------------------    ------------------------------
Eric L. Sorkin
Director

/s/ Frederick W. Wackerle                                 June 14, 2005
----------------------------------------------    ------------------------------
Frederick W. Wackerle
Director

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      ----------------------

1.1 (19) Form of Underwriting Agreement between the Company and Jefferies & Company, Inc. dated July 26, 2004.

3.1 (2)             Certificate of Incorporation of the Company, as amended

3.2 (8)             By-laws of the Company, with amendment

3.3 (18) Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004

3.4 (21)            Amendment to Bylaws dated February 9, 2005

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

4.8 (11) Stock Purchase Warrant, dated September 25, 2002, for Series B Convertible Preferred Stock Private Placement

4.9 (12) Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003

4.10 (17)           Certificate of Designation for Series D Convertible
                    Preferred Stock Private Placement, dated January 15, 2004

4.11 (17)           Stock Purchase Warrant, dated January 15, 2004, for Series D
                    Convertible Preferred Stock Private Placement

10.1 (1) Letter Agreement, dated January 15, 1997, by and among the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.1 (1) Consulting Agreement, dated May 15, 1998, by and between the Company and RADE Management Corporation

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

10.4 (1) Letter Agreement, dated May 29, 1998, between the Company and Franklin Research Group, Inc.

10.5 (1) Indemnification Agreement, dated June 1, 1998, between the Company and RADE Management Corporation

10.6 (1) Letter Agreement, dated June 24, 1998, between the Company and Criticare Systems, Inc.

10.7 (1) Letter Agreement, dated June 25, 1998, between the Company and Criticare Systems, Inc.

10.8 (2) Amendment, dated January 15, 1999, to Letter Agreement among the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended

10.9 (5) Office Lease, dated August 26, 1999, by and between the Company and Arthur J. Rogers & Co.

10.10 (8)           License Agreement, dated August 25, 1993, by and among the
                    University of North Carolina at Chapel Hill and Pharm-Eco
                    Laboratories, Inc.

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

10.25 (7)           Form of Regulation D Subscription Agreement for December 8,
                    2000 Private Placement

10.26 (7)           Form of Regulation S Subscription Agreement for December 8,
                    2000 Private Placement

10.27 (9)           Form of Regulation D Subscription Agreement for February 14,
                    2002 Series A Preferred Private Placement

10.28 (9)           Form of Regulation S Subscription Agreement for February 14,
                    2002 Series A Preferred Private Placement

10.29 (10)          Amendment, dated January 28, 2002, to License Agreement
                    among the Company, Pharm-Eco Laboratories, Inc. and The
                    University of North Carolina at Chapel Hill, as amended

10.30(11)           Form of Regulation D Subscription Agreement for September
                    2002 Series B Preferred Private Placement

10.31(11)           Form of Regulation S Subscription Agreement for September
                    2002 Series B Preferred Private Placement

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

10.38 (17)          Form of Regulation D Subscription Agreement for January 2004
                    Series D Preferred Private Placement

10.39 (17)          Form of Regulation S Subscription Agreement for January 2004
                    Series D Preferred Private Placement

10.40 (20)          Form of First Amendment to Office Lease, dated August 18,
                    2004, by and between the Company and Arthur J. Rogers & Co.

14.1 (18)           Code of Ethics

21.1 (13)           Subsidiaries of Registrant

23.1 (22)           Consent of Deloitte & Touche LLP

31.1 (22)           Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

31.2 (22)           Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

32.1 (22)           Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

32.2 (22)           Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002


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

(14) Incorporated by Reference to our Form 10-K/A (File No. 001-14907), as filed with the Securities and Exchange Commission on October 15, 2003.

(15) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 2, 2003.

(16) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 3, 2003.

(17) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on January 21, 2004.

(18) Incorporated by Reference to our Form 10-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 14, 2004.

(19) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on July 27, 2004.

(20) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on October 8, 2004.

(21) Incorporated by Reference to our Form 10-Q (File No. 001-14907), as filed with the Securities and Exchange Commission on February 9, 2005.

(22)  Filed herewith.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Financial Statements as of
March 31, 2004 and 2005, for the Years
Ended March 31, 2003, 2004 and 2005 and
for the Period October 15, 1984 (Date of
Inception) to March 31, 2005 (Unaudited) and Report of Independent Registered
Public Accounting Firm

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REGARDING COMPLIANCE WITH THE SARBANES-OXLEY ACT
OF 2002......................................................................F-2

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2004
AND 2005, FOR THE YEARS ENDED MARCH 31, 2003, 2004 AND
2005, AND FOR THE PERIOD FROM OCTOBER 15, 1984
(DATE OF INCEPTION) TO MARCH 31, 2005 (UNAUDITED):

Balance Sheets...............................................................F-4

Statements of Operations.....................................................F-6

Statements of Stockholders' Equity (Deficiency in Assets)..................F-7-9

Statements of Cash Flows....................................................F-10

Notes to Financial Statements............................................F-11-41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Immtech International, Inc.:

We have audited the accompanying consolidated balance sheets of Immtech International, Inc. (a development stage enterprise) and subsidiaries (the "Company") as of March 31, 2004 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
June 9, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immtech International, Inc.:

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Immtech International, Inc. (a development stage enterprise) and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2005 of the Company and our report dated June 9, 2005, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
June 9, 2005

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND 2005
--------------------------------------------------------------------------------

ASSETS                                                     2004             2005
                                                    -----------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                        $ 6,745,283      $ 9,471,694
   Restricted funds on deposit                        2,154,928        2,044,079
   Other current assets                                  59,979           88,103
                                                    -----------      -----------

         Total current assets                         8,960,190       11,603,876

PROPERTY AND EQUIPMENT - Net                          3,610,214        3,655,604

OTHER ASSETS                                             15,477           16,594
                                                    -----------      -----------
TOTAL ASSETS                                        $12,585,881      $15,276,074
                                                    ===========      ===========


See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                       2004            2005
-------------------------------------------------   -----------      -----------
CURRENT LIABILITIES:
    Accounts payable                                 $  970,308      $2,046,620
    Accrued expenses                                     22,382         173,699
    Deferred revenue                                  1,831,093       1,314,786
                                                    -----------     -----------
         Total current liabilities                    2,823,783       3,535,105
DEFERRED RENTAL OBLIGATION                               14,413
                                                    -----------     -----------
         Total liabilities                            2,838,196       3,535,105
                                                    -----------     -----------


STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per
   share, 4,080,000 shares authorized and
   unissued as of March 31, 2004 and 2005

Series A convertible preferred stock, par
   value $0.01 per share, stated value
   $25 per share, 320,000 shares authorized,
   80,800 and 60,400 shares issued and
   outstanding as of March 31, 2004 and 2005,
   respectively; aggregate liquidation
   preference of $2,075,250 and $1,551,165
   as of March 31, 2004 and 2005, respectively        2,075,250       1,551,165

Series B convertible preferred stock, par
   value $0.01 per share, stated value
   $25 per share, 240,000 shares authorized,
   19,925 shares issued and outstanding as of
   March 31, 2004 and 2005; aggregated liquidation
   preference of $516,093 as of March 31,
   2004 and 2005                                        516,093         516,093

Series C convertible preferred stock, par value
   $0.01 per share, stated value $25 per share,
   160,000 shares authorized, 72,304 and 60,452
   shares outstanding as of March 31, 2004, and
   2005, respectively; aggregate liquidation
   preference of $1,874,186 and $1,566,976 as of
   March 31, 2004 and 2005, respectively              1,874,186       1,566,976

Series D convertible preferred stock, par value
   $0.01 per share, stated value $25 per share,
   200,000 shares authorized, 200,000 and 160,280
   shares outstanding as of March 31, 2004 and 2005,
   respectively; aggregate liquidation preference
   of $5,056,712 and $4,117,657 as of March 31, 2004
   and 2005, respectively                             5,056,712       4,117,657

Common stock, par value $0.01 per share,
   100,000,000 shares authorized, 9,835,286
   and 11,332,366 shares issued and outstanding as
   of March 31, 2004 and 2005, respectively              98,353         113,324

Additional paid-in capital                           58,666,489      76,428,132

Deficit accumulated during the developmental stage  (58,539,398)    (72,552,378)
                                                    -----------     -----------
         Total stockholders' equity                   9,747,685      11,740,969
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $12,585,881     $15,276,074
                                                    ===========     ===========


See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2003, 2004 AND 2005 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2005 (UNAUDITED)
--------------------------------------------------------------------------------



                                                                                                                      October 15,
                                                                                                                         1984
                                                                                 Years Ended March 31,                (Inception)
                                                                     ---------------------------------------------    to March 31,
                                                                         2003            2004             2005             2005


REVENUES                                                             $ 1,608,849     $  2,416,180     $  5,930,696     $ 17,189,698

EXPENSES:
  Research and development                                             2,570,370        3,292,737        7,309,102       41,673,370
  General and administrative                                           3,731,398       11,989,670       12,190,228       45,251,782
  Equity in loss of joint venture                                                                                           135,002
                                                                     -----------     ------------     ------------     ------------
      Total expenses                                                   6,301,768       15,282,407       19,499,330       87,060,154
                                                                     -----------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                                  (4,692,919)     (12,866,227)     (13,568,634)     (69,870,456)

OTHER INCOME (EXPENSE):
  Interest income                                                         13,850           20,414          135,470          733,462
  Interest expense                                                                                                       (1,129,502)
  Loss on sales of investment securities - net                                                                               (2,942)
  Cancelled offering costs                                                                                                 (584,707)
  Gain on extinguishment of debt                                                                                          1,427,765
                                                                     -----------     ------------     ------------     ------------
      Other income (expense) - net                                        13,850           20,414          135,470          444,076
                                                                     -----------     ------------     ------------     ------------

NET LOSS                                                              (4,679,069)     (12,845,813)     (13,433,164)     (69,426,380)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
   PREFERRED STOCK PREMIUM DEEMED DIVIDENDS                             (451,869)      (3,526,277)        (579,816)      (5,495,897)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
   AMORTIZATION AND DIVIDENDS                                                                                             2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                         $(5,130,938)    $(16,372,090)    $(14,012,980)    $(72,552,378)
                                                                     ===========     ============     ============     ============


BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
   COMMON STOCKHOLDERS:
    Net loss                                                         $     (0.71)    $      (1.43)    $      (1.27)
    Convertible preferred stock dividends and convertible
    preferred stock premium deemed dividends                               (0.07)           (0.39)           (0.05)
                                                                     -----------     ------------     ------------

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                                               $     (0.78)    $      (1.82)    $      (1.32)
                                                                     ===========     ============     ============


WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                                          6,565,495        8,977,817       10,606,917

See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) YEARS ENDED MARCH 31, 2003, 2004 AND 2005 AND THE PERIOD OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2005 (UNAUDITED)


                                                          Series A Convertible               Series B Convertible
                                                             Preferred Stock                   Preferred Stock
                                                      ------------------------------     ---------------------------
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

Balance, March 31, 1997
  Exercise of options
  Provision for compensation - employees
  Provision for compensation - nonemployees




                                                          Series C Convertible             Series D Convertible
                                                            Preferred Stock                  Preferred Stock
                                                       ---------------------------     ---------------------------
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

Balance, March 31, 1997
  Exercise of options
  Provision for compensation - employees
  Provision for compensation - nonemployees



                                                                                                            Deficit
                                                               Common Stock                               Accumulated
                                                        --------------------------       Additional        During the
                                                        Issued and                        Paid-in         Development
                                                        Outstanding          Amount       Capital            Stage

October 15, 1984 (Inception)
  Issuance of common stock to founders                      113,243         $ 1,132    $     24,868
                                                        -----------         -------    ------------
Balance, March 31, 1985                                     113,243           1,132          24,868
  Issuance of common stock                                   85,368             854         269,486
  Net loss                                                                                             $    (209,569)
                                                                                                       -------------
Balance, March 31, 1986                                     198,611           1,986         294,354         (209,569)
  Issuance of common stock                                   42,901             429         285,987
  Net loss                                                                                                   (47,486)
                                                                                                       -------------
Balance, March 31, 1987                                     241,512           2,415         580,341         (257,055)
  Issuance of common stock                                    4,210              42          28,959
  Net loss                                                                                                  (294,416)
                                                                                                       -------------
Balance, March 31, 1988                                     245,722           2,457         609,300         (551,471)
  Issuance of common stock                                   62,792             628         569,372
  Provision for compensation                                                                489,975
  Net loss                                                                                                  (986,746)
                                                                                                       -------------
Balance, March 31, 1989                                     308,514           3,085       1,668,647       (1,538,217)
  Issuance of common stock                                   16,478             165         171,059
  Provision for compensation                                                                320,980
  Net loss                                                                                                  (850,935)
                                                                                                       -------------
Balance, March 31, 1990                                     324,992           3,250       2,160,686       (2,389,152)
  Issuance of common stock                                      218               2           1,183
  Provision for compensation                                                                  6,400
  Net loss                                                                                                  (163,693)
                                                                                                       -------------
Balance, March 31, 1991                                     325,210           3,252       2,168,269       (2,552,845)
  Issuance of common stock                                   18,119             181          85,774
  Provision for compensation                                                                864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                         57,917
  Net loss                                                                                                (1,479,782)
                                                                                                       -------------
Balance, March 31, 1992                                     343,329           3,433       3,176,456       (4,032,627)
  Issuance of common stock                                  195,790           1,958          66,839
  Provision for compensation                                                                191,502
  Net loss                                                                                                (1,220,079)
                                                                                                       -------------
Balance, March 31, 1993                                     539,119           5,391       3,434,797       (5,252,706)
  Issuance of common stock                                  107,262           1,073          40,602
  Provision for compensation                                                                 43,505
  Net loss                                                                                                (2,246,426)
                                                                                                       -------------
Balance, March 31, 1994                                     646,381           6,464       3,518,904       (7,499,132)
  Net loss                                                                                                (1,661,677)
                                                                                                       -------------
Balance, March 31, 1995                                     646,381           6,464       3,518,904       (9,160,809)
  Issuance of common stock for compensation                  16,131             161           7,339
  Net loss                                                                                                (1,005,962)
                                                                                                       -------------
Balance, March 31, 1996                                     662,512           6,625       3,526,243      (10,166,771)
  Issuance of common stock                                   12,986             130           5,908
  Provision for compensation - employees                                                     45,086
  Provision for compensation - nonemployees                                                  62,343
  Issuance of warrants to purchase common stock                                              80,834
  Net loss                                                                                                (1,618,543)
                                                                                                       -------------

Balance, March 31, 1997                                     675,498           6,755       3,720,414      (11,785,314)
  Exercise of options                                        68,167             682          28,862
  Provision for compensation - employees                                                     50,680
  Provision for compensation - nonemployees                                                 201,696



                                                           Accumulated            Total
                                                             Other            Stockholders'
                                                          Comprehensive           Equity
                                                             Income           (Deficiency in
                                                             (Loss)               Assets)

October 15, 1984 (Inception)
  Issuance of common stock to founders                                      $       26,000
                                                                            --------------
Balance, March 31, 1985                                                             26,000
  Issuance of common stock                                                         270,340
  Net loss                                                                        (209,569)
                                                                            --------------
Balance, March 31, 1986                                                             86,771
  Issuance of common stock                                                         286,416
  Net loss                                                                         (47,486)
                                                                            --------------
Balance, March 31, 1987                                                            325,701
  Issuance of common stock                                                          29,001
  Net loss                                                                        (294,416)
                                                                            --------------
Balance, March 31, 1988                                                             60,286
  Issuance of common stock                                                         570,000
  Provision for compensation                                                       489,975
  Net loss                                                                        (986,746)
                                                                            --------------
Balance, March 31, 1989                                                            133,515
  Issuance of common stock                                                         171,224
  Provision for compensation                                                       320,980
  Net loss                                                                        (850,935)
                                                                            --------------
Balance, March 31, 1990                                                           (225,216)
  Issuance of common stock                                                           1,185
  Provision for compensation                                                         6,400
  Net loss                                                                        (163,693)
                                                                            --------------
Balance, March 31, 1991                                                           (381,324)
  Issuance of common stock                                                          85,955
  Provision for compensation                                                       864,496
  Issuance of stock options in exchange
    for cancellation of indebtedness                                                57,917

  Net loss                                                                      (1,479,782)
                                                                            --------------
Balance, March 31, 1992                                                           (852,738)
  Issuance of common stock                                                          68,797
  Provision for compensation                                                       191,502
  Net loss                                                                      (1,220,079)
                                                                            --------------
Balance, March 31, 1993                                                         (1,812,518)
  Issuance of common stock                                                          41,675
  Provision for compensation                                                        43,505
  Net loss                                                                      (2,246,426)
                                                                            --------------
Balance, March 31, 1994                                                         (3,973,764)
  Net loss                                                                      (1,661,677)
                                                                            --------------
Balance, March 31, 1995                                                         (5,635,441)
  Issuance of common stock for compensation                                          7,500
  Net loss                                                                      (1,005,962)
                                                                            --------------
Balance, March 31, 1996                                                         (6,633,903)
  Issuance of common stock                                                           6,038
  Provision for compensation - employees                                            45,086
  Provision for compensation - nonemployees                                         62,343
  Issuance of warrants to purchase common stock                                     80,834
  Net loss                                                                      (1,618,543)
                                                                            --------------

Balance, March 31, 1997                                                         (8,058,145)
  Exercise of options                                                               29,544
  Provision for compensation - employees                                            50,680
  Provision for compensation - nonemployees                                        201,696

                                                          Series A Convertible               Series B Convertible
                                                             Preferred Stock                   Preferred Stock
                                                      ------------------------------     ---------------------------
                                                        Issued and                       Issued and
                                                        Outstanding           Amount     Outstanding          Amount


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

Balance, March 31, 2001
  Net loss
  Issuance of Series A convertible preferred stock
    under private placement offerings, less cash
    offering costs of $153,985                               160,100   $   4,002,500
  Issuance of common stock as offering
    costs under private placement offerings
  Accrual of preferred stock dividends                                        29,400
  Exercise of options
  Provision for compensation - nonemployees

Balance, March 31, 2002                                      160,100       4,031,900
   Net loss
  Issuance of Series B convertible preferred stock
    under private placement offerings, less cash
    offering costs of $58,792                                                                 76,725   $   1,918,125
  Issuance of common stock for services provided


                                                            Series C Convertible             Series D Convertible
                                                              Preferred Stock                  Preferred Stock
                                                         ---------------------------     ---------------------------
                                                         Issued and                      Issued and
                                                         Outstanding          Amount     Outstanding          Amount


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


                                                                                                              Deficit
                                                                 Common Stock                               Accumulated
                                                          --------------------------       Additional        During the
                                                          Issued and                        Paid-in         Development
                                                          Outstanding          Amount       Capital            Stage


  Contributed capital - common stockholders                                                   231,734
  Net loss                                                                                                  (1,477,132)
                                                                                                           -----------

Balance, March 31, 1998                                       743,665           7,437       4,233,386      (13,262,446)
  Issuance of common stock under
   private placement offering                                 575,000           5,750         824,907
  Exercise of options                                          40,650             406          12,944
  Provision for compensation - nonemployees                                                 2,426,000
  Issuance of common stock to Criticare                        86,207             862         133,621
  Conversion of Criticare debt to common stock                180,756           1,808         856,485
  Conversion of debt to common stock                          424,222           4,242         657,555
  Conversion of redeemable preferred
   stock to common stock                                    1,195,017          11,950       1,852,300        3,713,334
  Net loss                                                                                                  (1,929,003)
                                                                                                           -----------
Balance, March 31, 1999                                     3,245,517          32,455      10,997,198      (11,478,115)
  Comprehensive loss:
    Net loss                                                                                               (11,433,926)
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale
      Comprehensive loss
  Issuance of common stock under initial public
    offering, less offering costs of $513,000               1,150,000          11,500       9,161,110
  Exercise of options and warrants                            247,420           2,474         424,348
  Provision for compensation - nonemployees                                                   509,838
  Issuance of common stock for
    compensation - nonemployees                               611,250           6,113       6,106,387
  Issuance of common stock for accrued interest                28,147             281         281,189
                                                          -----------       ---------    ------------

Balance, March 31, 2000                                     5,282,334          52,823      27,480,070      (22,912,041)
  Comprehensive loss:
    Net loss                                                                                                (9,863,284)
    Other comprehensive income (loss):
      Unrealized loss on investment
        securities available for sale
      Reclassification adjustment for
        loss included in net loss
      Comprehensive loss
  Issuance of common stock under
    private placement offering                                584,250           5,843       4,299,806
  Exercise of options                                          88,661             886          41,922
  Provision for compensation - nonemployees                                                 1,739,294
  Contributed capital - common stockholder                                                     13,825
                                                                                         ------------

Balance, March 31, 2001                                     5,955,245          59,552      33,574,917      (32,775,325)
  Net loss                                                                                                  (3,323,110)
  Issuance of Series A convertible preferred stock
    under private placement offerings, less cash
    offering costs of $153,985                                                                754,550         (908,535)
  Issuance of common stock as offering
    costs under private placement offerings                    60,000             600            (600)
  Accrual of preferred stock dividends                                                                         (29,400)
  Exercise of options                                          51,214             512          18,972
  Provision for compensation - nonemployees                                                   332,005
                                                                                         ------------

Balance, March 31, 2002                                     6,066,459          60,664      34,679,844      (37,036,370)
   Net loss                                                                                                 (4,679,069)
  Issuance of Series B convertible preferred stock
    under private placement offerings, less cash
    offering costs of $58,792                                                                  90,640         (149,432)
  Issuance of common stock for services provided


                                                           Accumulated           Total
                                                             Other            Stockholders'
                                                          Comprehensive           Equity
                                                             Income           (Deficiency in
                                                             (Loss)               Assets)


  Contributed capital - common stockholders                                        231,734
  Net loss                                                                      (1,477,132)
                                                                             -------------

Balance, March 31, 1998                                                         (9,021,623)
  Issuance of common stock under
   private placement offering                                                      830,657
  Exercise of options                                                               13,350
  Provision for compensation - nonemployees                                      2,426,000
  Issuance of common stock to Criticare                                            134,483
  Conversion of Criticare debt to common stock                                     858,293
  Conversion of debt to common stock                                               661,797
  Conversion of redeemable preferred
   stock to common stock                                                         5,577,584
  Net loss                                                                      (1,929,003)
                                                                             -------------
Balance, March 31, 1999                                                           (448,462)
                                                                             -------------
  Comprehensive loss:
    Net loss                                                                   (11,433,926)
    Other comprehensive loss:
      Unrealized loss on investment
        securities available for sale                     $(1,178)                  (1,178)
                                                                             -------------
      Comprehensive loss                                                       (11,435,104)
  Issuance of common stock under initial public
    offering, less offering costs of $513,000                                    9,172,610
  Exercise of options and warrants                                                 426,822
  Provision for compensation - nonemployees                                        509,838
  Issuance of common stock for
    compensation - nonemployees                                                  6,112,500
  Issuance of common stock for accrued interest                                    281,470
                                                                             -------------

Balance, March 31, 2000                                    (1,178)               4,619,674
                                                                             -------------
  Comprehensive loss:
    Net loss                                                                    (9,863,284)
    Other comprehensive income (loss):
      Unrealized loss on investment
        securities available for sale                      (1,764)                  (1,764)
      Reclassification adjustment for
        loss included in net loss                           2,942                    2,942
                                                                             -------------
      Comprehensive loss                                                        (9,862,106)
  Issuance of common stock under
    private placement offering                                                   4,305,649
  Exercise of options                                                               42,808
  Provision for compensation - nonemployees                                      1,739,294
  Contributed capital - common stockholder                                          13,825
                                                                             -------------

Balance, March 31, 2001                                                            859,144
  Net loss                                                                      (3,323,110)
  Issuance of Series A convertible preferred stock
    under private placement offerings, less cash
    offering costs of $153,985                                                   3,848,515
  Issuance of common stock as offering
    costs under private placement offerings
  Accrual of preferred stock dividends
  Exercise of options                                                               19,484
  Provision for compensation - nonemployees                                        332,005

Balance, March 31, 2002                                                          1,736,038
   Net loss                                                                     (4,679,069)
  Issuance of Series B convertible preferred stock
    under private placement offerings, less cash
    offering costs of $58,792                                                    1,859,333
  Issuance of common stock for services provided

                                                          Series A Convertible               Series B Convertible
                                                             Preferred Stock                   Preferred Stock
                                                      ------------------------------     ---------------------------
                                                        Issued and                       Issued and
                                                        Outstanding           Amount     Outstanding          Amount


    in connection with private placement offerings
  Conversion of convertible preferred
    stock to common stock                                    (17,300)       (437,396)        (20,000)       (515,671)
  Accrual of preferred stock dividends                                       226,210                          76,227
  Payment of preferred stock dividends                                      (152,709)                         (8,714)
  Issuance of common stock for land-use
    rights acquisition
  Issuance of common stock and warrants
    for services
  Exercise of options
  Provision for compensation - nonemployees

Balance, March 31, 2003                                      142,800       3,668,005          56,725       1,469,967
  Net loss
  Issuance of Series C convertible preferred stock
    under private placement offerings, less offering
    costs of $1,685,365 (including cash of $289,000)
  Issuance of Series D convertible preferred stock
    under private placement offerings, less cash
    offering costs of $428,919
  Issuance of common stock for services provided
    in connection with private placement offerings
  Conversion of convertible preferred
    stock to common stock                                    (62,000)     (1,566,440)        (36,800)       (939,231)
  Accrual of preferred stock dividends                                       147,311                          53,533
  Payment of preferred stock dividends                                      (173,626)                        (68,176)
  Exercise of warrants
  Issuance of common stock and warrants
    for services - nonemployees
  Exercise of options
  Provision for compensation - nonemployees

Balance, March 31, 2004                                       80,800       2,075,250          19,925         516,093
  Net loss
  Conversion of convertible preferred
    stock to common stock                                    (20,400)       (521,960)
  Accrual of preferred stock dividends                                       112,758                          39,849
  Payment of preferred stock dividend                                       (114,883)                        (39,849)
  Exercise of warrants
  Extension of warrants
  Issuance of common stock for secondary offering,
    less offering costs of $337,803
  Exercise of options
  Provision for compensation - nonemployees

Balance, March 31, 2005                                       60,400   $   1,551,165          19,925   $     516,093


                                                            Series C Convertible             Series D Convertible
                                                              Preferred Stock                  Preferred Stock
                                                         ---------------------------     ---------------------------
                                                         Issued and                      Issued and
                                                         Outstanding          Amount     Outstanding          Amount


    in connection with private placement offerings
  Conversion of convertible preferred
    stock to common stock
  Accrual of preferred stock dividends
  Payment of preferred stock dividends
  Issuance of common stock for land-use
    rights acquisition
  Issuance of common stock and warrants
    for services
  Exercise of options
  Provision for compensation - nonemployees

Balance, March 31, 2003
  Net loss
  Issuance of Series C convertible preferred stock
    under private placement offerings, less offering
    costs of $1,685,365 (including cash of $289,000)         125,352   $   3,133,800
  Issuance of Series D convertible preferred stock
    under private placement offerings, less cash
    offering costs of $428,919                                                               200,000   $   5,000,000
  Issuance of common stock for services provided
    in connection with private placement offerings
  Conversion of convertible preferred
    stock to common stock                                    (53,048)     (1,344,792)
  Accrual of preferred stock dividends                                       175,157                          56,712
  Payment of preferred stock dividends                                       (89,979)
  Exercise of warrants
  Issuance of common stock and warrants
    for services - nonemployees
  Exercise of options
  Provision for compensation - nonemployees

Balance, March 31, 2004                                       72,304       1,874,186         200,000       5,056,712
  Net loss
  Conversion of convertible preferred
    stock to common stock                                    (11,852)       (301,463)        (39,720)     (1,016,645)
  Accrual of preferred stock dividends                                       130,988                         296,220
  Payment of preferred stock dividend                                       (136,735)                       (218,630)
  Exercise of warrants
  Extension of warrants
  Issuance of common stock for secondary offering,
    less offering costs of $337,803
  Exercise of options
  Provision for compensation - nonemployees

Balance, March 31, 2005                                       60,452       1,566,976         160,280   $   4,117,657


                                                                                                             Deficit
                                                                Common Stock                               Accumulated
                                                         --------------------------       Additional        During the
                                                         Issued and                        Paid-in         Development
                                                         Outstanding          Amount       Capital            Stage


    in connection with private placement offerings           290,000           2,900         942,200
  Conversion of convertible preferred
    stock to common stock                                    228,448           2,285         950,758
  Accrual of preferred stock dividends                                                                       (302,437)
  Payment of preferred stock dividends                        45,529             456         160,657
  Issuance of common stock for land-use
    rights acquisition                                     1,260,000          12,600       2,986,200
  Issuance of common stock and warrants
    for services                                               8,333              83          89,042
  Exercise of options                                            217               2             126
  Provision for compensation - nonemployees                                                  243,150
                                                                                       -------------

Balance, March 31, 2003                                    7,898,986          78,990      40,142,617      (42,167,308)
  Net loss                                                                                                (12,845,813)
  Issuance of Series C convertible preferred stock
    under private placement offerings, less offering
    costs of $1,685,365 (including cash of $289,000)                                        (565,088)      (1,120,277)
  Issuance of Series D convertible preferred stock
    under private placement offerings, less cash
    offering costs of $428,919                                                             1,544,368       (1,973,287)
  Issuance of common stock for services provided
    in connection with private placement offerings           220,000           2,200       1,394,800
  Conversion of convertible preferred
    stock to common stock                                    887,817           8,878       3,841,327
  Accrual of preferred stock dividends                                                                       (432,713)
  Payment of preferred stock dividends                        44,398             443         330,197
  Exercise of warrants                                       559,350           5,594       4,468,572
  Issuance of common stock and warrants
    for services - nonemployees                              201,667           2,017       7,231,835
  Exercise of options                                         23,068             231          10,361
  Provision for compensation - nonemployees                                                  267,500

Balance, March 31, 2004                                    9,835,286          98,353      58,666,489      (58,539,398)
  Net loss                                                                                                (13,433,164)
  Conversion of convertible preferred
    stock to common stock                                    295,813           2,959       1,837,011
  Accrual of preferred stock dividends                                                                       (579,816)
  Payment of preferred stock dividend                         42,878             429         507,934
  Exercise of warrants                                       235,390           2,354       1,893,482
  Extension of warrants                                                                    4,841,245
  Issuance of common stock for secondary offering,
    less offering costs of $337,803                          899,999           8,999       8,324,687
  Exercise of options                                         23,000             230          21,870
  Provision for compensation - nonemployees                                                  335,412

Balance, March 31, 2005                                   11,332,366         113,324    $ 76,428,130    $ (72,552,378)


                                                             Accumulated           Total
                                                               Other            Stockholders'
                                                            Comprehensive           Equity
                                                               Income           (Deficiency in
                                                               (Loss)               Assets)


    in connection with private placement offerings                                   945,100
  Conversion of convertible preferred
    stock to common stock                                                                (24)
  Accrual of preferred stock dividends
  Payment of preferred stock dividends                                                  (310)
  Issuance of common stock for land-use
    rights acquisition                                                             2,998,800
  Issuance of common stock and warrants
    for services                                                                      89,125
  Exercise of options                                                                    128
  Provision for compensation - nonemployees                                          243,150

Balance, March 31, 2003                                                            3,192,271
  Net loss                                                                       (12,845,813)
  Issuance of Series C convertible preferred stock
    under private placement offerings, less offering
    costs of $1,685,365 (including cash of $289,000)                               1,448,435
  Issuance of Series D convertible preferred stock
    under private placement offerings, less cash
    offering costs of $428,919                                                     4,571,081
  Issuance of common stock for services provided
    in connection with private placement offerings                                 1,397,000
  Conversion of convertible preferred
    stock to common stock                                                               (258)
  Accrual of preferred stock dividends
  Payment of preferred stock dividends                                                (1,141)
  Exercise of warrants                                                             4,474,166
  Issuance of common stock and warrants
    for services - nonemployees                                                    7,233,852
  Exercise of options                                                                 10,592
  Provision for compensation - nonemployees                                          267,500

Balance, March 31, 2004                                                            9,747,685
  Net loss                                                                       (13,433,164)
  Conversion of convertible preferred
    stock to common stock                                                                (97)
  Accrual of preferred stock dividends
  Payment of preferred stock dividend                                                 (1,735)
  Exercise of warrants                                                             1,895,836
  Extension of warrants                                                            4,841,245
  Issuance of common stock for secondary offering,
    less offering costs of $337,803                                                8,333,687
  Exercise of options                                                                 22,100
  Provision for compensation - nonemployees                                          335,412

Balance, March 31, 2005                                                       $   11,740,969


See notes to consolidated financial statements.                      (Concluded)

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED MARCH 31, 2003, 2004 AND 2005 AND THE PERIOD OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

                                                                                                                       October 15,
                                                                                                                           1984
                                                                                                                       (Inception)
                                                                                 Years Ended March 31,                 to March 31,
                                                                    ----------------------------------------------
                                                                        2003             2004             2005             2005
OPERATING ACTIVITIES:
  Net loss                                                          $ (4,679,069)    $(12,845,813)    $(13,433,164)    $(69,426,380)
  Adjustments to reconcile net loss to net cash used in
   operating activities:

    Compensation recorded related to issuance of common
    stock, common stock options and warrants                           1,277,375        7,501,352        5,176,655       27,537,982
    Depreciation and amortization of property and
    equipment                                                             93,420          115,261          128,706          881,147
    Deferred rental obligation                                            (6,366)          (6,366)         (14,413)
    Equity in loss of joint venture                                                                                         135,002
    Loss on sales of investment securities - net                                                                              2,942
    Amortization of debt discounts and issuance costs                                                                       134,503
    Gain on extinguishment of debt                                                                                       (1,427,765)
    Changes in assets and liabilities:
      Restricted funds on deposit                                     (2,137,547)         585,019          110,849       (2,044,079)
      Other current assets                                               (93,644)          73,546          (28,124)         (88,103)
      Other assets                                                                          4,371           (1,117)         (16,594)
      Accounts payable                                                    (4,741)         428,427        1,076,312        2,374,155
      Accrued expenses                                                       564           17,561          151,317          836,712
      Deferred revenue                                                 1,990,636         (722,978)        (516,307)       1,314,786
                                                                    ------------     ------------     ------------     ------------

           Net cash used in operating activities                      (3,559,372)      (4,849,620)      (7,349,286)     (39,785,692)
                                                                    ------------     ------------     ------------     ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (225,528)        (417,012)        (174,095)      (1,509,821)
  Advances to Joint Venture                                                                                                (135,002)
  Proceeds from maturities of investments                                                                                 1,800,527
  Purchases of investment securities                                                                                     (1,803,469)
                                                                    ------------     ------------     ------------     ------------

           Net cash used in investing activities                        (225,528)        (417,012)        (174,095)      (1,647,765)
                                                                    ------------     ------------     ------------     ------------

FINANCING ACTIVITIES:
  Net advances from stockholders and affiliates                                                                             985,172
  Proceeds from issuance of notes payable                                                                                 2,645,194
  Principal payments on notes payable                                                                                      (218,119)
  Payments for debt issuance costs                                                                                          (53,669)
  Payments for extinguishment of debt                                                                                      (203,450)
  Net proceeds from issuance of redeemable preferred
   stock                                                                                                                  3,330,000
  Net proceeds from issuance of convertible preferred
   stock and warrants                                                  1,859,333        7,416,516                        13,124,364
  Payments for convertible preferred stock dividends
   and for fractional shares of common stock resulting
   from the conversions of convertible preferred stock                      (334)          (1,399)          (1,832)          (3,565)
  Net proceeds from issuance of common stock                                 128        4,484,758       10,251,624       31,053,665
  Additional capital contributed by stockholders                                                                            245,559
                                                                    ------------     ------------     ------------     ------------

           Net cash provided by financing activities                   1,859,127       11,899,875       10,249,792       50,905,151
                                                                    ------------     ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,925,773)       6,633,243        2,726,411        9,471,694

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,037,813          112,040        6,745,283
                                                                    ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    112,040     $  6,745,283     $  9,471,694     $  9,471,694
                                                                    ============     ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

See notes to consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED MARCH 31, 2003, 2004 AND 2005.

1.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiaries (the "Company") are pharmaceutical companies advancing the development and commercialization of oral drugs to treat infectious diseases and extending its proprietary aromatic cation technology platform to the treatment of cancer, diabetes and other diseases. The Company has advanced clinical programs that include new treatments for malaria, Pneumocystis pneumonia ("PCP") and African sleeping sickness (trypanosomiasis), and drug development programs for fungal infections and tuberculosis. The Company has worldwide licensing and exclusive commercialization rights to an aromatic cationic pharmaceutical technology platform and is developing drugs intended for commercial use based on that technology. The Company's development programs include treatments for malaria, fungal infections, tuberculosis, Pneumocystis pneumonia ("PCP") and tropical diseases, including African sleeping sickness (trypanosomiasis).

      The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to the technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium"). The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and advanced the commercialization of the aromatic cation pharmaceutical technology platform (the Company acquired its rights to the aromatic cation technology platform in 1997 and promptly thereafter commenced development of its current programs). The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) preclinical and human clinical trials and (iii) manufacture of pharmaceutical drugs.

      The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2006, if at all.

      Since inception, the Company has incurred accumulated net losses of approximately $69,426,000 million. Management expects the Company will continue to incur significant losses during the next several years as the Company continues research and development activities and clinical trial and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its product candidates. The Company's cash requirements may vary materially from those now planned because of the results of research and development, results of preclinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction in research and development programs, competitive and technological advances, the regulatory process and other factors. Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

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

      Principles of Consolidation - The consolidated financial statements include the accounts of Immtech International, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

      Restricted Funds on Deposit - Restricted funds on deposit consist of cash in two accounts on deposit at banks which are restricted for use in accordance with (i) a clinical research subcontract agreement with UNC and
      (ii) a malaria drug development agreement with Medicines for Malaria Venture ("MMV").

      Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specified limits. Balances in excess of FDIC limits are uninsured.

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of March 31, 2004 and 2005, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of March 31, 2004 and 2005. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.

      Property and Equipment - Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from three to fifty years.

      Land-Use Rights - Land-use rights represent an agreement by Lenton Fibre Optics Development Limited ("Lenton") to use land in the People's Republic of China ("PRC") for a period of 50 years which was being amortized over that period on a straight-line basis prior to the Super Insight transaction described in Note 2 below; the former land use rights were exchanged for land-use rights in two floors in a building in the Futian Bonded Zone, Shenzhen, PRC.

      Long-Lived Assets - The Company periodically evaluates the carrying value of its property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the asset which is measured by the difference between the fair value and the carrying value of the asset.

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

      Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) and diluted net loss per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the years ended March 31, 2003, 2004 and 2005, as none of the Company's outstanding common stock options, warrants and the conversion features of Series A, B, C and D Convertible Preferred Stock were dilutive.

      Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be measured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R is effective for all interim or annual periods beginning after the Company's next fiscal year ending March 31, 2006. The Company has not yet adopted this pronouncement and is evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows. The Company continues to adhere to the disclosure-only provisions of SFAS No. 123, and applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

      During the years ended March 31, 2003, 2004 and 2005, the Company issued 203,000, 277,000 and 371,000 stock options, respectively, to certain employees and directors. If the Company had recognized compensation expense for the options granted during the years ended March 31, 2003, 2004, and 2005, consistent with the fair-value method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                           2003            2004            2005
                                                                      -------------   -------------   -------------
                 Net loss attributable to common stockholders - as
                    reported                                          $  (5,130,938)  $ (16,372,090)  $ (14,012,980)

                 Add:  stock-based compensation expense included in
                    reported net loss                                             0               0               0

                 Deduct:  total employee stock-based compensation
                    expense determined under fair value method for
                    all awards                                             (295,177)     (1,205,881)     (3,414,407)
                                                                      -------------   -------------   -------------
                 Net loss attributable to common stockholders - pro
                    forma                                             $  (5,426,115)  $ (17,577,971)  $ (17,427,387)
                                                                      =============   =============   =============
                 Basic and diluted net loss per share attributable
                    to common stockholders - as reported              $       (0.78)  $       (1.82)  $       (1.32)
                                                                      =============   =============   =============
                 Basic and diluted net loss per share attributable
                    to common stockholders - pro forma                $       (0.83)  $       (1.96)  $       (1.64)
                                                                      =============   =============   =============

      The weighted average assumptions used for grants during the year ended March 31, 2003 were: 1) expected dividend yield of 0%, 2) risk-free interest rate of 3.8%, 3) expected volatility of 87% and 4) expected option life of 9.5 years. The weighted average assumptions used for grants during the year ended March 31, 2004 were: 1) expected dividend yield of 0%, 2) risk-free interest rate of 4.3%, 3) expected volatility of 113%, and 4) expected option life of 10 years. The weighted average assumptions used for grants during the year ended March 31, 2005 were: 1) expected dividend yield of 0%, 2) risk-free interest rate of 4.5%, 3) expected volatility of 112%, and 4) expected option life of 10 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income (loss) or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted during the years ended March 31, 2003, 2004 and 2005 was $2.15, $18.23 and $10.13, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is expensed ratably over the options' vesting period.

      Fair Value of Financial Instruments - The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of March 31, 2004 and 2005 based on the short-term nature of the instruments.

      Segment Reporting - The Company is a development stage pharmaceutical company that operates as one segment.

      Comprehensive Loss - There were no differences between comprehensive loss and net loss for the years ended March 31, 2003, 2004, and 2005.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

2.    EXCHANGE OF LAND-USE RIGHTS

      On November 28, 2003, the Company entered into a share purchase agreement and deed of indemnity (the "Share Purchase Agreement") related to the purchase of shares of Super Insight Limited ("Super Insight") and an allonge ("Allonge") to the Share Purchase Agreement as related to the purchase of shares of Super Insight and Immtech Hong Kong Limited with Mr. Chan Kon Fung ("Mr. Chan"), Lenton, Super Insight and Immtech Hong Kong Limited. Pursuant to the terms of the Share Purchase Agreement and the Allonge, Immtech purchased: (i) from Mr. Chan 100% of Super Insight and its wholly owned subsidiary, Immtech Life Science Limited ("Immtech Life Science") and (ii) from Lenton, 100% of Lenton's interest in Immtech Hong Kong. As payment for the shares of Super Insight and Immtech Hong Kong, Immtech transferred to Mr. Chan its 80% interest in Lenton and paid $400,000 in cash.

      Immtech Life Science has land-use rights through May 2051 for two floors of a newly-constructed building located in the Futian Bonded Zone, Shenzhen, in the PRC.

      This transaction resulted in the surrender of the Company's ownership interest in Lenton and the consolidation of the Company's wholly owned subsidiary, Super Insight. The primary assets of both Lenton and Super Insight were land-use rights in China. This transaction has been accounted for as a like-kind exchange of similar assets. Accordingly, this transaction did not impact the Company's consolidated statement of operations.

3. RECAPITALIZATION, PRIVATE PLACEMENTS, INITIAL PUBLIC OFFERING AND SECONDARY PUBLIC OFFERING

      On July 24, 1998 (the "Effective Date"), the Company completed a recapitalization (the "Recapitalization") pursuant to which, among other items: (i) the Company's debt holders converted approximately $3,151,000 in stockholder advances, notes payable and related accrued interest and accounts payable into 604,978 shares of common stock and approximately $203,000 in cash (see Note 10); (ii) the Company's Series A Redeemable Preferred stockholders converted 1,794,550 shares of Series A Redeemable Preferred Stock into 578,954 shares of common stock (see Note 10) and
      (iii) the Company's Series B Redeemable Preferred stockholders converted 1,600,000 shares of Series B Redeemable Preferred Stock into 616,063 shares of common stock (see Note 10).

      Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock at $1.74 per share, or $1,000,000 in the aggregate, to certain accredited investors pursuant to private placements. The placement agent, New China Hong Kong Securities Limited ("NCHK"), received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $0.10 per share for services and expense reimbursed. RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $0.10 per share, which was subsequently amended on April 22, 1999 to increase the exercise price from $0.10 per share to $6.47 per share, for RADE's services in the Recapitalization. RADE subleases an office facility to the Company for which the Company pays rent directly to RADE's landlord on RADE's behalf (see Note 9). During the years ended March 31, 2003, 2004, and 2005, the Company paid approximately $106,000, $121,000 and $124,000 respectively, for the use of the office facility.

      On April 26, 1999, the Company issued 1,150,000 shares of common stock in an initial public stock offering resulting in net proceeds of approximately $9,173,000. Costs incurred of approximately $513,000 and warrants to purchase 100,000 shares of common stock issued to the underwriters for their services in the initial public offering were netted from the proceeds of the offering (see Note 7).

      On December 8, 2000, the Company completed a private placement offering which raised approximately $4,306,000 of additional equity capital through the issuance of 584,250 shares of common stock.

      In February 2002, the Company completed private placement offerings which raised approximately $3,849,000 of additional equity capital (net of approximately $154,000 of cash offering costs) through the issuance of 160,100 shares of Series A Convertible Preferred Stock, and five-year warrants to purchase 400,250 shares of the Company's common stock at an exercise price of $6.00 per share (see Note 7).

      In September and October 2002, the Company completed private placement offerings which raised approximately $1,859,000 of additional equity capital (net of approximately $59,000 of cash offering costs) through the issuance of 76,725 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 191,812 shares of the Company's common stock at an exercise price of $6.125 per share (see Note 7).

      In June 2003, the Company completed private placement offerings which raised approximately $2,845,000 of additional equity capital (net of approximately $288,000 of cash offering costs) through the issuance of 125,352 shares of Series C Convertible Preferred Stock. Total cash and non-cash offering costs with respect to the issuance of the Series C Convertible Preferred Stock was approximately $1,685,000 (see Note 7).

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

      In July 2004, the Company completed a secondary public offering of its common stock which raised approximately $8,334,000 of additional equity capital (net of approximately $338,000 of cash offering costs) through the issuance of 899,999 shares of the Company's common stock which were sold to the public at $10.25 per share (see Note 7).

4.    INVESTMENT IN NEXTERA THERAPEUTICS, INC.

      On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and certain other parties, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. Pursuant to a research and funding agreement with NextEra, Franklin provided $1,350,000 to NextEra to fund the scale-up of manufacturing for and initiation of certain clinical trials of NextEra's product candidates and the Company contributed its rmCRP technology and use of laboratory facilities. During the year ended March 31, 2000, the Company advanced $135,000 to NextEra to fund its operations. The Company's advance to NextEra was expensed during the year ended March 31, 2000. The Company did not advance any funds to NextEra during the years ended March 31, 2003, 2004 and 2005. The Company does not provide, and has not provided, any financial guarantees to NextEra.

      As of March 31, 2004 and 2005, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment. Future recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. As of March 31, 2004 and 2005, the Company's net investment in NextEra is zero.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of March 31, 2004 and 2005:

                                                            2004         2005
                                                         ----------   ----------
      Research and laboratory equipment                  $  477,609   $  497,328
      Furniture and office equipment                        169,069      302,251
      Leasehold improvements                              3,587,519    3,601,353
                                                         ----------   ----------

      Property and equipment - at cost                    4,234,197    4,400,932
      Less accumulated depreciation and amortization        623,983      745,328
                                                         ----------   ----------

      Property and equipment - net                       $3,610,214   $3,655,604
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

      The Company has no significant deferred income tax liabilities. Significant components of the Company's deferred income tax assets are as follows:

                                                              March 31,
                                                    ---------------------------
                                                         2004           2005
                                                    ------------   ------------
      Deferred income tax assets:
         Federal net operating loss carryforwards   $ 14,566,000   $ 20,548,000
         State net operating loss carryforwards        1,972,000      2,772,000
         Federal income tax credit carryforwards         750,000      1,060,000
         Deferred revenue                                710,000        510,000
                                                    ------------   ------------

             Total deferred income tax assets         17,998,000     24,890,000
                                                    ------------   ------------

      Valuation allowance                            (17,998,000)   (24,890,000)
                                                    ------------   ------------

      Net deferred income taxes recognized in the
       accompanying balance sheets                  $          0   $          0
                                                    ============   ============

      As of March 31, 2005, the Company had federal net operating loss carryforwards of approximately $60,440,000 which expire from 2006 through 2025. The Company also has approximately $57,760,000 of state net operating loss carryforwards as of March 31, 2005, which expire from 2009 through 2025, available to offset future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $920,000 of the Company's net operating loss carryforwards for federal income tax purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2005, the Company had federal income tax credit carryforwards of approximately $1,060,000 which expire from 2008 through 2025.


      A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

                                                                    Years Ended March 31,
                                                                  -------------------------
                                                                   2003     2004     2005
      Federal statutory income tax rate                           (34.0)%  (34.0)%  (34.0)%
      State income taxes                                           (4.8)    (4.8)    (4.8)

                                                                    Years Ended March 31,
                                                                  -------------------------
                                                                   2003     2004     2005
      Non-deductible compensation and expenses                      9.0      0.0      0.0
      Benefit of federal and state net operating loss and tax
         credit carryforwards and other deferred income tax
         assets not recognized                                     29.8     38.8     38.8
                                                                  -----    -----    -----

      Effective income tax rate                                     0.0%     0.0%     0.0%
                                                                  -----    -----    -----


7.    STOCKHOLDERS' EQUITY

      On January 7, 2004, the stockholders of the Company approved an increase in the number of authorized common stock from 30 million to 100 million shares. On June 14, 2004, the Company filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of Incorporation implementing, among other things, the approved authorized 70 million share common stock increase from 30 million to 100 million shares of common stock.

      Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15, and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $41,166 and $55,250 of accrued preferred stock dividends at March 31, 2005 and 2004, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain adjustments, as defined in the Series A Certificate of Designation. During the year ended March 31, 2001, the Company issued 160,100 shares of Series A Convertible Preferred Stock for net proceeds of $3,849,000 (less cash offering costs of approximately $184,000). On October 15, 2004, the Company issued 6,026 shares of common stock and paid $136 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 2,961 shares of common stock and paid $352 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2003, the Company issued 4,010 shares of common stock and paid $296 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2003, the Company issued 23,316 shares of common stock and paid $96 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2002, the Company issued 28,959 shares of common stock and paid $64 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2002, the Company issued 8,249 shares of common stock and paid $166 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2005, 2004 and 2003 certain preferred stockholders converted 20,400, 62,000, and 17,300 shares of Series A Convertible Preferred Stock, including accrued dividends, for 116,364, 353,667 and 99,105 shares of common stock, respectively.

      The Company may at any time require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price A, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of
      (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price A. The Conversion Price is subject to certain adjustments, as defined in the Series A Certificate of Designation.

      The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of common stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $17,968 and $17,968 of accrued preferred stock dividends as of March 31, 2005 and 2004, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain adjustments, as defined in the Series B

      Certificate of Designation. During the year ended March 31, 2003, the Company issued 76,725 shares of Series B Convertible Preferred Stock for net proceeds of $1,859,000 (net of cash offering costs of approximately $59,000). On October 15, 2004, the Company issued 2,213 shares of common stock and paid $34 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 974 shares of common stock and paid $107 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2003, the Company issued 1,130 shares of common stock and paid $139 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2003, the Company issued 11,049 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2002, the Company issued 2,658 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. During the year ended March 31, 2005 there were no conversions while for the years ended March 31, 2004 and 2003, certain preferred stockholders converted 36,800 and 20,000 shares of Series B Convertible Preferred stock, including accrued dividends, for 232,851 and 129,343 shares of common stock, respectively.

      The Company may at any time require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of
      (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. The Conversion Price B is subject to certain adjustments, as defined in the Series B Certificate of Designation.

      The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of common stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.

      Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $55,676 and $66,586 of accrued preferred stock dividends as of March 31, 2005 and 2004, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain adjustments, as defined in the Series C Certificate of Designation. During the year ended March 31, 2004, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $289,000 of cash offering costs). Total cash and non-cash offering costs with respect to the issuance of the Series C Convertible Preferred Stock were approximately $1,685,000. The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the year ended March 31, 2004. On October 15, 2004, the Company issued 7,161 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 3,534 shares of common stock and paid $397 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2003, the Company issued 4,893 shares of common stock and paid $594 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2005 and 2004, certain preferred stockholders converted 11,852 and 53,048 shares of Series C Convertible Preferred Stock, including accrued dividends, for 67,454 and 301,299 shares of common stock, respectively.

      The Company may at any time require that any or all outstanding shares of Series C Convertible Preferred Stock be converted into shares of the Company's common stock, provided that the shares of common stock into which the Series C Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series C Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price C provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of
      (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price C. The Conversion Price C is subject to certain adjustments, as defined in the Series C Certificate of Designation.

      The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series C Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Convertible Preferred Stock into shares of common stock during the 30 day period. The Series C Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series C Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series C Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $110,657 and $56,712 of accrued preferred stock dividends as of March 31, 2005 and 2004, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain adjustments, as defined in the Series D Certificate of Designation. During the year ended March 31, 2004, the Company issued 200,000 shares of Series D Convertible Preferred Stock for net proceeds of approximately $4,571,000 (net of approximately $429,000 of cash offering costs). On October 15, 2004, the Company issued 16,669 shares of common stock and paid $173 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 3,340 shares of common stock and paid $447 in lieu of fractional common shares as dividends on the preferred shares. During the year ended March 31, 2004 there were no conversions. During the year ended March 31, 2005 certain preferred stockholders converted 39,720 shares of Series D Convertible Preferred Stock, including accrued dividends, for 111,995 shares of common stock.

      The Company may at any time require that any or all outstanding shares of Series D Convertible Preferred Stock be converted into shares of common stock, provided that the shares of common stock into which the Series D Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series D Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price D provided that the closing bid price for the Company's common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price D. The Conversion Price D is subject to certain adjustments, as defined in the Certificate of Designation.

      The Series D Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series D Convertible Preferred Stock shall be entitled to 2.7778 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series D Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      In connection with the Series D Preferred Stock offering, the Company entered into a Finder's Agreement with Ace Noble Holdings Limited (the "Finder") on January 14, 2004 to identify and introduce qualified leads, increase financial market awareness in the Company and to assist the Company in raising funds. As consideration for services to be performed under this agreement, the Company was obligated to pay a cash fee of 8% of funds invested in Immtech's Series D Preferred Stock by Non-U.S. persons prior to January 23, 2004 by investors introduced by the Finder and expenses not to exceed $36,000. During the year ended March 31, 2004, fees of $350,000 and expenses of $36,000 were paid with respect to this agreement, which are included as part of the $429,000 of cash offering costs.

      Common Stock - On June 28, 2002, the Company entered into a Finder's Agreement with an individual to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in China. As consideration for entering into the agreement, the individual received 150,000 shares of the Company's common stock and the Company recognized approximately $757,500 as a general and administrative expense based on the estimated fair value of the shares on the date issued.

      On July 31, 2002, the Company entered into a one-year agreement with The Gabriele Group. L.L.C. ("Gabriele") for assistance to be provided by Gabriele to the Company with respect to management consulting, strategic planning, public relations and promotions. As compensation for these services, the Company granted Gabriele 40,000 shares of the Company's common stock and the Company recognized approximately $187,600 as a general and administrative expense during the year ended March 31, 2003, based on the fair value of the shares on the date issued. The Company also granted Gabriele warrants to purchase 30,000 shares of the Company's common stock at $6.00 per share. These warrants vest if the price of the Company's common stock reaches certain milestones. During the year ended March 31, 2004, the Company recognized general and administrative expenses of approximately $247,000 because the prescribed milestones had been reached with respect to 20,000 of the warrants to purchase the Company's stock. The remaining 10,000 warrants may vest in the future if the Company's common stock reaches certain milestones. This expense was recorded based on the estimated fair value of the warrants using the Black-Scholes option valuation model.

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

      On March 21, 2003, the Company entered into an Investor Relations Agreement with Fulcrum Holdings of Australia, Inc. ("Fulcrum") for financial consulting services and public relations management to be provided over a 12-month period. As consideration for services to be performed under the agreement, the Company issued to Fulcrum, ratably over the term in monthly installments, 100,000 shares of common stock and warrants to purchase 350,000 shares of common stock at prices ranging from $6.00 to $15.00 per share. During the year ended March 31, 2004, the common shares and warrants were issued, and the related expense was recognized, on a pro-rata basis over the contract period. During the years ended March 31, 2003 and 2004, 8,333 and 91,667 common shares were issued and general and administrative expenses of $37,290 and $1,031,756, respectively, were recorded based on the market value of the common shares on the date of issuance. Also during the years ended March 31, 2003 and 2004, warrants to purchase 29,167 and 320,833 shares of common stock were issued and general and administrative expenses of $51,835 and $1,748,411, respectively, were recorded based on the estimated fair value of the warrants using the Black-Scholes option valuation model.

      On March 21, 2003, the Company entered into a Finder's Agreement with Wyndham Associates Limited ("Wyndham") to identify potential strategic partners and assist in equity financing. As consideration for services to be performed under the agreement, the Company was obligated to issue 220,000 shares of common stock. The agreement further provided that Wyndham would receive a cash fee for any additional equity investments by investors introduced by Wyndham. During the year ended March 31, 2004, 220,000 common shares were issued and non-cash offering costs of $1,397,000 were recorded based on the market value of the Company's common stock on the date issued in connection with the issuance of the Series C Convertible Preferred Stock.

      On July 25, 2003, the Company entered into a consulting agreement with Fulcrum to identify and negotiate with stock exchanges to list the Company's common stock and to assist the Company to prepare applications to list the common stock on a stock exchange. On August 11, 2003, the Company's common stock was listed on the American Stock Exchange. Pursuant to the agreements, the Company issued 100,000 shares of its common stock to Fulcrum which resulted in the recognition of general and administrative expenses of $1,400,000 during the year ended March 31, 2004, based on the market value of the Company's common stock on the date issued.

      In September 2003, the Company entered into a second Finder's Agreement with Wyndham to identify potential strategic partners and assist the Company in private placements of debt or equity securities with proceeds to the Company of not less than $20 million through December 2003. The Company advanced to Wyndham a refundable retainer fee of $160,000 against a cash fee for Wyndham's services equal to 8.0% of funds received by the Company from investors introduced by Wyndham. The private placements contemplated in September 2003 were not completed by December 2003 or at all. The Company requested, but Wyndham did not return, the retainer fee. The

      Company has written off the retainer fee as a charge to general and administrative expenses during the year ended March 31, 2004.

      On July 16, 2003, the Company entered into a consulting agreement with Mr. David Tat-Koon Shu for services to assist the Company with the formation of a subsidiary and to gain regulatory approvals to enter into clinical trials in China. As compensation for his services, Mr. Shu was granted 10,000 shares of the Company's common stock and a general and administrative expense of $62,900 was recorded during the year ended March 31, 2004 based on the market value of the common stock on the date issued.

      On July 30, 2004, the Company completed a secondary public offering of its common stock wherein the Company sold 899,999 shares of common stock resulting in net proceeds to the Company of approximately $8,334,000. The shares were sold to the public at $10.25 per share.

      Common Stock Options - On October 12, 2000, the Company's stockholders ratified the board's approval of the Company's 2000 Stock Incentive Plan pursuant to which the Company's board of directors is empowered to grant equity incentives to certain employees and other non-employees who have been engaged to assist the Company in various research and administrative capacities. The 2000 Stock Incentive Plan provided for the issuance of up to 350,000 shares of common stock in the form of incentive stock options, non-qualified stock options and common stock awards. At the stockholders meeting held November 15, 2002, the stockholders approved the first amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance thereunder from 350,000 shares to 1,100,000 shares. At the stockholders' meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. During the year ended March 31, 2005, no options previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued.

      The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and expire after five or ten years. As of March 31, 2005, there were a total of 1,049,250 shares available for grant.

      Compensatory Options Granted - During the year ended March 31, 2003, the Company issued options to purchase 22,000 shares of common stock to non-employees (of which options to purchase 5,000 shares did not vest) and recognized expense of approximately $243,000 related to such options and certain other options issued in prior years which vest over a four year service period. During the year ended March 31, 2004, the Company issued options to purchase 22,000 shares of common stock to non-employees and recognized expense of approximately $267,000 related to such options and certain other options issued in prior years which vest over a four year service period. During the year ended March 31, 2005, the Company issued options to purchase 20,000 shares of common stock to non-employees and recognized expense of approximately $335,000 related to such options and certain other options issued in prior years which vest over a four-year service period The expense was determined based on the estimated fair value of the options using the Black-Scholes option valuation model and assumptions regarding volatility of the Company's common stock, risk-free interest rates, and life of the option of the Company's common stock all at the date such options were issued.

      The activity during the years ended March 31, 2003, 2004 and 2005 for the Company's stock options is summarized as follows:

                                                           Stock Options Price  Weighted Average
                                         Number of Shares         Range          Exercise Price
                                         ----------------  -------------------  ----------------
Outstanding as of March 31, 2002               508,478      $   0.34 - 11.50       $   5.48
     Granted                                   225,000          2.25 -  4.75           2.75
     Exercised                                    (217)                 0.59           0.59
     Expired                                   (34,787)         0.59 - 10.50           7.72
                                         ----------------  -------------------  ----------------

Outstanding as of March 31, 2003               698,474          0.34 - 11.50           4.49
     Granted                                   299,000          6.08 - 21.66          17.80
     Exercised                                 (26,400)         0.46 - 11.50           2.57
     Expired                                    (8,500)         2.55 - 11.50           9.56
                                         ----------------  -------------------  ----------------

Outstanding as of March 31, 2004               962,574          0.34 - 21.66           8.63
     Granted                                   391,000          8.15 - 14.24          10.34
     Exercised                                 (23,517)         0.46 -  4.42           1.30
     Expired
                                         ----------------  -------------------  ----------------

Outstanding as of March 31, 2005             1,330,057      $   0.34 - 21.66       $   9.26
                                         ================  ===================  ================

Exercisable as of March 31, 2003               415,709      $   0.34 - 11.50       $   4.52
Exercisable as of March 31, 2004               567,838          0.34 - 21.66           6.02
Exercisable as of March 31, 2005               874,360          0.34 - 21.66           8.42

      The following table summarizes information about stock options outstanding as of March 31, 2005:


                                            Options Outstanding                          Options Exercisable
                       ---------------------------------------------------------  -------------------------------------
                                             Weighted Average
                                                 Remaining
   Range of Exercise                            Contractual     Weighted Average                       Weighted Average
        Prices           Shares Outstanding     Life-Years       Exercise Price    Shares Exercisable   Exercise Price
---------------------  --------------------- ----------------- -----------------  -------------------  ----------------
$0.34 - 0.46                   134,117              2.31          $    0.44              134,117          $    0.44
 1.74 - 2.55                   257,190              6.11               2.37              206,777               2.33
 4.75                           68,000              2.43               4.75               64,500               4.75
 6.08 -11.50                   544,750              5.73              10.03              267,445              10.35


                                            Options Outstanding                          Options Exercisable
                       ---------------------------------------------------------  -------------------------------------
13.07 -21.66                   326,000              8.22              17.99              201,521              18.57
                       --------------------- ----------------- -----------------  -------------------  ----------------
                             1,330,057              5.56          $    9.26              874,360          $    8.42
                       ===================== ================= =================  ===================  ================

      Warrants - In connection with an initial public offering, the underwriters received warrants to purchase 100,000 additional shares of common stock at $16.00 per share. The warrants expired without exercise on April 25, 2004.

      On July 31, 2000, the Company entered into an agreement with the principals of Stonegate Securities, Inc. ("Stonegate") for assistance by Stonegate in connection with raising additional equity capital for the consideration of warrants to purchase 200,000 shares of the Company's common stock. Pursuant to a notice of termination of the agreement dated December 8, 2000, 100,000 of the 200,000 shares underlying the warrants did not vest. The Company recorded a general and administrative expense of $866,000 during the year ended March 31, 2001. The expense was determined based on the estimated fair value of the 100,000 issued and vested warrants. 41,200 shares underlying the warrants were exercised on August 11, 2003 and 58,800 were exercised on August 21, 2003, all at $12.06 per share.

      On March 15, 2001, the Company entered into a one-year agreement with The Kriegsman Group ("Kriegsman") for assistance by Kriegsman with respect to financial consulting, planning, structuring, business strategy, public relations and promotions. This agreement was terminated by the Company, effective September 14, 2001. As compensation for the services, the Company paid a retainer fee to Kriegsman of $20,000 per month for the term of the agreement. The Company also granted Kriegsman warrants to purchase 250,000 shares of the Company's common stock exercisable at $10.75 per share. Warrants to purchase 100,000 shares vested immediately and the remaining 150,000 warrants did not vest and were cancelled. The vested warrants are exercisable over a five-year period and contain a cashless exercise provision. The Company recorded a general and administrative expense of approximately $422,000 during the year ended March 31, 2001 for the estimated fair value of the 100,000 issued and vested warrants. These 100,000 warrants were exercised for cash on August 20, 2003.

      On January 31, 2002, the Company entered into a one year consulting agreement with Yorkshire Capital Limited ("Yorkshire") for services related to identifying investors and raising funds in connection with the February 2002 private placement and assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items. In connection with the closing of the private placement, the Company granted Yorkshire warrants to purchase 360,000 shares of the Company's common stock at prices ranging from $6.00 to $12.00 per share. Warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share vested upon the closing of the private placement. The remaining warrants did not vest and were cancelled. The vested warrant expires on February 14, 2007. The Company may, upon 30 days' notice, redeem vested warrant for $0.10 per share if the Company's Common Stock trades at 200% of the exercise price for 20 consecutive trading days. Yorkshire may exercise the vested warrant during such notice period. In addition, Yorkshire received 60,000 shares of the Company's common stock in consideration for identifying investors and raising funds in connection with the closing of the private placement and a retainer fee of $10,000 per month for consulting services during the term of the agreement.

      In February 2002, the Company, in connection with the Series A Convertible Preferred Stock private placement, issued warrants to purchase 400,250 shares of the Company's common stock at an exercise price of $6.00 per share of common stock to the purchasers of the Series A Convertible Preferred Stock. The warrants expire in February 2007. The warrants are not detachable and the exercise period commences upon the conversion or the redemption of the Series A Convertible Preferred Stock that was concurrently issued to such warrant holder. At any time if the Company's common stock closes at $12.00 per share or above for 20 consecutive trading days, the Company may, upon 20 days' notice, redeem any unexercised portion of any warrants for a redemption fee of $0.10 per share of common stock underlying the warrants. During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series A Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrant by tendering the appropriate exercise price. The warrants contain certain anti-dilution provisions.

      On February 1, 2002, the Company entered into an introductory brokerage agreement with Ace Champion, Ltd. ("Ace") and Pacific Dragon Group, Ltd. ("Pacific Dragon") (collectively, the "Introductory Brokers") for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned February 2002 private placement to the purchaser of the Series B Convertible Preferred Stock (see Note 3). As compensation for such services, Ace and Pacific Dragon received warrants to purchase 100,000 shares and 300,000 shares, respectively, of the Company's common stock at an exercise price of $6.00 per share, subject to certain conditions. The Company may, after February 22, 2003, upon 30 days' notice, redeem any unexercised warrants for $0.10 per share, as defined. The Introductory Brokers may exercise their warrants during the 30-day notice period. The warrants expire on February 22, 2007 and contain certain anti-dilution provisions.

      In September 2002, in connection with the Series B Convertible Preferred Stock private placement offering, the Company issued to the purchaser of the Series B Convertible Preferred Stock warrants to purchase 191,812 shares of the Company's common stock at an exercise price of $6.125 per share of common stock. The warrants expire at various dates in September 2007. The warrant exercise period commenced immediately upon issuance of the warrant. The Company may, upon 20 days' notice, redeem any unexercised portion of any warrants for a redemption fee of $0.10 per share of common stock underlying the warrants. During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series B Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrants by tendering the appropriate exercise price.

      The warrants issued in September 2002 to the holders of the Series B Convertible Preferred Stock were valued using the Black-Scholes option valuation model and the amount recorded of $149,432 was determined by applying the relative fair value method in relation to the estimated fair value of Series B Convertible Preferred Stock resulting in a $149,432 preferred stock deemed dividend calculated in accordance with EITF Issue No. 00-27. The deemed dividend on the Series B Convertible Preferred Stock was charged to deficit accumulated during the development stage immediately upon issuance, as the preferred stock is immediately convertible. The preferred stock deemed dividend of $149,432 was reported as a dividend in determining the net loss attributable to common stockholders in the accompanying condensed consolidated statement of operations for the year ended March 31, 2003.

      On July 16, 2003, the Company entered into an agreement with China Harvest International Ltd. ("China Harvest") for services to be provided to assist the Company in obtaining regulatory approval to conduct clinical trials in China. As consideration for these services, the Company granted China Harvest an immediately exercisable five year warrant to purchase 600,000 shares of common stock from the Company at $6.08 per share. During the year ended March 31, 2004, approximately $2,744,000 was recorded as general and administrative expenses, based on the estimated value of the warrants using the Black-Scholes option valuation model.

      In January 2004, in connection with the Series D Convertible Preferred Stock private placement, the Company issued to the purchasers of Series D Convertible Preferred Stock warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $16.00 per share of common stock. The warrants expire at various dates in January 2009. The warrant exercise period commenced immediately upon issuance of the warrant. The Company may, upon 20 days' notice, redeem any unexercised portion of any warrants for a redemption fee of $0.10 per share of common stock underlying the warrants provided that the closing bid price of the Company's common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to the notice of conversion. During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series D Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrants by tendering the appropriate exercise price.

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

      On July 20, 2004, the Company's board of directors approved a four-year exercise extension to warrants to purchase 225,000 shares of the Company's common stock which were originally issued to RADE Management Corporation ("RADE") on July 24, 1998. The expiration date for these warrants, which have an exercise price of $6.47 per share, was extended from July 24, 2004 to July 24, 2008; the Company therefor recorded a non-cash charge during the year ended March 31, 2005 of $1,032,000, determined using the Black-Scholes option pricing model. Additionally, the Company's board of directors approved a four-year exercise extension to warrants to purchase 750,000 shares of the Company's common stock which were originally issued to RADE on October 12, 1998; the Company therefor recorded a non-cash charge during the year ended March 31, 2005 of $3,498,000, determined using the Black-Scholes option pricing model.. The expiration date for these warrants, which have an exercise price of $6.47 per share, was extended from October 12, 2004 to October 12, 2008.

      In connection with secondary public offering completed on July 30, 2004, the underwriter (Jeffries & Company, Inc.) was granted a warrant to purchase 80,100 shares of common stock at an exercise price of $12.81 per share. The warrant is exercisable for five years from the date of grant and has anti-dilution protection for recapitalizations.

      On March 18, 2005, the Company's board of directors approved an exercise extension from March 21, 2005 to December 23, 2005 on warrants to purchase 125,000 shares of the Company's common stock at $15.00 per share which were originally issued to Fulcrum on March 21, 2003; the Company therefore recorded a non-cash charge during the year ended March 31, 2005 of $300,000, determined using the Black-Scholes option pricing model.

      The activity during the years ended March 31, 2003, 2004 and 2005 for the Company's warrants to purchase shares of common stock is summarized as follows:

                                                                                                              Weighted Average
                                                                Number of Shares     Warrants Price Range      Exercise Price
                                                              -------------------- ------------------------ --------------------

Outstanding as of March 31, 2002                                   2,435,250            $6.00 - 16.00          $        7.52
     Granted                                                         250,977             6.00 - 15.00                   6.64
     Cancelled                                                      (260,000)            9.00 - 12.00                  10.50
                                                              -------------------- ------------------------ --------------------

Outstanding as of March 31, 2003                                   2,426,227             6.00 - 16.00                   7.11
     Granted                                                       1,120,833             6.00 - 16.00                   9.16
     Exercised                                                      (559,350)            6.00 - 16.00                   8.00
                                                              -------------------- ------------------------ --------------------

Outstanding as of March 31, 2004                                   2,987,710             6.00 - 16.00                   7.70
     Granted                                                          80,100             6.00 - 16.00                  12.81
     Cancelled                                                       (75,000)                   16.00                  16.00
     Exercised                                                      (252,400)            6.00 - 16.00                   8.87
                                                              -------------------- ------------------------ --------------------

Outstanding as of March 31, 2005                                   2,740,410            $6.00 - 16.00          $        7.51
                                                              ==================== ======================== ====================

Exercisable as of March 31, 2003                                   2,039,227            $6.00 - 16.00          $        7.32
Exercisable as of March 31, 2004                                   2,977,712             6.00 - 16.00                   7.72
Exercisable as of March 31, 2005                                   2,730,410             6.00 - 16.00                   7.53

      The following table summarizes information about outstanding warrants to purchase shares of the Company's common stock as of March 31, 2005:


        Exercise Price Per Share       Warrants Outstanding     Expiration Date
      -----------------------------  ------------------------  -----------------
            $      6.00                       233,000                2/14/07
                   6.00                       413,500                2/22/07
                   6.00                        10,000                7/31/07
                   6.08                       600,000                7/16/08
                   6.13                       101,310                9/25/07
                   6.13                         2,500               10/28/07
                   6.47                       225,000                7/24/08
                   6.47                       750,000               10/12/08
                  12.81                        80,100                7/30/09
                  15.00                       125,000               12/23/05
                  16.00                       200,000                1/22/09
                                         ----------------
         Total Warrants Outstanding         2,740,410
                                         ================


8.    COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

      The Company earns revenue under various collaborative research agreements. Under the terms of these arrangements, the Company has generally agreed to perform best efforts research and development and, in exchange, the Company may receive advance cash funding, an allowance for management overhead, and may also earn additional fees for the attainment of certain milestones.

      The Company initially acquired its rights to the aromatic cation technology platform developed by a consortium of universities consisting of UNC, Georgia State University, Duke University and Auburn University (the "Scientific Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, UNC and a third-party (to which each of the other members of the Scientific Consortium agreed shortly thereafter to become a party) (the "original licensee"). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Scientific Consortium and previously licensed or optioned to the original licensee and licensed to the Company in accordance with the Consortium Agreement (the "Current Compounds"), and all technology and compounds developed by the Scientific Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Scientific Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

      The Consortium Agreement contemplated that upon the completion of the Company's initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company, with respect to the Current Compounds, and UNC, (on behalf of the Scientific Consortium), with respect to Current Compounds and Future Compounds, would enter into license agreements for the intellectual property rights relating to the Compounds pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

      The Company completed its IPO on April 26, 1999, with gross proceeds in excess of $10,000,000 thereby earning a worldwide license and exclusive rights to commercially use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

      As a result of the closing of the IPO, the Company issued an aggregate of 611,250 shares of common stock, of which 162,500 shares were issued to the Scientific Consortium and 448,750 shares were issued to the original licensee or persons designated by the original licensee.

      As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Scientific Consortium whereby the Company received the exclusive license to commercialize the aromatic cation technology platform and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company's existing license with the Scientific Consortium with regard to the Current Compounds. Also pursuant to the Consortium Agreement, the original licensee transferred to the Company the worldwide license and exclusive right to commercially use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to the third-party.

      The Company was required, under an agreement which has subsequently expired, to make quarterly research grants in the amount of $100,000 to UNC through April 30, 2002. During the year ended March 31, 2003, the Company expensed grant payments to UNC of $100,000. Such payments were expensed as research and development costs. There were no grant payments to UNC during the years ended March 31, 2004 and 2005.

      The Consortium Agreement provides that the Company is required to pay to UNC on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium's aromatic cation technology platform. Each month on behalf of the inventor scientist or university, as the case may be, UNC submits an invoice to the

      Company for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date. The Company is also required to make milestone payments in the form of the issuance of 100,000 shares of its common stock to the Consortium when it files its first initial New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") based on Consortium technology. We are also required to pay to UNC on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and
      (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, the Company is required to negotiate in good faith with UNC (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

      Under the License Agreement, the Company must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as the Company chooses to retain the license to such patents.

      In August 2001, the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Institutes of Health ("NIH") of approximately $144,000 as a three year grant to continue research on "Novel Procedures for Treatment of Opportunistic Infections." During the year ended March 31, 2003, the Company recognized revenues of approximately $70,000 from this grant and expensed payments of approximately $70,000 to UNC and certain other Scientific Consortium universities for contracted research related to this grant. During the years ended March 31, 2004 and 2005, no revenues or expenses were recorded related to this grant.

      In July 2004, the Company was awarded an SBIR grant from the NIH of $107,000 as a grant to research on "Aromatic Dication Prodrugs for CNS Trypanosomiasis." During the year ended March 31, 2005, the Company recognized revenues and expenses of approximately $63,000 from this grant. Approximately $33,000 of these expenses were paid to UNC and other Scientific Consortium universities for contracted research related to this grant.

      During the years ended March 31, 2003, 2004 and 2005, the Company expensed approximately $333,000, $630,000, and $730,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $503,000, $630,000 and $763,000 during the years ended March 31, 2003, 2004 and 2005, respectively. Included in accounts payable as of March 31, 2004 and 2005, was approximately $132,000 and $136,000, respectively, due to UNC and certain other Scientific Consortium universities.

      In November 2000, The Bill & Melinda Gates Foundation ("Gates Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat human Trypanosomiasis (African sleeping sickness) and leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Gates Foundation Grant.

      In April 2003, the Gates Foundation awarded a $2,713,124 supplemental grant to UNC for the expansion of Phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company is to receive, pursuant to the clinical research subcontract with UNC, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000. Grant funds paid in advance of the Company's delivery of services are treated as restricted funds and must be segregated from other funds and used only for the purposes specified. As of March 31, 2005, approximately $11,700,000, relating to the clinical research subcontract, had been received by the Company. The Company and its research partners are working with their funding sources to develop next steps and to increase funding to advance the development of a treatment for African sleeping sickness.

      During the years ended March 31, 2003, 2004 and 2005, the Company received installment payments under this grant of approximately $3,380,000, $1,025,000 and $2,995,000, respectively, and approximately $1,389,000,
      $2,114,000 and $3,592,000 was utilized for clinical and research purposes conducted and expensed during the years ended March 31, 2003, 2004 and 2005, respectively. The Company recognized revenues of approximately $1,389,000, $2,114,000 and $3,592,000 during the years ended March 31,
      2003, 2004 and 2005, respectively, for services performed under the agreement. The remaining amount (approximately $1,465,000 and $869,000 as of March 31, 2004 and 2005, respectively) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

      On May 4, 2001, the Company entered into a four-year subcontract agreement with a research company located in Switzerland for clinical research to be performed for the Company in connection with its subcontract agreement with UNC related to the Gates Foundation grants. The Company recognized expense of approximately $498,000, $425,000 and $898,000 during the years ended March 31, 2003, 2004 and 2005, respectively, related to this agreement.

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

      On November 26, 2003, the Company entered into a testing agreement ("Testing Agreement") with Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC, pursuant to which the Company, with the support of MMV and UNC, is conducting a proof of concept study of the dicationic drug candidate DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malaria drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria.

      Under the terms of the Testing Agreement, MMV has committed to advance funds to Immtech to pay for human clinical trials and regulatory preparation and filing costs for the approvals to market DB289 to treat malaria by at least one internationally accepted regulatory agency and one malaria-endemic country. The funding under the Testing Agreement is for the performance of specific research and is not subject to maximum funding amounts. The term of the funding is three years and is subject to annual renewals. The Company has forecasted such costs to be approximately $8.2 million over the three years. In return for MMV's funding, the Company is required, when selling malaria drugs derived from this research into "malaria-endemic countries," as defined, to sell such drugs at affordable prices. An affordable price is defined in the Testing Agreement to mean a price not to be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. There are no price constraints on product sales into non-malaria-endemic countries. The Company must, however, pay to MMV a royalty not to exceed 7% of net sales, as defined, on product sales into non-malaria-endemic countries, until the amount funded under the Testing Agreement and amounts funded under a related discovery agreement between MMV and UNC is refunded to MMV at face value.

      The Company recognized revenues of approximately $302,000 and $2,275,000 during the years ended March 31, 2004 and 2005, respectively, for expenses incurred related to activities within the scope of the Testing Agreement. At March 31, 2004 and 2005, the Company has approximately $366,000 and $446,000, respectively, recorded as deferred revenue with respect to this agreement.

9.    OTHER COMMITMENTS AND CONTINGENCIES

      Operating Leases - In October 2004, the Company entered into an amendment to the lease of its main office and research facility under an operating lease that requires lease payments starting in March 2005 of approximately $8,200 per month through March 2008 and $8,600 from April 2008 through March 2010. The Company is required to pay certain real estate and occupancy costs. In July 1999, the Company began leasing an additional office facility from RADE, a consultant who previously provided services to the Company, on a month-to-month basis, for approximately $10,100 per month. Total rent expense was approximately $285,000, $310,000 and $305,000 for all leases during the years ended March 31, 2003, 2004, and 2005, respectively.

      As of March 31, 2005, future minimum lease payments required under the aforementioned noncancellable operating leases approximated the following:

                                                  Year Ending
                           March 31,            Lease Payments
                          -----------         ------------------
                             2006             $      98,000
                             2007                    98,000
                             2008                    98,000
                             2009                   103,000
                             2010                    99,000
                                              ------------------
                             Total            $     496,000
                                              ==================

      Other Contingencies - In August 2003 the Company filed a lawsuit against Neurochem, Inc. ("Neurochem") alleging that Neurochem misappropriated the Company's trade secrets by filing a series of patent applications relating to compounds synthesized and developed by the Consortium, with whom Immtech has an exclusive licensing agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat Alzheimer's disease. Pursuant to the terms of the agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech's prior written consent, to immediately advise Immtech if any invention was discovered and to cooperate with Immtech and its counsel in filing any patent applications.

      In its complaint, the Company also alleges, among other things, that Neurochem fraudulently induced the Company into signing the testing agreement, and breached numerous provisions of the testing agreement, thereby blocking the development of the Consortium's compounds for the treatment of Alzheimer's disease. By engaging in these acts, the Company alleges that Neurochem has prevented the public from obtaining the potential benefit of new drugs for the treatment of Alzheimer's disease, which would compete with Neurochem's Alzhemed drug.

      Since the filing of the complaint, Neurochem had aggressively sought to have an International Chamber of Commerce ("ICC") arbitration panel hear this dispute, as opposed to the federal district court in which the action was originally filed. The Company has agreed to have a three member ICC arbitration panel (the "Arbitration Panel") hear and rule on the dispute on the expectation that the Arbitration Panel will reach a more timely and economical resolution. In this regard, the ICC hearing is scheduled from September 7, 2005 through September 16, 2005, and the Company anticipates a resolution of this matter by the end of the calendar year.

      The Company has filed with the Arbitration Panel a document that identifies the issues to be considered and provided a preliminary estimate of $18 to $42 million in damages that it is seeking. Neurochem, Inc. and Neurochem (International) Limited also filed with the Arbitration Panel a document that identified the issues they deem the Arbitration Panel should consider and provided a preliminary estimate of $3.5 million in damages that they are seeking based on their counterclaims.

      Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

      In October 2003, Gerhard Von der Ruhr et al (the "Von der Ruhr Plaintiffs") filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors. The Von der Ruhr Plaintiff's complaint alleged that (i) the Company refused to authorize the Company's transfer agent to remove the restrictive legends from the stock certificates of the Von der Ruhr Plaintiffs, (ii) the Company refused to honor the Von der Ruhr Plaintiffs' exercise of certain stock options and (iii) the Company refused to honor an agreement regarding certain technology. The Von der Ruhr Plaintiffs also allege that certain officers and directors interfered with the Von der Ruhr Plaintiffs' contracts with the Company. The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs. In a filing made in late February, 2005, the Von der Ruhr Plaintiffs specified damages of approximately $44.5 million in damages, which includes $42 million related to the alleged technology agreement claim, which the Company believes is meritless. The Company has filed a motion for summary judgment with the Court seeking to have several of the counts of the complaint, including the one related to the alleged technology agreement, dismissed and will continue to vigorously defend against this proceeding.

      The Company is involved in various other claims and litigation incidental to its operations. In the opinion of management, ultimate resolution of these actions and those above will not have a material effect on the Company's financial statements and, therefore, has not recoded any reserve.

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

11.   SUPPLEMENTAL CASH FLOW INFORMATION

      The Company did not pay any income taxes or interest during the years ended March 31, 2003, 2004 and 2005.

Non-Cash Transactions

      During the years ended March 31, 2003, 2004 and 2005, the Company issued common stock, common stock options and warrants or modified existing arrangements as compensation for services and also engaged in certain other non-cash investing and financing activities. The amounts of these transactions are summarized as follows:

                                                                                              Year Ended March 31,
                                                                              ------------------------------------------------------
                                                                                  2003                 2004                 2005
                                                                              ---------------  --------------------  ---------------
Expense related to issuance of common stock to
   nonemployees as compensation for services                                  $    982,390         $  3,891,608
Expense related to issuance of common stock options
   as compensation for services                                                    243,150              267,500         $    335,412
Expense related to issuance/extension of warrants to
   purchase common stock as compensation for services                               51,835            3,342,244            4,841,245
Issuance of common stock for offering costs                                                           1,397,000
Convertible preferred stock dividends recorded                                     302,437              432,713              579,816
Issuance of common stock as payment of convertible
   preferred stock dividends                                                       161,113              330,640              508,362
Issuance of common stock for conversions of
   convertible preferred stock                                                     953,043            3,850,205            1,839,971
Exchange of ownership interests:
  Value of land-use rights exchanged
    Land-use rights                                                                                  (3,443,867)
    Minority interest                                                                                   296,193
  Value of land-use rights acquired                                                                   3,547,674
Issuance of common stock for acquisition of leasehold
   improvements:

  Fair value of land-use rights acquired                                         3,501,522
  Less:  Minority interest                                                        (296,193)
          Cash paid for acquisition costs                                         (204,924)
          Increase in accounts payable for
            acquisition costs                                                       (1,605)
                                                                              ------------
Issuance of common stock for acquisition of leasehold improvements            $  2,998,800
                                                                              ------------


Subsequent Events


      The Company received on April 25, 2005 an advance payment of $1,000,000, aggregating to approximately $4,023,000 to date, for the advancement of clinical trials of DB289 in the treatment of malaria. The funds were received from The Medicines for Malaria Venture ("MMV") pursuant to a Testing Agreement dated November 26, 2003 among the Company, MMV and The University of North Carolina at Chapel Hill.

                                   * * * * * *