Form 10-Q
period 2005-06-30
IMMTECH INTERNATIONAL INC
filed 2005-08-05
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005.

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

           150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061
    -----------------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)

             Registrant's telephone number:  (847) 573-0033

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes|X| No|_|

As of August 4, 2005, 11,524,697 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                Table Of Contents

                                                                         Page(s)


PART I      FINANCIAL INFORMATION............................................2

Item 1        Condensed Consolidated Financial Statements....................2
Item 2        Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................17
Item 3        Quantitative and Qualitative Disclosures about Market Risk....20
Item 4        Controls and Procedures.......................................21


PART II     OTHER INFORMATION...............................................21

Item 1        Legal Proceedings.............................................21
Item 2        Unregistered Sales of Equity Securities and Use of Proceeds...22
Item 3        Defaults Upon Senior Securities...............................23
Item 4        Submission of Matters to a Vote of Security Holders...........23
Item 5        Other Information.............................................24
Item 6        Exhibits, and Reports on Form 8-K.............................24

                         PART I. FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements.
IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS                                                                                June 30, 2005    March 31, 2005

CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 5,753,715       $ 9,471,694
  Restricted funds on deposit                                                             1,756,165         2,044,079
  Other current assets                                                                      411,105            88,103
                                                                                      -------------    --------------

           Total current assets                                                           7,920,985        11,603,876

PROPERTY AND EQUIPMENT - Net                                                              3,641,253         3,655,604

OTHER ASSETS                                                                                 16,466            16,594
                                                                                      -------------    --------------

TOTAL                                                                                   $11,578,704       $15,276,074
                                                                                      =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                      $ 1,230,516       $ 2,046,620
  Accrued expenses                                                                        1,160,141           173,699
  Deferred revenue                                                                          836,206         1,314,786
                                                                                      -------------    --------------

           Total current liabilities                                                      3,226,863         3,535,105

           Total liabilities                                                              3,226,863         3,535,105
                                                                                      -------------    --------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,080,000 shares authorized and unissued as of June 30, 2005 and March 31, 2005
  Series A convertible preferred stock, par value $0.01 per share, stated value $25 per share, 320,000 shares authorized,
    60,400 shares outstanding as of June 30, 2005 and
    March 31, 2005; aggregate liquidation
    preference of $1,528,578 as of June 30, 2005                                          1,528,578         1,551,165
  Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized,
    19,925 shares outstanding as of June 30, 2005 and March 31, 2005;
    aggregate liquidation preference of $506,158 as of June 30, 2005                        506,158           516,093
  Series C convertible preferred stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 51,336 and
    60,452 shares outstanding as of June 30, 2005 and March 31, 2005, respectively;
    aggregate liquidation preference of  $1,304,387 as of June 30, 2005                   1,304,387         1,566,976
  Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 160,280 shares outstanding as of June 30, 2005 and March 31, 2005;
    aggregate liquidation preference of $4,057,717 as of June 30, 2005                    4,057,717         4,117,657
  Common stock, par value $0.01 per share, 100,000,000 shares authorized, 11,417,527 and 11,332,366 shares issued and outstanding
    as of June 30, 2005 and March 31, 2005, respectively                                    114,176           113,324
  Additional paid-in capital                                                             76,977,338        76,428,132
  Deficit accumulated during the developmental stage                                    (76,136,513)      (72,552,378)
                                                                                      -------------    --------------

           Total stockholders' equity                                                     8,351,841        11,740,969
                                                                                      -------------    --------------

TOTAL                                                                                   $11,578,704       $15,276,074
                                                                                      =============    ==============

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Month Period Ended   October 15, 1984
                                                                    June 30,            (Inception) to
                                                          ---------------------------       June 30,
                                                              2005            2004           2005

REVENUES                                                   $ 1,478,580    $   857,612    $ 18,668,278
                                                          ------------    -----------    ------------

EXPENSES:
  Research and development                                   2,269,207      1,086,216      43,942,577
  General and administrative                                 2,732,273      1,428,754      47,984,055
  Equity in loss of joint venture                                                             135,002
                                                          ------------    -----------    ------------
           Total expenses                                    5,001,480      2,514,970      92,061,634
                                                          ------------    -----------    ------------
LOSS FROM OPERATIONS                                        (3,522,900)    (1,657,358)    (73,393,356)
                                                          ------------    -----------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                               57,587          9,066         791,049
  Interest expense                                                                         (1,129,502)
  Loss on sales of investment securities - net                                                 (2,942)
  Cancelled offering costs                                                                   (584,707)
  Gain on extinguishment of debt                                                            1,427,765
                                                          ------------    -----------    ------------
           Other income (expense) - net                         57,587          9,066         501,663
                                                          ------------    -----------    ------------
NET LOSS                                                    (3,465,313)    (1,648,292)    (72,891,693)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
  PREFERRED STOCK PREMIUM DEEMED DIVIDENDS                    (118,822)      (148,842)     (5,614,719)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                                2,369,899
                                                          ------------    -----------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS               $(3,584,135)   $(1,797,134)   $(76,136,513)
                                                          ============    ===========    ============

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
    TO COMMON STOCKHOLDERS:
  Net loss                                                      $(0.30)        $(0.17)
  Convertible preferred stock dividends and convertible
    preferred stock premium deemed dividends                     (0.01)         (0.02)
                                                          ------------    -----------
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                                   $     (0.31)   $     (0.19)
                                                          ============    ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                      11,390,899      9,882,051
                                                          ============    ===========

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       Three Month Period Ended   October 15, 1984
                                                                                               June 30,           (Inception) to
                                                                                      -------------------------       June 30,
                                                                                          2005          2004           2005

OPERATING ACTIVITIES:
  Net loss                                                                            $(3,465,313)  $(1,648,292)   $(72,891,693)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
   Compensation recorded related to issuance of common stock,
      common stock options and warrants                                                    37,281       294,151      27,575,263
    Depreciation and amortization of property and equipment                                38,322        30,310         919,469
    Deferred rental obligation                                                                           (1,592)
    Equity in loss of joint venture                                                                                     135,002
    Loss on sales of investment securities - net                                                                          2,942
    Amortization of debt discounts and issuance costs                                                                   134,503
    Gain on extinguishment of debt                                                                                   (1,427,765)
    Changes in assets and liabilities:
      Other current assets                                                               (323,002)     (264,918)       (411,105)
      Other assets                                                                                          128         (16,466)
      Accounts payable                                                                   (816,104)     (510,781)      1,558,051
      Accrued expenses                                                                    986,442        86,717       1,823,154
      Deferred revenue                                                                   (478,580)     (857,611)        836,206
                                                                                      -----------   -----------    ------------
           Net cash used in operating activities                                       (4,020,826)   (2,872,016)    (41,762,439)
                                                                                      -----------   -----------    ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      (23,971)       (7,557)     (1,533,792)
  Restricted funds on deposit                                                             287,914       982,969      (1,756,165)
  Advances to joint venture                                                                                            (135,002)
  Proceeds from maturities of investment securities                                                                   1,800,527
  Purchases of investment securities                                                                                 (1,803,469)
                                                                                      -----------   -----------    ------------
           Net cash (used in) provided by investing activities                            263,943       975,412      (3,427,901)
                                                                                      -----------   -----------    ------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                                             985,172
  Proceeds from issuance of notes payable                                                                             2,645,194
  Principal payments on notes payable                                                                                  (218,119)
  Payments for debt issuance costs                                                                                      (53,669)
  Payments for extinguishment of debt                                                                                  (203,450)
  Net proceeds from issuance of redeemable preferred stock                                                            3,330,000
  Net proceeds from issuance of convertible preferred stock and warrants                                             13,124,364
  Payments of dividends on convertible preferred stock and for fractional shares of
    common stock resulting from the conversions of convertible preferred stock               (537)       (1,337)         (4,102)
  Net proceeds from issuance of common stock                                               39,441        45,980      31,093,106

  Additional capital contributed by stockholders                                                                        245,559
                                                                                      -----------   -----------    ------------
           Net cash (used in) provided by financing activities                             38,904        44,643      50,944,055
                                                                                      -----------   -----------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (3,717,979)   (1,851,961)      5,753,715

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          9,471,694     6,745,283              --
                                                                                      -----------   -----------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 5,753,715   $ 4,893,322    $  5,753,715
                                                                                      ===========   ===========    ============
NON-CASH FINANCING ACTIVITY - DEFERRED OFFERING
      COSTS FINANCED WITH ACCOUNTS PAYABLE                                                          $    49,821

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by Immtech International, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech International, Inc. (a development stage enterprise) and its subsidiaries (the "Company") are pharmaceutical companies advancing the development and commercialization of oral drugs to treat infectious diseases and extending its proprietary aromatic cation technology platform to the treatment of cancer, diabetes and other diseases. The Company has advanced clinical programs that include new treatments for malaria, Pneumocystis pneumonia ("PCP") and African sleeping sickness (trypanosomiasis), and drug development programs for fungal infections and tuberculosis. The Company has worldwide licensing and exclusive commercialization rights to an aromatic cationic pharmaceutical technology platform and is developing drugs intended for commercial use based on that technology. The Company's development programs include treatments for malaria, fungal infections, tuberculosis, PCP and tropical diseases, including African sleeping sickness (trypanosomiasis).

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

      Since inception, the Company has incurred accumulated net losses of approximately $72,892,000. Management expects the Company will continue to incur additional losses during the next several years as the Company continues research and development activities and clinical trial and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's continued research will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require additional funds to commercialize its product candidates. The Company's cash requirements may vary materially from those now planned because of the results of research and development, results of pre-clinical and clinical testing, responses to grant requests, relationships with strategic partners, changes in the focus and direction in research and development programs, competitive and technological advances, the regulatory process and other factors. Changes in circumstances in any of the above areas may require the Company to allocate more funds than are currently available or than management intends to raise.

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

      Principles of Consolidation - The consolidated financial statements include the accounts of Immtech International, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

      Restricted Funds on Deposit - Restricted funds on deposit consist of cash in two accounts on deposit at banks which are restricted for use in accordance with (i) a clinical research subcontract agreement with UNC and
      (ii) a malaria drug development agreement with The Medicines for Malaria Venture ("MMV").

      Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specified limits. Balances in excess of FDIC limits are uninsured.

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of June 30, 2005 and March 31, 2005, according to NextEra's disclosure the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of June 30, 2005 and March 31, 2005. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guaranties to NextEra.

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

      Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) and diluted net income
      (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three month periods ended June 30, 2005 and June 30, 2004, as none of the Company's outstanding common stock options, warrants and the conversion features of Series A, B, C and D Convertible Preferred Stock were dilutive.

      Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three month periods ended June 30, 2005 and 2004, respectively.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

3.    STOCKHOLDERS' EQUITY

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

      Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $18,578 and $41,166 of accrued preferred stock dividends at June 30, 2005 and March 31, 2005, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain adjustments, as defined in the Series A Certificate of Designation. On April 15, 2005, the Company issued 3,469 shares of common stock and paid $117 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 2,961 shares of common stock and paid $352 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended June 30, 2005 there were no conversions while for the three month period ended June 30, 2004, certain preferred stockholders converted 400 shares of Series A Convertible Preferred Stock, including accrued dividends, for 2,264 shares of common stock.

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

      110% of the Liquidation Price by the Conversion Price A. The Conversion Price A is subject to certain adjustments, as defined in the Series A Certificate of Designation.

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

      Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $8,033 and $17,968 of accrued preferred stock dividends as of June 30, 2005 and March 31, 2005, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain adjustments, as defined in the Series B Certificate of Designation. On April 15, 2005, the Company issued 1,526 shares of common stock and paid $49 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 974 shares of common stock and paid $107 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended June 30, 2005 and 2004, there were no conversions.

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

      Series C Convertible Preferred Stock - On June 6, 2003, we filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $20,987 and $55,676 of accrued preferred stock dividends as of June 30, 2005 and March 31, 2005, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain adjustments, as defined in the Series C Certificate of Designation. On April 15, 2005, the Company issued 4,625 shares of common stock and paid $212 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 3,534 shares of common stock and paid $397 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended June 30, 2005 and 2004, certain preferred stockholders converted 9,116 and 5,052 shares of Series C Convertible Preferred stock, including accrued dividends, for 51,622 and 28,575 shares of common stock, respectively.

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

      Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $50,717 and $110,657 of accrued preferred stock dividends as of June 30, 2005 and March 31, 2005, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain adjustments, as defined in the Series D Certificate of Designation. On April 15, 2005, the Company issued 9,219 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 3,340 shares of common stock and paid $447 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended June 30, 2005 and 2004, there were no conversions.

      The Company may at any time, require that any or all outstanding shares of Series D Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series D Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series D Convertible Preferred Stock upon a mandatory conversion by us is determined by (i) dividing the Liquidation Price by the Conversion Price D provided that the closing bid price for the Company's common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price D. The Conversion Price D is subject to certain adjustments, as defined in the Certificate of Designation.

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

      Common Stock Options - At the stockholders' meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. During the three month period ended June 30, 2005, 42,750 options previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued. No options expired in the three month period ended June 30, 2004. As of June 30, 2005, there were a total of 1,062,000 shares available for grant.

      The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three month period ended June 30, 2005, the Company issued 30,000 options to purchase shares of common stock to certain new employees while for the three month period ended June 30, 2004 no options were issued to any employees or directors. During the three month period ended June 30, 2005, 10,900 non compensatory options were exercised with an exercise price of $2.55, while for the three month period ended June 30, 2004 no non-compensatory options were exercised.

      Compensatory Options Granted - During the three month period ended June 30, 2005 the Company issued no options to non-employees and recognized expense of approximately $11,000, related to certain options issued during prior years which vest over a four year service period, while for the three month period ended June 30, 2004, the Company issued options to purchase 20,000 shares of common stock to non-employees and recognized expense of approximately $283,000, related to these options and certain options issued during prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued using the Black-Scholes option valuation model.

      On May 28, 2004, options to purchase 18,517 shares with an exercise price of $0.4649 per share were exercised on a cashless basis. Based on the fair market value calculated as of the date of exercise, the option holder received 18,000 shares of common stock.

      The 20,000 stock options issued during the three month period ended June 30, 2004 were granted to a consultant on May 12, 2004 as compensation for services to develop relationships with Tsinghua University. Tsinghua University committed resources from its Department of Biological Sciences and Biotechnology to assist the Company in pre-clinical and clinical trials of the Company's drug candidates targeting tuberculosis and diabetes in China.

      Warrants - During the three month period ended June 30, 2005, warrants to purchase 1,800 shares of common stock were exercised, resulting in proceeds to the Company of $11,646 while for the three month period ended June 30, 2004, warrants to purchase 6,000 shares of common stock were exercised, resulting in proceeds to the Company of $45,980. Additionally, on May 11, 2004, a warrant holder exercised a warrant to purchase 21,400 shares of common stock at an exercise price of $16.00 per share on a cashless basis. Based on the fair market value calculated as of the date of exercise, the warrant holder received 4,390 shares of common stock.

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

      During the three month period ended June 30, 2005, the Company issued options to purchase 30,000 shares of common stock to certain new employees while for the three month period ended June 30, 2004, no options were issued to employees or directors. If the Company had recognized compensation expense for the options granted and or vesting during the three month period ended June 30, 2005 and 2004, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                          Three Months Ended June 30,
                                                                          ---------------------------
                                                                              2005           2004
            Net loss attributable to common shareholders - as reported    $(3,584,135)   $(1,797,134)

            Add:  stock-based compensation expense included in reported
              net loss                                                              0              0

            Deduct:  total stock-based compensation expense determined
              under fair value method for all awards                       (1,022,828)      (702,950)
                                                                          -----------    -----------

            Net loss attributable to common stockholders - pro forma      $(4,606,963)   $(2,500,084)
                                                                          ===========    ===========

            Basic and diluted net loss per share attributable to common
              stockholders - as reported                                  $     (0.31)   $     (0.19)
                                                                          ===========    ===========

            Basic and diluted net loss per share attributable to common
              stockholders - pro forma                                    $     (0.40)   $     (0.25)
                                                                          ===========    ===========


4.    COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

      The Company earns revenue under various collaborative research agreements. Under the terms of these arrangements, the Company generally has agreed to perform best efforts research and development and, in exchange, the Company may receive advanced cash funding, an allowance for management overhead, and may also earn additional fees for the attainment of certain milestones.

      The Company initially acquired its rights to the aromatic cation technology platform developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Georgia State University, Duke University and Auburn University (the "Scientific Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, UNC and a third-party (to which each of the other members of the Scientific Consortium agreed shortly thereafter to become a party) (the "original licensee"). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Scientific Consortium and previously licensed or optioned to the original licensee and licensed to the Company in accordance with the Consortium Agreement (the "Current Compounds"), and all technology and compounds developed by the Scientific Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Scientific Consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

      The Consortium Agreement contemplated that upon the completion of our initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company, with respect to the Current Compounds, and UNC, (on behalf of the Scientific

      Consortium), with respect to Current Compounds and Future Compounds, would enter into license agreements for the intellectual property rights relating to the Compounds pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

      The Company completed an IPO on April 26, 1999, with gross proceeds in excess of $10,000,000 thereby earning a worldwide license and exclusive rights to commercially use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Current Compounds and Future Compounds.

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

      During the three month periods ended June 30, 2005 and 2004, the Company expensed approximately $211,000 and $98,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately

      $211,000 and $98,000 during the three month periods ended June 30, 2005 and 2004, respectively. Included in accounts payable as of June 30, 2005 and March 31, 2005, were approximately $81,000, and $136,000, respectively, due to UNC and certain other Scientific Consortium universities.

      In July 2004, the Company was awarded an SBIR grant from the NIH of $107,000 as a grant to research on "Aromatic Dication Prodrugs for CNS Trypanosomiasis." During the three month period ended June 30, 2005, the Company recognized no revenues and no expenses from this grant.

      In November 2000, a philanthropic foundation (the "Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and leishmaniasis. On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company is to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Foundation Grant.

      In April 2003, the Foundation awarded a $2,713,124 supplemental grant to UNC for the expansion of phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company is to receive and has received, pursuant to the clinical research subcontract with UNC, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000. The proceeds to the Company are restricted and must be segregated from other funds and used for specific purposes. The Company and its research partners are working with their funding sources to develop next steps and to increase funding to advance the development of a treatment for African sleeping sickness.

      During the three month period ended June 30, 2005, approximately $852,000 and $646,000 was utilized for clinical and research purposes conducted and expensed during the three month periods ended June 30, 2005 and 2004, respectively. The Company has recognized revenues of approximately $852,000 and $646,000 during the three month periods ended June 30, 2005 and 2004, respectively. The remaining amount (approximately $17,000 as of June 30, 2005) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

      On May 4, 2001, the Company entered into a four-year subcontract agreement with a research company located in Switzerland for clinical research to be performed for the Company in connection with its subcontract agreement with UNC related to the Foundation grants. The Company recognized expense of approximately $310,000 and $0 during the three month periods ended June 30, 2005 and 2004, respectively, related to this agreement.

      On November 26, 2003, the Company entered into a testing agreement ("Testing Agreement") with The Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC, pursuant to which the Company, with the support of MMV and UNC, is conducting a proof of concept study of the dicationic drug candidate DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malaria drugs, with the goal of obtaining marketing approval of a product for the treatment of malaria.

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

      The Company recognized revenues of approximately $627,000 and $211,000 during the three month periods ended June 30, 2005 and 2004, respectively, for expenses incurred related to activities within the scope of the Testing Agreement. The Company received $1,000,000 during the three month period ended June 30, 2005, aggregating to approximately $4,023,000 to date under the Testing Agreement. At June 30, 2005, the Company has approximately $819,000 recorded as deferred revenue with respect to this agreement.

5.    SUBSEQUENT EVENT

      In connection with services rendered to us, effective July 13, 2005, we issued to an investment bank and two of its affiliates, warrants to purchase 100,000 shares of our common stock. The warrants are exercisable at $13.11 per share (the exercise price was set by calculating a 15% premium over our common stock volume weighted average price for the 10 day period immediately preceding July 12, 2005). The warrants are exercisable beginning on July 13, 2006 through July 12, 2010. The Company may redeem any outstanding warrants, at $0.01 per share underlying each warrant, upon 30 day prior notice if at any time prior to the expiration of the warrant the market closing price of the Company's common stock meets or exceeds $26.22 for 20 consecutive trading days. The warrant holder may exercise the warrant, pursuant to its terms, during the 30 day notice period.


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

Results of Operations
---------------------

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to June 30, 2005, we incurred cumulative net losses of approximately $72,892,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

      o payments from foundations and other collaborators under arrangements that may be entered into in the future;

      o grants from the United States government and other governments and entities; and

      o     the issuance of securities or borrowing of funds.

The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Three Month Period Ended June 30, 2005 Compared with the Three Month Period Ended June 30, 2004.

Revenues under collaborative research and development agreements were approximately $1,479,000 and $858,000 for the three month periods ended June 30, 2005 and June 30, 2004, respectively. For the three month period ended June 30, 2005, we recognized revenues of approximately $852,000 related to a clinical research subcontract agreement between us and The University of North Carolina at Chapel Hill ("UNC") and $627,000 related to a grant from Medicines for Malaria Venture ("MMV") to fund clinical studies and licensure of DB289 for treatment of malaria, while for the three month period ended June 30, 2004, revenues recognized of approximately $646,000 related to the abovementioned UNC clinical research subcontract and $212,000 related to the abovementioned MMV grant for treatment of malaria.

The clinical research subcontract agreement initiated in March 2001 relates to a grant from a philanthropic foundation (the "Foundation") to UNC to develop new drugs to treat trypanosomiasis (African sleeping sickness) and leishmaniasis. MMV also receives funding from the Foundation. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the three month period ended June 30, 2005 was approximately $58,000. Interest income during the three month period ended June 30, 2004 was approximately $9,000. The increase is primarily due to an increase in funds invested from the prior corresponding quarter. There were no interest expenses during the three month periods ended June 30, 2005 and June 30, 2004.

Research and development expenses increased to approximately $2,269,000 from $1,086,000 for the three month periods ended June 30, 2005 and June 30, 2004, respectively. Expenses relating to the MMV testing agreement and the UNC subcontract, respectively, increased from approximately $211,000 and $644,000 in the three month period ended June 30, 2004 to approximately $624,000 and $849,000 in the three month period ended June 30, 2005. Additionally, contract services relating to trials for treatment of Pneumocystis pneumonia increased from approximately $31,000 to approximately $385,000 in the same periods. Other research and development expenses increased approximately $211,000 from the three month period ended June 30, 2004 to the three month period ended June 30, 2005.

General and administrative expenses increased to approximately $2,732,000 from approximately $1,429,000 during the three month periods ended June 30, 2005, and June 30, 2004, respectively. The increase was largely due to increased legal fees, primarily concerning ongoing legal proceedings with Neurochem (see Part II, Item 1), which increased from approximately $345,000 in the three month period ended June 30, 2004, to approximately $1,400,000 in the three month period ended June 30, 2005. The increase in legal fees for the Neurochem proceeding related to preparation for a hearing scheduled in September 2005. Each of patent fees and public relations related fees increased from approximately $74,000 and $18,000 to approximately $165,000 and $108,000 over the same periods. Due to new hires, payroll and related costs increased from approximately $194,000 in the three month period ended June 30, 2004 to approximately $391,000 in the three month period ended June 30, 2005. Non-cash general and administrative expenses decreased from approximately $243,000 in the three month period ended June 30, 2004 to approximately $26,000 in the three month period ended June 30, 2005. Other general and administrative costs increased by approximately $87,000 over the same periods.

Our net loss increased to approximately $3,465,000 from approximately $1,648,000 during the three month periods ended June 30, 2005 and June 30, 2004, respectively. The increase was primarily attributable to increases in research and development costs and general and administrative expenses, including legal expenses, noted above.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2005, cash and cash equivalents, substantially all of which were invested in a money market mutual fund, were approximately $5,754,000.

We spent approximately $24,000 on equipment purchases during the three month period ended June 30, 2005, compared to $8,000 for equipment expenditures during the same period in the previous year. No significant purchases of equipment are anticipated by us during the year ending March 31, 2006.

We periodically receive cash from the exercise of common stock options and warrants. During the three month period ended June 30, 2005, we received approximately $28,000 from the exercise of options. Warrant holders exercised warrants to purchase 1,800 shares of common stock resulting in gross proceeds to us of approximately $12,000. (See "Changes in Securities and Use of Proceeds - Recent Sales of Unregistered Securities" below).

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through August 2006, although there can be no assurance we will not require additional funds.

Through June 30, 2005, we financed our operations with:

      o proceeds from various private placements of debt, net of repayments, and equity securities, an initial public offering, and other cash contributed from stockholders, which in the aggregate raised approximately $50,944,000;

      o payments from research and testing agreements, foundation grants and SBIR grants and STTR grants of approximately $18,668,000; and

      o     the use of stock, options and warrants in lieu of cash compensation.

Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conduct of human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to an agreement, dated January 15, 1997, (the "Consortium Agreement"), among us and UNC (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium, and general and administrative expenses. Over the next several years we expect to incur additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

Our future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), pre-clinical testing and human clinical trials, achievement of regulatory milestones, third party collaborators fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the engagement or development of manufacturing capabilities including the build-out of our subsidiary's facility in China, our ability to maintain existing and to establish new collaborative arrangements with others to provide funding to support these activities, and other factors. In any event, we will require additional funds in addition to our existing resources to develop product candidates and to otherwise meet our business objectives.

Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to create joint ventures, obtain additional grants and to develop and enter into research, development and/or commercialization agreements with others. Subject to management's strategic development plan, we may consider raising additional capital through equity or debt issuance.

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

      Item 4. Controls and Procedures.

Disclosures and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures, which took place as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Changes in Internal Controls

We have not made any material changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

      Item 1. Legal Proceedings.

Immtech International, Inc., et al. v. Neurochem, Inc., et al.

On August 12, 2003, the Company filed a lawsuit against Neurochem, Inc. ("Neurochem") alleging, among other things, that Neurochem had misappropriated the Company's trade secrets by filing a series of patent applications in June 2002, September 2002, December 2002 and March 2003 relating to compounds synthesized and developed by the Consortium, with whom Immtech has an exclusive licensing agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement entered into in April 2002, under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat

Alzheimer's disease. Pursuant to the terms of the agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech's prior written consent, to immediately advise Immtech if any invention was discovered and to cooperate with Immtech and its counsel in filing any patent applications.

In its complaint, the Company also alleged, among other things, that Neurochem fraudulently induced the Company into signing the testing agreement, and breached numerous provisions of the testing agreement, thereby causing harm to Immtech and blocking the development of the Consortium's compounds for the treatment of Alzheimer's disease. By engaging in these acts, the Company alleged, among other things, that Neurochem has prevented the public from obtaining the potential benefit of new drugs for the treatment of Alzheimer's disease, which would compete with Neurochem's Alzhemed drug.

Since the filing of the complaint, Neurochem had aggressively sought to have an International Chamber of Commerce ("ICC") arbitration panel hear this dispute, as opposed to the federal district court in which the action was originally filed. The Company agreed to have a three member ICC arbitration panel (the "Arbitration Panel") hear and rule on the dispute on the expectation that the Arbitration Panel will reach a more timely and economical resolution. In this regard, the ICC hearing is scheduled from September 7, 2005 through September 16, 2005, and the Company anticipates a resolution of this matter by the end of the calendar year.

The Company recently filed witness statements with the Arbitration Panel, which set forth information and statements that the Company intends to rely on at the hearing in support of its case. In addition, the Company recently filed expert reports, which set forth, among other things, a range of monetary damages based on different scenarios of between $14 million and $50 million, without regard to punitive damages. Neurochem, Inc. and Neurochem (International) Limited have also filed with the Arbitration Panel documents claiming damages of at least $3.5 million based on their counterclaims.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

The parties in this action completed discovery in April 2005, and the Company filed a motion for summary judgment on three of the five counts alleged in the plaintiff's Amended Complaint. A trial on the remaining counts is expected to be scheduled after the Court rules on the Company's motion for summary judgment described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.
----------------------------------------

Common Stock.
-------------

Option Exercise

On April 19, 2005, options to purchase 900 shares with an exercise price of $2.55 per share were exercised. On May 12, 2005, options to purchase 10,000 shares with an exercise price of $2.55 per share were exercised.

Conversion of Preferred Stock to Common Stock.

Series C Stock
--------------

On April 22, 2005, holders of Series C Convertible Preferred Stock, $0.01 par value ("Series C Stock") converted 8,000 shares of Series C Stock into 45,273 shares of our common stock. On June 28, 2005, a holder of Series C Convertible Preferred Stock, $0.01 par value ("Series C Stock") converted 1,116 shares of Series C Stock into 6,349 shares of our common stock.

Preferred Stock Dividend Payment.

On April 15, 2005, we issued 18,839 shares of common stock as payment of a dividend earned on outstanding preferred stock to the holders thereof: holders of Series A Stock earned 3,469 shares of common stock on 60,400 outstanding shares; holders of Series B Stock earned 1,526 shares of common stock on 19,925 outstanding shares; holders of Series C Stock earned 4,625 shares of common stock on 60,452 outstanding shares; and holders of Series D Stock earned 9,219 shares of common stock on 160,280 outstanding shares. We also paid holders of our outstanding preferred stock $513 in cash in lieu of fractional shares.

Warrants - Exercises
--------------------

On May 12, 2005 a warrant holder exercised a warrant to purchase 1,800 shares of our common stock at an exercise price of $6.47 per share; we received $11,646.

Warrants - Issuance
-------------------

In connection with services rendered to us, effective as of July 13, 2005, we issued to an investment bank and two of its affiliates warrants to purchase 100,000 shares of our common stock. The warrants are exercisable at $13.11 per share (the exercise price was set by calculating a 15% premium over our common stock volume weighted average price for the 10 days immediately preceding July 12, 2005). The warrants' are exercisable beginning on July 13, 2006 through July 12, 2010. The Company may redeem any outstanding warrants, at $0.01 per share underlying each warrant, upon 30 day notice if at any time prior to the expiration of the warrant the market closing price of the Company's common stock meets or exceeds $26.22 for 20 consecutive trading days, unless the warrant holder exercises the warrant, pursuant to its terms, during the 30 day notice period.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On August 5, 2005, we disseminated a press release containing financial and other information excerpted from the unaudited financial statements contained herein and elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits, and Reports on Form 8-K.

Exhibits
--------

See Exhibit Index.

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


                                   IMMTECH INTERNATIONAL, INC.



Date:  August 5, 2005              By: /s/ T. Stephen Thompson
                                      ------------------------------------------
                                       T. Stephen Thompson
                                       President and Chief Executive Officer



Date:  August 5, 2005              By: /s/ Gary C. Parks
                                      ------------------------------------------
                                       Gary C. Parks
                                       Treasurer, Secretary and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)