Form 10-Q
period 2005-09-30
IMMTECH INTERNATIONAL INC
filed 2005-11-09
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.



                        Commission file number: 000-25669

                           IMMTECH INTERNATIONAL, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  39-1523370
---------------------------------------       ----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification No.)

         150 Fairway Drive, Suite 150, Vernon Hills, Illinois     60061
      --------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)


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

As of November 7, 2005, 11,673,187 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                Table Of Contents

                                                                         Page(s)


PART I.    FINANCIAL INFORMATION...............................................1

Item 1.    Condensed Consolidated Financial Statements.........................1
Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................19
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........24
Item 4.    Controls and Procedures............................................24


PART II.   OTHER INFORMATION..................................................25

Item 1.    Legal Proceedings..................................................25
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........25
Item 3.    Defaults Upon Senior Securities....................................26
Item 4.    Submission of Matters to a Vote of Security Holders................26
Item 5.    Other Information..................................................27
Item 6.    Exhibits, and Reports on Form 8-K..................................27

                         PART I. FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                 September 30,       March 31,
ASSETS                                                                                               2005               2005

CURRENT ASSETS:
  Cash and cash equivalents                                                                       $ 3,133,921        $ 9,471,694
  Restricted funds on deposit                                                                         603,911          2,044,079
  Other current assets                                                                                329,466             88,103
                                                                                                     --------            -------

           Total current assets                                                                     4,067,298         11,603,876

PROPERTY AND EQUIPMENT - Net                                                                        3,628,154          3,655,604

OTHER ASSETS                                                                                           16,259             16,594
                                                                                                      -------            -------

TOTAL                                                                                             $ 7,711,711       $ 15,276,074
                                                                                                 ============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                $ 3,725,632        $ 2,046,620
  Accrued expenses                                                                                    664,361            173,699
  Deferred revenue                                                                                                     1,314,786
                                                                                                                      ----------

           Total current liabilities                                                                4,389,993          3,535,105

           Total liabilities                                                                        4,389,993          3,535,105
                                                                                                   ----------         ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 4,080,000 shares authorized and unissued as of September 30, 2005 and March 31, 2005.
  Series A convertible preferred stock, par value $0.01 per share, stated value
    $25 per share, 320,000 shares authorized, 58,400 and 60,400 shares outstanding as of September 30, 2005 and March 31, 2005, respectively;
    aggregate liquidation preference of $1,500,025 as of September 30, 2005.                        1,500,025          1,551,165
  Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 18,725 and 19,925 shares outstanding as of September 30, 2005 and
    March 31, 2005, respectively; aggregate liquidation
    preference of $485,091 as of September 30, 2005.                                                  485,091            516,093
  Series C convertible preferred stock, par value $0.01 per share, stated value
    $25 per share, 160,000 shares authorized, 46,536 and 60,452 shares outstanding as of September 30, 2005 and
    March 31, 2005, respectively; aggregate liquidation
    preference of $1,205,821 as of September 30, 2005.                                              1,205,821          1,566,976
  Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized,
    117,200 and 160,280 shares outstanding as of September 30, 2005 and March 31, 2004;
    March 31, 2005, respectively; aggregate liquidation
    preference of $3,011,396 as of September 30, 2005.                                              3,011,396          4,117,657
  Common stock, par value $0.01 per share, 100,000,000 shares authorized,
    11,619,214 and 11,332,366 shares issued and outstanding
    as of September 30, 2005 and March 31, 2005, respectively                                         116,193            113,324
  Additional paid-in capital                                                                       78,323,663         76,428,132
  Deficit accumulated during the developmental stage                                              (81,320,111)       (72,552,378)
                                                                                                 ------------      -------------

           Total stockholders' equity                                                               3,321,718         11,740,969
                                                                                                 ------------      -------------

TOTAL                                                                                             $ 7,711,711       $ 15,276,074
                                                                                                 ============      =============

See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                                       October 15,
                                                                                                                           1984
                                                                Three Months Ended           Six Months Ended         (Inception) to
                                                                  September 30,                September 30,           September 30,
                                                           ---------------------------- ----------------------------  --------------
                                                               2005          2004           2005          2004             2005

REVENUES                                                       $ 879,721   $ 1,704,634    $ 2,358,301   $ 2,562,246   $ 19,547,999
                                                              ----------  ------------   ------------   -----------   ------------

EXPENSES:
  Research and development                                     2,671,930     2,187,210      4,941,137     3,273,426     46,614,507
  General and administrative                                   3,329,233     2,463,412      6,061,506     3,892,166     51,313,288
  Equity in loss of joint venture                                     -             -              -             -         135,002

           Total expenses                                      6,001,163     4,650,622     11,002,643     7,165,592     98,062,797
                                                              ----------    ----------    -----------   -----------    -----------

LOSS FROM OPERATIONS                                          (5,121,442)   (2,945,988)    (8,644,342)   (4,603,346)   (78,514,798)
                                                              ----------   -----------   ------------   -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income                                                 42,931        27,046        100,518        36,112        833,980
  Interest expense                                                     -             -              -             -     (1,129,502)
  Loss on sales of investment securities - net                         -             -              -             -         (2,942)
  Cancelled offering costs                                             -             -              -             -       (584,707)
  Gain on extinguishment of debt                                       -             -              -             -      1,427,765

           Other income - net                                     42,931        27,046        100,518        36,112        544,594

NET LOSS                                                      (5,078,511)   (2,918,942)    (8,543,824)   (4,567,234)   (77,970,204)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE           (105,087)     (147,754)      (223,909)     (296,596)    (5,719,806)
  PREFERRED STOCK PREMIUM DEEMED DIVIDENDS

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                           -             -              -             -      2,369,899

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                               $(5,183,598)  $(3,066,696)   $(8,767,733)  $(4,863,830)  $(81,320,111)
                                                             ===========   ===========    ===========   ===========   ============

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS:
  Net loss                                                       $ (0.44)      $ (0.28)       $ (0.74)      $ (0.45)
  Convertible preferred stock dividends and convertible
    preferred stock premium deemed dividends                       (0.01)        (0.01)         (0.02)        (0.03)
                                                                 -------       -------        -------        ------

BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS                            $ (0.45)      $ (0.29)       $ (0.76)      $ (0.48)
                                                               =========     =========      =========      ========

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                        11,556,816    10,560,065     11,474,311    10,222,910
                                                             ===========   ===========    ===========    ==========


See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                      October 15,
                                                                                                                         1984
                                                       Three Months Ended                Six Months Ended            (Inception) to
                                                          September 30,                    September 30,              September 30,
                                                  ------------------------------ ---------------------------------- ----------------
                                                      2005           2004            2005            2004             2005

OPERATING ACTIVITIES:
  Net loss                                           $ (5,078,511)  $ (2,918,942)   $ (8,543,824)   $ (4,567,234)     $(77,970,204)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Compensation recorded related to
      issuance of common stock, common
      stock options and warrants                            7,571      1,051,428          44,852       1,345,579        27,582,834
    Depreciation and amortization of
      property and equipment                               39,390         31,740          77,712          62,050           958,859
    Deferred rental obligation                                            (1,592)                         (3,184)
    Equity in loss of joint venture                                                                                        135,002
    Loss on sales of investment securities -
      net                                                                                                                    2,942
    Amortization of debt discounts
      and issuance costs                                                                                                   134,503
    Gain on extinguishment of debt                                                                                      (1,427,765)
    Changes in assets and liabilities:
      Other current assets                                 81,639         85,342        (241,363)       (179,576)         (329,466)
      Other assets                                            207              -             335               -           (16,259)
      Accounts payable                                  2,495,116        659,900       1,679,012         149,119         4,053,167
      Accrued expenses                                   (495,780)       (30,525)        490,662          56,192         1,327,374
      Deferred revenue                                   (836,206)      (629,882)     (1,314,786)     (1,487,493)
                                                        ----------     ----------    ------------    -----------      ------------

       Net cash used in operating activities           (3,786,574)    (1,752,531)     (7,807,400)     (4,624,547)      (45,549,013)
                                                      ------------   ------------    ------------    ------------     ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                     (26,291)       (52,702)        (50,262)        (60,259)       (1,560,083)
  Restricted funds on deposit                           1,152,254         32,932       1,440,168       1,015,901          (603,911)
  Advances to joint venture                                                                                               (135,002)
  Proceeds from maturities of investment
   securities                                                                                                            1,800,527
  Purchases of investment securities                                                                                    (1,803,469)
                                                      ------------   ------------    ------------    ------------     ------------

    Net cash provided by (used in)
     investing activities                               1,125,963        (19,770)      1,389,906         955,642        (2,301,938)
                                                      ------------   ------------    ------------    ------------     ------------

FINANCING ACTIVITIES:
  Advances from stockholders
   and affiliates                                                                                                          985,172
  Proceeds from issuance of
   notes payable                                                                                                         2,645,194
  Principal payments on notes
   payable                                                                                                                (218,119)
  Payments for debt issuance costs                                                                                         (53,669)
  Payments for extinguishment
   of debt                                                                                                                (203,450)
  Net proceeds from issuance of
   redeemable preferred stock                                                                                            3,330,000
  Net proceeds from issuance
   of convertible
    preferred stock and warrants                                                                                        13,124,364
  Payments of convertible preferred
    stock dividends
    and for fractional shares of
    common stock resulting from the
    conversions of convertible
    preferred stock                                           (54)           (23)           (591)         (1,360)           (4,156)
  Net proceeds from the issuance
    of common stock                                        40,871      8,393,688          80,312       8,439,668        31,133,977
  Deferred offering costs
  Additional capital contributed
   by stockholders                                                                                                         245,559
                                                      ------------   ------------    ------------    ------------     ------------

    Net cash  provided by
     financing activities                                  40,817      8,393,665          79,721       8,438,308        50,984,872
                                                      ------------   ------------    ------------    ------------     ------------

NET  INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                             (2,619,794)     6,621,364      (6,337,773)      4,769,403         3,133,921

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                   5,753,715      4,893,322       9,471,694       6,745,283
                                                      ------------   ------------    ------------    ------------     ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                       $ 3,133,921   $ 11,514,686     $ 3,133,921    $ 11,514,686       $ 3,133,921
                                                     ============  =============    ============   =============      ============


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

2. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Immtech and its subsidiaries are pharmaceutical companies working to commercialize oral drugs to treat infectious diseases by applying their proprietary aromatic cation technology platform to the treatment of cancer, diabetes and other diseases. The Company has advanced clinical programs that include new treatments for malaria, Pneumocystis pneumonia ("PCP") and African sleeping sickness (trypanosomiasis), and drug development programs for fungal infections and tuberculosis. The Company has worldwide licensing and exclusive commercialization rights to an aromatic cationic pharmaceutical technology platform and is developing drugs intended for commercial use based on that technology.

The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to, the technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill ("UNC"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University") (collectively, the "Scientific Consortium"). The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and work to commercialize the aromatic cation pharmaceutical technology platform (the Company acquired its rights to the aromatic cation technology platform in 1997 and promptly thereafter commenced development of its current programs). The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) animal and human trials and (iii) manufacture of pharmaceutical drugs.

The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2006, if at all.

Since inception, the Company has incurred accumulated net losses of approximately $77,970,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's activities will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its product candidates. The Company's cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

The Company is currently actively involved in discussions to obtain additional funds through its traditional funding sources along with the potential recovery of legal costs from the resolution of disputes described later in this document. The Company believes that it will be able to obtain the necessary funding to meet its planned expenditures from September 30, 2005 through the next twelve-month period, although there can be no assurance we will be able to acquire the funds for current planned expenditures or that additional funds will not be required.

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

Restricted Funds on Deposit - Restricted funds on deposit consist of cash in two accounts on deposit at a bank which is restricted for use in accordance with (i) a clinical research subcontract agreement with UNC and (ii) a malaria drug development agreement with The Medicines for Malaria Venture ("MMV").

Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specified limits. Balances in excess of FDIC insurance limits (generally, $100,000 per depositor per insured bank) are uninsured.

Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of September 30, 2005 and March 31, 2005, according to NextEra's disclosure, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of September 30, 2005 and March 31, 2005. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guaranties to NextEra.

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

Revenue Recognition - Grants to perform research are the Company's primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates. Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant. Cash payments from research and development grants received in advance of delivery of services are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.

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

Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three and six month periods ended September 30, 2005 and September 30, 2004, as none of the Company's outstanding common stock options, warrants and the conversion features of Series A, B, C and D Convertible Preferred Stock were dilutive.

Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three and six month periods ended September 30, 2005 and 2004, respectively.

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

3. STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually in arrears on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $40,025 and $41,166 of accrued preferred stock dividends at September 30, 2005 and March 31, 2005, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain adjustments, as defined in the Series A Certificate of Designation. On April 15, 2005, the Company issued 3,469 shares of common stock and paid $117 in lieu of fractional common shares as dividends on the Series A Convertible Preferred Stock. On April 15, 2004, the Company issued 2,961 shares of common stock and paid $352 in lieu of fractional common shares as dividends on the Series A Convertible Preferred Stock. During the three month periods ended September 30, 2005 and 2004, certain holders of Series A Convertible Preferred Stock converted 2,000 and 8,000 shares, including accrued dividends, into 11,409 and 45,678 shares of common stock, respectively. During the six month periods ended September 30, 2005 and 2004 certain holders of Series A Convertible Preferred Stock converted 2,000 and 8,400 shares, including accrued dividends, into 11,409 and 47,942 shares of common stock, respectively.

The Company may at any time require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price A, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price A. The Conversion Price A is subject to certain adjustments, as defined in the Series A Certificate of Designation.

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

Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually in arrears on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $16,966 and $17,968 of accrued preferred stock dividends as of September 30, 2005 and March 31, 2005, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain adjustments, as defined in the Series B Certificate of

Designation. On April 15, 2005, the Company issued 1,526 shares of common stock and paid $49 in lieu of fractional common shares as dividends on the Series B Convertible Preferred Stock. On April 15, 2004, the Company issued 974 shares of common stock and paid $107 in lieu of fractional common shares as dividends on the Series B Convertible Preferred Stock. During the three and six month periods ended September 30, 2005 certain holders of Series B Convertible Preferred Stock converted 1,200 shares, including accrued dividends, into 7,572 shares of common stock. There were no conversions of Series B Convertible Preferred Stock during the three month and six month periods ended September 2004.

The Company may at any time require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B, provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. The Conversion Price B is subject to certain adjustments, as defined in the Series B Certificate of Designation.

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

Series C Convertible Preferred Stock - On June 6, 2003, we filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually in arrears on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $42,421 and $55,676 of accrued preferred stock dividends as of September 30, 2005 and March 31, 2005, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the

"Conversion Price C"), subject to certain adjustments, as defined in the Series C Certificate of Designation. On April 15, 2005, the Company issued 4,625 shares of common stock and paid $212 in lieu of fractional common shares as dividends on the Series C Convertible Preferred Stock. On April 15, 2004, the Company issued 3,534 shares of common stock and paid $397 in lieu of fractional common shares as dividends on the Series C Convertible Preferred Stock. During the three month periods ended September 30, 2005 and 2004 certain holders of Series C Convertible Preferred Stock converted 4,800 and 2,800 shares, including accrued dividends, into 27,354 and 16,036 shares of common stock, respectively. During the six month periods ended September 30, 2005 and 2004 certain holders of Series C Convertible Preferred Stock converted 13,916 and 7,852 shares, including accrued dividends, into 78,976 and 44,611 shares of common stock, respectively.

The Company may at any time require that any or all outstanding shares of Series C Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series C Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series C Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price C provided that the closing bid price for the Company's common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price C. The Conversion Price C is subject to certain adjustments, as defined in the Series C Certificate of Designation.

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

Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually in arrears on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $81,396 and $110,657 of accrued preferred stock dividends as of September 30, 2005 and March 31, 2005, respectively. Each share of Series D

Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain adjustments, as defined in the Series D Certificate of Designation. On April 15, 2005, the Company issued 9,219 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the Series D Convertible Preferred Stock. On April 15, 2004, the Company issued 3,340 shares of common stock and paid $447 in lieu of fractional common shares as dividends on the Series D Convertible Preferred Stock. During the three and six month periods ended September 30, 2005 certain holders of Series D Convertible Preferred Stock converted 43,080 shares, including accrued dividends, into 121,324 shares of common stock, respectively. During the three and six month periods ended September 30, 2004, there were no conversions.

The Company may at any time, require that any or all outstanding shares of Series D Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series D Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series D Convertible Preferred Stock upon a mandatory conversion by us is determined by (i) dividing the Liquidation Price by the Conversion Price D provided that the closing bid price for the Company's common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of
(i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price D. The Conversion Price D is subject to certain adjustments, as defined in the Series D Certificate of Designation.

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

Amended and Restated Certificate of Incorporation; Increase Authorized Common Stock - At the stockholders' meeting held January 7, 2004, the stockholders of the Company approved an increase in the number of shares of authorized common stock from 30 million to 100 million shares. On June 14, 2004, the Company filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of Incorporation implementing, among other things, the approved common stock share increase to 100 million from 30 million shares of common stock.

Secondary Public Offering - On July 30, 2004 the Company closed a secondary public offering of its common stock. In the offering the Company issued 899,999 shares of common stock resulting in net proceeds to the Company of approximately $8,334,000. The shares were sold to the public at $10.25 per share. Jeffries & Company, Inc. acted as the sole book-running manager and underwriter of this offering.

Common Stock Options - At the stockholders' meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance thereunder to 2,200,000 shares from 1,100,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. During the three and six month periods ended September 30, 2005, 34,084 and 76,834 options previously granted under the 2000 Stock Incentive Plan, respectively, expired and were available to be reissued. No options expired in the three and six month periods ended September 30, 2004. As of September 30, 2005, there were a total of 1,087,584 shares available for grant.

The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities. Those options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three and six month periods ended September 30, 2005, the Company issued 8,500 and 30,000 options, respectively, to purchase shares of common stock to certain new employees, while for the three and six month periods ended September 30, 2004, 157,000 options were issued to employees and directors. During the three and six month periods ended September 30, 2005, 16,028 and 26,928 non-compensatory options (options issued to officers and directors) were exercised with an exercise price of $2.55, while for the three and six month periods ended September 30, 2004 no non-compensatory options were exercised.

Compensatory Options Granted - During the three and six month periods ended September 30, 2005 the Company issued no options to non-employees and recognized expense of approximately $8,000 and $19,000, respectively, related to certain options issued during prior years which vest over a four year service period, while for the three and six month periods ended September 30, 2004, the Company issued zero and 20,000 options, respectively, to purchase shares of common stock to non employees and recognized expense of approximately $19,000, and $303,000, respectively, related to these options and certain options issued during prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued using the Black-Scholes option valuation model.

The abovementioned option to purchase 20,000 shares of common stock during the six month period ended September 30, 2004 was granted to a consultant on May 12, 2004 as compensation for services to develop relationships with Tsinghua University. Tsinghua University has committed resources from its Department of Biological Sciences and Biotechnology to assist the Company in its pre-clinical and clinical trials of the Company's drug candidates targeting tuberculosis and diabetes in China.

On May 28, 2004, an option holder exercised, on a cashless basis, an option to purchase 18,517 shares of common stock at an exercise price of $0.4649 per share. Based on the fair market value calculated as of the date of exercise, the option holder received a net of 18,000 shares of common stock.

On July 1, 2005, an option holder exercised, on a cashless basis, an option to purchase 18,744 shares of common stock at an exercise price of $0.4649 per share. Based on the fair market value calculated as of the date of exercise, the option holder received a net 18,000 shares of common stock.

Warrants - There were no warrant issuances during the three and six month periods ended September 30, 2005 and 2004. There were no warrant exercises in the three month period ended September 30, 2005. During the six month period ended September 30, 2005, a warrant to purchase 1,800 shares of common stock was exercised, resulting in proceeds to the Company of $11,646, while for the three and six month periods ended September 30, 2004, warrants to purchase 10,000 and 16,000 shares of common stock were exercised, resulting in proceeds to the Company of $60,000 and $106,000, respectively. Additionally, on May 11, 2004, a warrant to purchase 21,400 shares of common stock was exercised at $16.00 per share on a cashless basis resulting, based on the fair market value calculated as of the date of exercise, in a net issuance of 4,390 shares of common stock.

On July 20, 2004, the Company's board of directors approved a four-year exercise extension to warrants to purchase 225,000 shares of the Company's common stock which were originally issued to RADE Management Corporation ("RADE") on July 24, 1998. The expiration dates for these warrants, which have an exercise price of $6.47 per share, were extended to July 24, 2008 from July 24, 2004. The Company recorded a non-cash charge of $1,032,000, determined using the Black-Scholes option pricing model, during the three month period ended September 30, 2004 related to the abovementioned warrant extension.

On July 30, 2004, in connection with related secondary public offering, we granted the underwriter a five-year warrant to purchase 80,100 shares of our common stock at an exercise price of $12.81 per share.

Effective as of July 13, 2005, in connection with services rendered to us, we issued to an investment bank and two of its affiliates, warrants to purchase in the aggregate 100,000 shares of our common stock. The warrants are exercisable at $13.11 per share (the exercise price was set by calculating a 15% premium over the Company's common stock volume weighted average price for the 10 day period immediately preceding July 12, 2005). The warrants are exercisable July 13, 2006 through July 12, 2010. The Company may redeem any outstanding warrants, at $0.01 per share underlying each warrant, upon 30 day prior notice if at any time prior to the expiration of the warrant the market closing price of the Company's common stock meets or exceeds $26.22 for 20 consecutive trading days. The warrant holder may exercise the warrant, pursuant to its terms, during the 30 day notice period.

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

During the three and six month periods ended September 30, 2005, the Company issued 8,500 and 30,000 options, respectively, to certain new employees while for the three and six month periods ended September 30, 2004, 157,000 options were issued to employees or directors. If the Company had recognized compensation expense for the options granted and or vesting during the three and six months ended September 30, 2005 and 2004, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                  Three Months Ended                      Six Months Ended
                                                                      September 30,                         September 30,
                                                         ------------------------------------- -------------------------------------
                                                                 2005              2004                2005               2004
Net loss attributable to common shareholders -
  as reported                                                $(5,183,598)      $(3,066,696)        $ (8,767,733)      $(4,863,830)

Add:  stock-based compensation expense to
  employees and directors included in reported
  net loss                                                             -                 -                    -                 -

Deduct:  total stock-based compensation expense
  determined under fair value method for awards to
  employees and directors                                     (1,035,536)         (870,793)          (2,028,907)       (1,573,743)
                                                             -----------       -----------        -------------       -----------

Net loss attributable to common stockholders -
  pro forma                                                  $(6,219,134)      $(3,937,489)       $ (10,796,640)      $(6,437,573)
                                                             ===========       ===========        =============       ===========

Basic and diluted net loss per share attributable
  to common stockholders - as reported                           $ (0.45)          $ (0.29)             $ (0.76)          $ (0.48)
                                                             ===========       ===========        =============       ===========

Basic and diluted net loss per share attributable
  to common stockholders - pro forma                             $ (0.54)          $ (0.37)             $ (0.94)          $ (0.63)
                                                             ============      ===========        =============       ===========


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

The Company initially acquired its rights to the aromatic cation technology platform developed by a consortium of universities consisting of The University of North Carolina at Chapel Hill ("UNC"), Georgia State University, Duke University and Auburn University (the "Scientific Consortium") pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, UNC and a third-party (to which each of the other members of the Scientific Consortium agreed shortly thereafter to become a party) (the "original licensee"). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the Scientific Consortium and previously licensed or optioned to the original licensee and licensed to the Company in accordance with the Consortium Agreement (the "Current Compounds"), and all technology and compounds developed by the Scientific Consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the Scientific Consortium (the "Future Compounds" and, together with the Current Compounds, the "Compounds").

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

The Company completed an IPO on April 26, 1999, with gross proceeds in excess of $10,000,000 thereby earning a worldwide license and exclusive rights to commercially use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all Current Compounds and Future Compounds.

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

During the three and six month periods ended September 30, 2005, the Company expensed approximately $255,000 and $466,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. For the corresponding periods ended September 30, 2004, the Company expensed approximately $206,000 and $304,000, respectively. Total payments to UNC and certain other Scientific Consortium universities expensed were approximately $255,000 and $466,000, during the three and six months ended September 30, 2005. For the corresponding periods ended September 30, 2004, the Company expensed approximately $221,000 and $319,000, respectively. Included in accounts payable as of September 30, 2005 and March 31, 2005, were approximately $149,000, and $136,000, respectively, due to UNC and certain other Scientific Consortium universities.

In July 2004, the Company was awarded an Small Business Innovation Research grant from the National Institutes of Health entitled "Aromatic Dication Prodrugs for CNS Trypanosomiasis" in the amount of $107,000. During the three and six month periods ended September 30, 2005, the Company recognized approximately $44,000 revenues and $44,000 expenses from this grant. During the three month period ended September 30, 2004, the Company recognized no revenues from this grant and expensed payments of approximately $63,000.

In November 2000, a philanthropic foundation (the "Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and leishmaniasis (the "Foundation Grant"). On March 29, 2001, UNC entered into a clinical research subcontract agreement with the Company, whereby the Company would receive up to $9,800,000, subject to certain terms and conditions, over the succeeding five year period to conduct certain clinical and research studies related to the Foundation Grant.

In April 2003, the Foundation increased the Foundation Grant by $2,713,124 for the expansion of phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company has received, pursuant to the clinical research subcontract with UNC, inclusive of its portion of the grant increase, a total amount of funding of approximately $11,700,000. The Company and its research partners are working with existing and new funding sources to develop next steps and to increase funding to advance development of a treatment for African sleeping sickness.

During the three and six months ended September 30, 2005, approximately $846,000 and $1,698,000 was utilized for clinical and research purposes conducted and expensed, respectively. During the three and six months ended September 30, 2004, approximately $920,000 and

$1,566,000 was utilized for clinical and research purposes conducted and expensed, respectively. The Company has recognized revenues of approximately $17,000 and $869,000 during the three and six months ended September 30, 2005, respectively. The Company has recognized revenues of approximately $819,000 and $1,465,000 during the three and six months ended September 30, 2004, respectively. At September 30, 2005, the Company had no deferred revenue recorded with respect to this agreement.

On November 26, 2003, the Company entered into a testing agreement ("Testing Agreement") with Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC, pursuant to which the Company, with the support of MMV and UNC, is conducting a proof of concept study of the dicationic drug candidate DB289, including Phase II and Phase III human clinical trials, and will pursue drug development activities of DB289 alone, or in combination with other anti-malaria drugs, with the goal of gaining regulatory approval of a drug product for the treatment of malaria.

Pursuant to the Testing Agreement, MMV committed to advance funds to Immtech to pay for human clinical trials and regulatory approvals by at least one internationally accepted regulatory agency and in one malaria-endemic country to market a resulting drug product for treatment of malaria. The funding under the Testing Agreement is for the performance of specific research and is not subject to maximum funding amounts. The term of the funding is three years and is subject to annual renewals. The Company has forecasted such costs to be approximately $8.2 million over the three years. In return for MMV's funding, the Company is required, when selling a resulting malaria drug into "malaria-endemic countries," as defined, to sell such drugs at affordable prices. An affordable price is defined in the Testing Agreement to mean a price not to be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. There are no price constraints on product sales into non-malaria-endemic countries. The Company must, however, pay to MMV a royalty not to exceed 7% of net sales, as defined, on product sales into non-malaria-endemic countries, until the amount funded under the Testing Agreement and amounts funded under a related discovery agreement between MMV and UNC is refunded to MMV at face value.

The Company recognized revenues of approximately $819,000 and $1,446,000 during the three and six month periods ended September 30, 2005, respectively, for expenses incurred related to activities within the scope of the Testing Agreement. For the corresponding periods ended September 30, 2004, the recognized revenues and expenses were approximately $886,000 and $1,097,000, respectively. The Company received $1,000,000 during the six month period ended September 30, 2005, aggregating to approximately $4,023,000 to date under the Testing Agreement. At September 30, 2005, the Company had no deferred revenue recorded with respect to this agreement.

5. SUBSEQUENT EVENTS

On November 2, 2005, a warrant holder, Fulcrum Holdings of Australia, Inc., agreed to accelerate the expiration date of its warrant to purchase 125,000 shares of our common stock in exchange for a reduction of the per share exercise price. The warrant expiration date was accelerated to November 5, 2005 from December 23, 2005 and the exercise price was reduced to $8.80 per share from $15.00 per share. The warrant was subsequently exercised for 35,000 shares on November 4, 2005 which results in gross proceeds to us of $308,000. A non-cash compensation charge will be taken in the third quarter ending December 31, 2005. The warrant was originally issued to Fulcrum on March 21, 2003, pursuant to an Investor Relations Agreement whereby Fulcrum provided the Company with financial consulting services and public relations management. The Investor Relations Agreement terminated by its terms on March 20, 2004.

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

Results of Operations

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to September 30, 2005, we incurred cumulative net losses of approximately $77,970,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

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

        Three Month Period Ended September 30, 2005 Compared with the Three Month Period Ended September 30, 2004.

Revenues under collaborative research and development agreements were approximately $880,000 and $1,705,000 for the three month periods ended September 30, 2005 and September 30, 2004, respectively. For the three month period ended September 30, 2005, we recognized revenues of approximately $17,000 related to a clinical research subcontract agreement between us and The University of North Carolina at Chapel Hill ("UNC"), $819,000 related to a grant from Medicines for Malaria Venture ("MMV") to fund clinical studies and licensure of DB289 for treatment of malaria, and $44,000 related to an SBIR grant while for the three month period ended September 30, 2004, revenues recognized of approximately $819,000 related to the abovementioned UNC clinical research subcontract and $886,000 related to the abovementioned MMV grant for treatment of malaria. The UNC clinical research subcontract agreement initiated in March 2001 relates to a grant from a philanthropic foundation (the "Foundation") to UNC to develop new drugs to treat trypanosomiasis (African sleeping sickness) and leishmaniasis. Grant and research and development agreement revenue is recognized as earned when the research and development is complete under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the three month periods ended September 30, 2005 and September 30, 2004 was approximately $43,000 and $27,000, respectively. The increase in interest income was due primarily to an increase in funds invested. There was no interest expense for the three month periods ended September 30, 2005 and September 30, 2004.

Research and development expenses increased to approximately $2,672,000 from approximately $2,187,000 for the three month periods ended September 30, 2005, and September 30, 2004, respectively. The increase in research and development expenses was primarily due to an increase in development and preparation costs related to human clinical trials for treatment of PCP. Research and development expenses related to human clinical trials and regulatory matters related to a treatment of malaria funded by MMV increased by approximately $75,000 to approximately $961,000 in the three month period ended September 30, 2005 from approximately $886,000 in the three month period ended September 30, 2004. Additionally, research and development expenses related to human clinical trials for development of a treatment for trypanosomiasis funded by UNC under the Foundation Grant decreased by approximately $74,000 to approximately $846,000 in the three month period ended September 30, 2005 from approximately $920,000 in the three month period ended September 30, 2004.

General and administrative expenses increased to approximately $3,329,000 from approximately $2,463,000 for the three month periods ended September 30, 2005, and September 30, 2004, respectively. The increase was primarily due to legal costs associated with Neurochem litigation as described below.

During the three month period ended September 30, 2005 there were no non-cash charges recorded as compared to approximately $1,032,000 related to non-cash charges accrued related to the extension of certain warrants in the three month period ended September 30, 2004.

Legal costs increased from approximately $211,000 during the three month period ended September 30, 2004 to approximately $1,975,000 during the three month period ended September 30, 2005. Insurance, investor relations (including non-cash charges), and payroll expenses, decreased from approximately $639,000 to approximately $517,000 during the three month periods ended September 30, 2004 and September 30, 2005, respectively.

Our net loss increased to approximately $5,079,000 from approximately $2,919,000 during the three month periods ended September 30, 2005, and September 30, 2004, respectively. The increase was primarily attributable to general and administrative charges relating to legal costs and the research and development charges relating to development and preparation costs for human clinical trials for treatment of PCP.

        Six Month Period Ended September 30, 2005 Compared with the Six Month Period Ended September 30, 2004.

Revenues under collaborative research and development agreements were approximately $2,358,000 and $2,562,000 for the six month period ended September 30, 2005 and September 30, 2004, respectively. For the six month period ended September 30, 2005, revenues recognized of approximately $868,000 related to a clinical research subcontract agreement between us and UNC and $1,446,000 related to a grant from MMV, and $44,000 related to and SBIR grant, while for the three month period ended September 30, 2004, revenues recognized of approximately $1,465,000 related to the abovementioned UNC clinical research subcontract and $1,097,000 related to the abovementioned MMV grant for treatment of malaria. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the six month periods ended September 30, 2005 and September 30, 2004 was approximately $101,000 and $36,000, respectively. The increase in interest income was due to an increase in funds invested. There was no interest expense for the six month period ended September 30, 2005 and September 30, 2004.

Research and development expenses increased to approximately $4,941,000 from approximately $3,273,000 in the six month periods ended September 30, 2005, and September 30, 2004, respectively. The increase in research and development expenses is primarily due to increase in development and preparation costs related to human clinical trials for treatment of PCP. Research and development expenses related to human clinical trials for development of a treatment for trypanosomiasis funded by UNC under the Foundation Grant increased from approximately $1,563,000 in the six month period ended September 30, 2004 to approximately $1,694,000 in the six month period ended September 30, 2005.

Research and development expenses related to human clinical trials and regulatory matters related to a treatment of malaria funded by MMV increased from approximately $1,093,000 in the six month period ended September 30, 2004 to approximately $1,581,000 in the six month period ended September 30, 2005.

General and administrative expenses increased for the six month period ended September 30, 2005 to approximately $6,062,000 from approximately $3,892,000 for the six month period ended September 30, 2004. The increase in general and administrative expenses was primarily due to increased legal costs associated with Neurochem litigation. Legal costs increased from approximately $556,000 during the six month period ended September 30, 2004 to approximately $3,375,000 during the six month period ended September 30, 2005. Non-cash expenses in the six month period ended September 30, 2005 were approximately $26,000 as compared to non-cash expenses in the six month period ended September 30, 2004 of $1,276,000. Insurance, investor relations, travel, payroll and recruiting charges increased from approximately $1,228,000 during the six month period ended September 30, 2004 to approximately $1,378,000 during the six month period ended September 30, 2005.

Our net loss increased to approximately $8,544,000 during the six month period ended September 30, 2004. The increase in net loss was primarily due to an increase in general and administrative costs due to increased legal costs.

Liquidity and Capital Resources
-------------------------------

During the three and six month periods ended September 30, 2005, cash and cash equivalents were primarily invested in a money market mutual fund. Unrestricted cash and cash equivalents were approximately $3,134,000 as of September 30, 2005 and restricted funds on deposit were approximately $604,000.

The Company has a working capital deficit of $322,695 as of September 30, 2005 compared to working capital of $8,068,771 as of March 31, 2005. The reduction in working capital of $8,391,466 is a result of higher than anticipated legal costs of $3,375,000 incurred primarily in connection with the resolution of the disputes described below along with the Company's ongoing efforts to develop drug candidates.

To date, the Company has spent a substantial amount of cash resources on legal costs in respect of its suit against Neurochem. Pursuant to the terms of the Confidentiality, Testing and Option Agreement between Immtech and Neurochem dated April 22, 2002, each party is to bear its own attorneys' fees and costs during an arbitration. In accordance with the ICC Rules which govern the proceeding, however, the Arbitral Tribunal may award recovery of such attorneys' fees and costs to the prevailing party. Management believes that is has the potential to recover some or all of the legal costs it expended in resolution of the disputes described herein. Future legal costs are not expected to be significant as the argument portion of the above described arbitration ended on September 20, 2005.

There were equipment expenditures during the three and six month periods ended September 30, 2005 of approximately $26,000 and $50,000, respectively as compared to approximately $53,000 and $60,000, respectively during the three and six month periods ended September 30, 2004, respectively.

We periodically receive cash from the exercise of common stock options and warrants. During the three month period ended September 30, 2004, no options were exercised; however, warrant holders exercised warrants to purchase 10,000 shares of common stock resulting in gross proceeds to us of approximately $60,000. During the three month period ended September 30, 2005, options to purchase 16,028 shares of common stock were exercised which resulted in net proceeds to us of approximately $41,000; however, no warrants were exercised during the period. Also, during the three month period ended September 30, 2005, options to purchase 18,744 shares of common stock were exercised on a cashless basis resulting in the net issuance of 18,000 shares. See "Unregistered Sales of Equity Securities and Use of Proceeds - Recent Sales of Unregistered Securities" below.

Through September 30, 2005, we have financed our operations with:

      o proceeds from various private placements of debt, net of repayments, and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $50,985,000;

      o payments from research and testing agreements, foundation grants and SBIR grants and STTR grants of approximately $19,548,000; and

      o     the use of stock, options and warrants in lieu of cash compensation.

We have focused or efforts and used our cash resources primarily to develop drug product candidates (including sponsored research) pursuant to the terms of (1) an agreement, dated January 15, 1997, (the "Consortium Agreement"), among us, and UNC (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium and (2) an agreement, dated November 26, 2003, among us, UNC, and the Medicines for Malaria Venture ("MMV"). Preparations are also underway to commence Company sponsored clinical programs that include human clinical trials for the treatment of PCP at multiple locations in North and South America. Over the next several years we expect to incur additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

Our future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), pre-clinical testing and clinical trials, achievement of regulatory milestones, third party collaborators fulfilling their obligations to us, the timing and cost of obtaining regulatory approvals, the level of resources that we devote to the engagement or development of manufacturing capabilities, including the build out of our subsidiary's facility in

China, our ability to maintain existing and to establish new collaborative arrangements to provide funding to support these activities, and other factors. In any event, we will require additional funds in addition to our existing resources to develop product candidates and to otherwise meet our business objectives.

The Company is currently actively involved in discussions to obtain additional funds through its traditional funding sources along with the potential recovery of legal costs from the resolution of disputes described earlier in this document. The Company believes that it will be able to obtain the necessary funding to meet its planned expenditures from September 30, 2005 through the next twelve-month period, although there can be no assurance we will be able to acquire the funds for current planned expenditures or that additional funds will not be required.

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

We have not made any material changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

      Item  1. Legal Proceedings.

The Company is party to certain lawsuits and legal proceedings, which are described in "Part I, Item 3. Legal Proceedings", of our Annual Report on Form 10-K for our fiscal year ended March 31, 2005 filed with the SEC on July 14, 2005. The following is a description of material developments during the period covered by this Quarterly Report and through the filing of this Quarterly Report, and should be read in conjunction with the Annual Report referenced above.

Immtech International, Inc. et. al. v. Neurochem, Inc. et al.
-------------------------------------------------------------

The arbitration hearing between the Company and Neurochem, Inc. and Neurochem (International) Limited started on September 7, 2005 and ended on September 20, 2005. The parties have submitted post-hearing briefs, and expect that the Arbitral Tribunal's decision will be forthcoming.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.
------------------------------------------------------------------

In May 2005, the Company filed a motion for partial summary judgment of the above captioned action, seeking the dismissal of three of the five counts contained in plaintiffs' Amended Complaint. In August 2005, the Court granted summary judgment as to one of the counts, but denied the Company's motion for summary judgment on the other two counts. A final pre-trial conference is set for December 19, 2005. The date for trial on the four remaining counts has not yet been set.

Except as noted above and in Part I, Item 3, Legal Proceedings, of our Form 10-K filed on July 14, 2005, we are not aware of any pending litigation.

      Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.
----------------------------------------

Common Stock.

None

Option Exercise.

On July 1, 2005, a holder "cashlessly" exercised an option to purchase 18,744 shares which were exercisable at $0.4649 per share. Based on the fair market value calculated as of the date of exercise pursuant to the terms of the option agreement, the option holder received a net issuance of 18,000 shares of common stock. On August 29, 2005, an option holder exercised and option to purchase 6,028 shares at an exercise price of $2.55 per share. On September 26, 2005, a holder exercised and option to purchase 10,000 shares at an exercise price of $2.55 per share.

Conversion of Series A Preferred Stock to Common Stock.

On August 23, 2005, a holder of Series A Convertible Preferred Stock, $0.01 par value ("Series A Stock") converted 2,000 shares of Series A Stock into 11, 409 shares of our common stock.

Conversion of Series B Preferred Stock to Common Stock.

On August 15, 2005, a holder of Series B Convertible Preferred Stock, $0.01 par value ("Series B Stock") converted 1,200 shares of Series B Stock into 7,572 shares of our common stock.

Conversion of Series C Preferred Stock to Common Stock.

On July 11, 2005, a holder of Series C Convertible Preferred Stock, $0.01 par value (Series C Stock") converted 4,800 shares of Series C Stock into 27,354 shares of our common stock.

Conversion of Series D Preferred Stock to Common Stock.

On July 11, 2005, holders of Series D Convertible Stock, $0.01 par value ("Series D Stock") converted 22,000 shares of Series D Stock into 61,816 shares of our common stock. On August 15, 2005, holders of Series D Convertible Preferred stock, $0.01 par value ("Series D Stock") converted 21,080 shares of Series D Stock into 59,508 shares of our common stock.

Series A, Series B, Series C and Series D Preferred Stock Dividend Payment.

On October 15, 2005 we issued 18,973 shares of common stock in payment of a dividend earned on outstanding preferred stock to the holders thereof: holders of Series A Stock earned 4,213 shares of stock on 58,400 outstanding shares; holders of Series B Stock earned 1,805 shares of common stock on 18,725 outstanding shares; holders of Series C Stock earned 4,483 shares of common stock on 46,536 outstanding shares; and holders of Series D Stock earned 8,472 shares of common stock on 117,200 outstanding shares.

Warrant Exercise.

On November 4, 2005, Fulcrum Holdings of Australia, Inc. exercised a warrant to purchase 35,000 shares of our common stock at $8.80 per share. See "Subsequent Events" and "Other Information" in this Quarterly Report on Form 10-Q. The warrant was potentially for 125,000 shares, the remainder of the warrant expired by its terms without exercise.

Warrant Issuance.

None.

      Item  3. Defaults Upon Senior Securities.

None.

      Item  4. Submission of Matters to a Vote of Security Holders.

None.

      Item  5. Other Information.

On November 2, 2005, a warrant holder, Fulcrum Holdings of Australia, Inc., agreed to accelerate the expiration date of its warrant to purchase 125,000 shares of our common stock in exchange for a reduction of the per share exercise price. The warrant expiration date was accelerated to November 5, 2005 from December 23, 2005 and the exercise price was reduced to $8.80 per share from $15.00 per share. The warrant was subsequently exercised for 35,000 shares on November 4, 2005 resulting in gross proceeds to us of $308,000. The remainder of the warrant expired by its terms without exercise. A non-cash compensation charge will be taken in the third quarter ending December 31, 2005.

On November 9, 2005, we disseminated a press release containing financial and other information excerpted from the unaudited financial statements contained herein and elsewhere in this Quarterly Report on Form 10-Q.

      Item  6. Exhibits, and Reports on Form 8-K.

Exhibits.

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

                           IMMTECH INTERNATIONAL, INC.


Date:  November 9, 2005    By:  /s/ T. Stephen Thompson
                                ------------------------------------------------
                                T. Stephen Thompson
                                President and Chief Executive Officer


Date:  November 9, 2005    By:  /s/ Gary C. Parks
                                ------------------------------------------------
                                Gary C. Parks
                                Treasurer, Secretary and Chief Financial Officer
                                (Principal Financial and Accounting Officer)