Form 10-Q
period 2005-12-31
IMMTECH INTERNATIONAL INC
filed 2006-02-09
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2005.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission File Number: 000-25669

                           IMMTECH INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               39-1523370
           -------------------                    -------------------
     (State or other jurisdiction of              (I. R. S. Employer
     incorporation or organization)               Identification No.)


           150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061
           ----------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)


                  Registrant's telephone number: (847) 573-0033

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [_]   Accelerated filer [X]    Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of February 8, 2006, 11,738,056 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION .................................................2

Item 1.    Condensed Consolidated Financial Statements ........................2
Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .....................16
Item 3.    Quantitative and Qualitative Disclosures about Market Risk ........22
Item 4.    Controls and Procedures ...........................................22

PART II. OTHER INFORMATION ...................................................23

Item 1.    Legal Proceedings .................................................23
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .......23
Item 3.    Defaults Upon Senior Securities ...................................24
Item 4.    Submission of Matters to a Vote of Security Holders ...............24
Item 5.    Other Information .................................................25
Item 6.    Exhibits ..........................................................25

EXHIBIT INDEX ................................................................25

SIGNATURES ...................................................................27

                                                    PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     December 31,          March 31,
ASSETS                                                                                                   2005                2005
                                                                                                     ------------          ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                                          $  1,925,611      $  9,471,694
  Restricted funds on deposit                                                                           1,018,868         2,044,079
  Other current assets                                                                                    453,941            88,103
                                                                                                     ------------      ------------
      Total current assets                                                                              3,398,420        11,603,876

PROPERTY AND EQUIPMENT - Net                                                                            3,591,938         3,655,604

OTHER ASSETS                                                                                               15,932            16,594
                                                                                                     ------------      ------------
TOTAL                                                                                                $  7,006,290      $ 15,276,074
                                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                   $  2,242,091      $  2,046,620
  Accrued expenses                                                                                        931,077           173,699
  Deferred revenue                                                                                        647,165         1,314,786
                                                                                                     ------------      ------------
      Total current liabilities                                                                         3,820,333         3,535,105

      Total liabilities                                                                                 3,820,333         3,535,105
                                                                                                     ------------      ------------
STOCKHOLDERS' EQUITY:

 Preferred stock, par value $0.01 per share, 3,913,000 and 4,080,000 shares authorized and unissued as of December 31, 2005 and March 31, 2005, respectively.

 Series A convertible preferred stock, par value $0.01 per share, stated value $25 per share, 320,000 shares authorized,
  58,400 and 60,400 shares outstanding as of December 31, 2005 and March 31, 2005,
  respectively; aggregate liquidation preference of $1,478,185 as of December 31, 2005.                 1,478,185         1,551,165

 Series B convertible preferred stock, par value $0.01 per share, stated value
  $25 per share, 240,000 shares authorized, 13,464 and 19,925 shares outstanding as of
  December 31, 2005 and March 31, 2005, respectively; aggregate liquidation preference
  of $341,981 as of December 31, 2005.                                                                    341,981           516,093

 Series C convertible preferred stock, par value $0.01 per share, stated value
  $25 per share, 160,000 shares authorized, 46,536 and 60,452 shares outstanding as of
  December 31, 2005 and March 31, 2005, respectively; aggregate liquidation preference
  of $1,182,617 as of December 31, 2005.                                                                1,182,617         1,566,976

 Series D convertible preferred stock, par value $0.01 per share, stated value
  $25 per share, 200,000 shares authorized, 117,200 and 160,280 shares outstanding as of
  December 31, 2005 and March 31, 2005, respectively; aggregate liquidation preference
  of $2,967,566 as of December 31, 2005.                                                                2,967,566         4,117,657

 Series E convertible preferred stock, par value $0.01 per share, stated value
  $25 per share, 167,000 shares authorized, 133,600 shares outstanding as of
  December 31, 2005, aggregate liquidation preference of $3,350,432 as of
  December 31, 2005.                                                                                    3,350,432

 Common stock, par value $0.01 per share, 100,000,000 shares authorized, 11,738,056 and 11,332,366 shares issued and outstanding
  as of December 31, 2005 and March 31, 2005, respectively.                                               117,381           113,324

 Additional paid-in capital                                                                            79,159,677        76,428,132

 Deficit accumulated during the developmental stage                                                   (85,411,882)      (72,552,378)
                                                                                                     ------------      ------------
      Total stockholders' equity                                                                        3,185,957        11,740,969
                                                                                                     ------------      ------------
TOTAL                                                                                                $  7,006,290      $ 15,276,074
                                                                                                     ============      ============
See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     October 15,
                                                                                                                        1984
                                                        Three Months Ended               Nine Months Ended          (Inception) to
                                                          December 31,                     December 31,               December 31,
                                                 ------------------------------    ------------------------------    -------------
                                                      2005              2004              2005           2004             2005
REVENUES                                         $     965,355    $     325,160    $   3,323,656    $   2,887,406    $  20,513,354
                                                 -------------    -------------    -------------    -------------    -------------
EXPENSES:
 Research and development                            2,825,368        1,441,469        7,766,505        4,714,895       49,439,875
 General and administrative                          2,144,118        5,270,578        8,205,624        9,162,744       53,457,406
 Equity in loss of joint venture                            --               --               --               --          135,002
                                                 -------------    -------------    -------------    -------------    -------------
      Total expenses                                 4,969,486        6,712,047       15,972,129       13,877,639      103,032,283
                                                 -------------    -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                                (4,004,131)      (6,386,887)     (12,648,473)     (10,990,233)     (82,518,929)
                                                 -------------    -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE):
 Interest income                                        20,756           48,102          121,274           84,214          854,736
 Interest expense                                           --               --               --               --       (1,129,502)
 Loss on sales of investment securities - net               --               --               --               --           (2,942)
 Cancelled offering costs                                   --               --               --               --         (584,707)
 Gain on extinguishment of debt                             --               --               --               --        1,427,765
                                                 -------------    -------------    -------------    -------------    -------------

      Other income - net                                20,756           48,102          121,274           84,214          565,350

NET LOSS                                            (3,983,375)      (6,338,785)     (12,527,199)     (10,906,019)     (81,953,579)

CONVERTIBLE PREFERRED STOCK DIVIDENDS
 AND CONVERTIBLE PREFERRED STOCK
 PREMIUM DEEMED DIVIDENDS                             (108,396)        (144,968)        (332,305)        (441,564)      (5,828,202)

REDEEMABLE PREFERRED STOCK CONVERSION,
 PREMIUM AMORTIZATION AND DIVIDENDS                         --               --               --               --        2,369,899
                                                 -------------    -------------    -------------    -------------    -------------

NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                                    $  (4,091,771)   $  (6,483,753)   $ (12,859,504)   $ (11,347,583)   $ (85,411,882)
                                                 =============    =============    =============    =============    =============

BASIC AND DILUTED NET LOSS PER SHARE
 ATTRIBUTABLE TO COMMON STOCKHOLDERS:

 Net loss                                        $       (0.34)   $       (0.59)   $       (1.08)   $       (1.04)

 Convertible preferred stock dividends
 and convertible preferred stock premium
 deemed dividends                                        (0.01)           (0.01)           (0.03)           (0.04)
                                                 -------------    -------------    -------------    -------------

BASIC AND DILUTED LOSS PER SHARE
 ATTRIBUTABLE TO COMMON STOCKHOLDERS             $       (0.35)   $       (0.60)   $       (1.11)   $       (1.08)
                                                 =============    =============    =============    =============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
 BASIC AND DILUTED NET LOSS PER SHARE               11,690,823       10,893,365       11,546,744       10,458,073
                                                 =============    =============    =============    =============


See notes to condensed consolidated financial statements.

IMMTECH INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       October 15,
                                                                                                                          1984
                                                           Three Months Ended            Nine Months Ended            (Inception) to
                                                             December 31,                   December 31,                December 31,
                                                      ----------------------------    ----------------------------
                                                           2005          2004            2005            2004             2005
OPERATING ACTIVITIES:

 Net loss                                             $ (3,983,375)   $ (6,338,785)   $(12,527,199)   $(10,906,019)   $(81,953,579)

 Adjustments to reconcile net loss to net cash used in operating activities:

 Compensation recorded related to issuance
  of common stock, common stock options
  and warrants                                             132,604       3,517,468         177,456       4,863,047      27,715,438
 Depreciation and amortization of property
  and equipment                                             40,033          33,486         117,745          95,536         998,892
 Deferred rental obligation                                                 (1,592)                         (4,776)
 Equity in loss of joint venture                                                                                           135,002
 Loss on sales of investment securities - net                                                                                2,942
 Amortization of debt discounts and issuance costs                                                                         134,503
 Gain on extinguishment of debt                                                                                         (1,427,765)
 Changes in assets and liabilities:
 Other current assets                                     (124,475)         82,487        (365,838)        (97,089)       (453,941)
 Other assets                                                  327            (631)            662            (631)        (15,932)
 Accounts payable                                       (1,483,541)        (28,585)        195,471         120,534       2,569,626
 Accrued expenses                                          266,716         237,943         757,378         294,135       1,594,090
 Deferred revenue                                          647,165       1,019,073        (667,621)       (468,420)        647,165
                                                      ------------    ------------    ------------    ------------    ------------
      Net cash used in operating activities             (4,504,546)     (1,479,136)    (12,311,946)     (6,103,683)    (50,053,559)
                                                      ------------    ------------    ------------    ------------    ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                        (3,817)        (39,028)        (54,079)        (99,287)     (1,563,900)
 Restricted funds on deposit                              (414,957)       (413,021)      1,025,211         602,880      (1,018,868)
 Advances to joint venture                                                                                                (135,002)
 Proceeds from maturities of investment securities                                                                       1,800,527
 Purchases of investment securities                                                                                     (1,803,469)
                                                      ------------    ------------    ------------    ------------    ------------
      Net cash provided by (used in)
        investing activities                              (418,774)       (452,049)        971,132         503,593      (2,720,712)
                                                      ------------    ------------    ------------    ------------    ------------
FINANCING ACTIVITIES:
 Advances from stockholders and affiliates                                                                                 985,172
 Proceeds from issuance of notes payable                                                                                 2,645,194
 Principal payments on notes payable                                                                                      (218,119)
 Payments for debt issuance costs                                                                                          (53,669)
 Payments for extinguishment of debt                                                                                      (203,450)
 Net proceeds from issuance of redeemable
  preferred stock                                                                                                        3,330,000
 Net proceeds from issuance of convertible
  preferred stock and warrants                           3,286,079                       3,286,079                      16,410,443

 Payments of convertible preferred stock
  dividends and for fractional shares of
  common stock resulting from the conversions
   of convertible preferred stock                             (644)           (430)         (1,235)         (1,790)         (4,800)

 Net proceeds from the issuance of common stock            429,575         335,940         509,887       8,775,608      31,563,552
 Additional capital contributed by stockholders                                                                            245,559
                                                      ------------    ------------    ------------    ------------    ------------
      Net cash provided by financing activities          3,715,010         335,510       3,794,731       8,773,818      54,699,882
                                                      ------------    ------------    ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,208,310)     (1,595,675)     (7,546,083)      3,173,728       1,925,611

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           3,133,921      11,514,686       9,471,694       6,745,283
                                                      ------------    ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  1,925,611    $  9,919,011    $  1,925,611    $  9,919,011    $  1,925,611
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

Since inception, the Company has incurred accumulated net losses of approximately $81,954,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's activities will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its product candidates. The Company's cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

The Company is currently actively involved in discussions to obtain additional funds through its traditional funding sources along with the potential recovery of legal costs from the resolution of disputes described in this document. The Company believes that it will be able to obtain the necessary funding to meet its planned expenditures from December 31, 2005 through the next twelve-month period, although there can be no assurance we will be able to acquire the funds for current planned expenditures or that additional funds will not be required.

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

Balances in excess of FDIC limits (generally, $100,000 per depositor per insured bank) are uninsured.

Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of December 31, 2005 and March 31, 2005, according to NextEra's disclosure the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of December 31, 2005 and March 31, 2005. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guarantees to NextEra.

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

Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three and nine month periods ended December 31, 2005 and December 31, 2004, as none of the Company's outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three and nine month periods ended December 31, 2005 and 2004, respectively.

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

3.    STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $18,185 and $41,166 of accrued preferred stock dividends at December 31, 2005 and March 31, 2005, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain adjustments, as defined in the Series A Certificate of Designation. On October 15, 2005, the Company issued 4,213 shares of common stock and paid $206 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 6,026 shares of common stock and paid $136 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 3,469 shares of common stock and paid $117 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 2,961 shares of common stock and paid $352 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended December 31, 2005 and 2004 there were no conversions of Series A Convertible Preferred Stock. During the nine month periods ended December 31, 2005 and 2004 certain preferred stockholders converted 2,000 and 8,400 shares of Series A Convertible Preferred Stock, including accrued dividends, for 11,409 and 47,942 shares of common stock, respectively.

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

Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $5,381 and $17,968 of accrued preferred stock dividends as of December 31, 2005 and March 31, 2005, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain adjustments, as defined in the Series B Certificate of Designation. On October 15, 2005, the Company issued 1,805 shares of common stock and paid $48 in lieu of fractional common shares as dividends on the preferred share. On October 15, 2004, the Company issued 2,213 shares of common stock and paid $34 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 1,526 shares of common stock and paid $49 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 974 shares of common stock and paid $107 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended December 31, 2005 certain preferred stockholders converted 5,261 shares of Series B Convertible Preferred Stock, including accrued dividends, for 32,997 shares of common stock. There were no conversions of Series B Convertible Preferred Stock during the three month period ended December 31, 2004. During the nine month period ended December 31, 2005 certain preferred stockholders converted 6,461 shares of Series B Convertible Preferred Stock, including accrued dividends, for 40,569 shares of common stock. There were no conversions of Series B Convertible Preferred Stock during the nine month period ended December 31, 2004.

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

Series C Convertible Preferred Stock - On June 6, 2003, we filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $19,217 and $55,676 of accrued preferred stock dividends as of December 31, 2005 and March 31, 2005, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain adjustments, as defined in the Series C Certificate of Designation. On October 15, 2005, the Company issued 4,483 shares of common stock and paid $148 in lieu of fractional common shares as dividends on the preferred shares. On October 14, 2004, the Company issued 7,161 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 4,625 shares of common stock and paid $212 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 3,534 shares of common stock and paid $397 in lieu of fractional common shares as dividends on the preferred shares. There were no conversions of Series C Convertible Preferred Stock during the three month periods ended December 31, 2005 and 2004. During the nine month periods ended December 31, 2005 and 2004 certain preferred stockholders converted 13,916 and 7,852 shares of Series C Convertible Preferred Stock, including accrued dividends, for 78,976 and 44,611 shares of common stock, respectively.

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

Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $37,566 and $110,657 of accrued preferred stock dividends as of December 31, 2005 and March 31, 2005, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain adjustments, as defined in the Series D Certificate of Designation. On October 15, 2005, the Company issued 8,472 shares of common stock and paid $235 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 16,669 shares of common stock and paid $173 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 9,219 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2004, the Company issued 3,340 shares of common stock and paid $447 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended December 31, 2005 there were no conversions of Series D Convertible Preferred Stock. During the three month period ended December 31, 2004 certain preferred stockholders converted 2,520 shares of Series D Convertible Preferred Stock, including accrued dividends, for 7,012 shares of common stock. During the nine month periods ended December 31, 2005 and 2004 certain preferred stockholders converted 43,080 and 2,520 shares of Series D Convertible Preferred Stock, including accrued dividends, for 121,324 and 7,012 shares of common stock, respectively.

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

Series E Convertible Preferred Stock - On December 13, 2005, the Company completed a private placement of 133,600 shares its Series E Convertible Preferred Stock, $0.01 par value ("Series E Stock") at $25.00 per share, which resulted in gross proceeds to the Company of approximately, $3,340,000, or $3,286,000 of additional equity capital (net of approximately $54,000 of cash offering costs). Each purchaser of the Series E Stock was granted (i) an option to purchase, at $25.00 per share, up to an additional 25% of the number of shares of Series E Stock purchased on December 13, 2005 (the option period will terminate on March 10, 2006) and (ii) a warrant to purchase one share of common stock for each $40 of Series E Stock purchased on December 13, 2005. The warrants are exercisable during the three-year period commencing on December 13, 2005, at an exercise price of $10.00, subject to adjustment for stock splits, dividends and similar events.

On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $10,432 of accrued preferred stock dividends as of December 31, 2005. Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $7.04 conversion price (the "Conversion Price E"), subject to certain adjustments, as defined in the Series E Certificate of Designation.

The Company may at any time, require that any or all outstanding shares of Series E Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series E Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series E Convertible Preferred Stock upon a mandatory conversion by us is determined by (i) dividing the Liquidation Price by the Conversion Price E provided that the closing bid price for the Company's common stock exceeds $10.56 for 20 out of 30 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price E. The Conversion Price E is subject to certain adjustments, as defined in the Certificate of Designation.

The Series E Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends. Each issued and outstanding share of Series E Convertible Preferred Stock shall be entitled to
3.5511 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series E Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

The Company will, on December 13, 2008, at the Company's election, (i) redeem the Series E Convertible Preferred Stock plus any accrued and unpaid interest for cash, (ii) convert the Series E Convertible Preferred Stock and any accrued and unpaid interest into common stock , or (iii) redeem and convert the Series E Convertible Preferred Stock in any combination of (i) or (ii).

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

Common Stock Options - At the stockholders' meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. During the three and nine month periods ended December 31, 2005, no and 76,834 options previously granted under the 2000 Stock Incentive Plan, respectively, expired and were available to be reissued. No options expired in the three and nine month periods ended December 31, 2004. As of December 31, 2005, there were a total of 1,042,584 shares available for grant.

The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and generally expire after five or ten years. During the three and nine month periods ended December 31, 2005, the Company issued 45,000 and 75,000 options, respectively, to purchase shares of common stock to certain new employees, while for the three and nine month periods ended December 31, 2004, 165,000 and 322,000 options, respectively, were issued to employees and directors. During the three and nine month periods ended December 31, 2005, 16,872 and 43,800 non compensatory options were exercised with an average exercise price of $1.45 and $2.13, respectively, while for the three and nine month periods ended December 31, 2004 no non compensatory options were exercised.

At the stockholders' meeting held December 16, 2005, the stockholders approved a third amendment to the Company's 2000 Stock Incentive Plan which permits the board of directors, or an independent committee thereof, to amend, subject to the board' or committee's initial authority, the terms of outstanding awards granted under the 2000 Plan. During the three month period ended December 31, 2005, 35,000 non compensatory options with an expiry date of December 23, 2005 were extended to December 23, 2010 resulting in a SFAS 123 charge of approximately $159,000.

Compensatory Options Granted - During the three and nine month periods ended December 31, 2005 the Company issued no options to non employees and recognized expense of approximately $8,000 and $27,000, respectively, related to certain options issued during prior years which vest over a four year service period, while for the three and nine month periods ended December 31, 2004, the Company issued zero and 20,000 options, respectively, to purchase shares of common stock to non employees and recognized expense of approximately $19,000 and $322,000, respectively, related to these options and certain options issued during prior years which vest over a four year service period. The expense was determined based on the estimated fair value of the options issued using the Black-Scholes option valuation model.

On May 28, 2004, options to purchase 18,517 shares with an exercise price of $0.4649 per share were exercised on a cashless basis. Based on the fair market value calculated as of the date of exercise, the option holder received 18,000 shares of common stock.

On July 1, 2005, options to purchase 18,744 shares with an exercise price of $0.4649 per share were exercised on a cashless basis. Based on the fair market value calculated as of the date of exercise, the option holder received 18,000 shares of common stock.

The 20,000 stock options issued during the nine month period ended December 31, 2004 were granted to a consultant on May 12, 2004 as compensation for services to develop relationships with Tsinghua University. Tsinghua University has committed resources from its Department of Biological Sciences and Biotechnology to assist the Company in its pre-clinical and clinical trials of the Company's drug candidates targeting tuberculosis and diabetes in China.

Warrants - During the three month periods ended December 31, 2005 and 2004, warrants to purchase 50,000 and 56,000 shares, respectively, of common stock were exercised, resulting in proceeds to the Company of approximately $405,000 and $336,000, respectively. During the nine month period ended December 31, 2005, warrants to purchase 51,800 shares of common stock were exercised, resulting in proceeds to the Company of approximately $417,000 while for the nine month period ended December 31, 2004, warrants to purchase 76,390 shares of common stock were exercised, resulting in proceeds to the Company of approximately $442,000. Additionally, on May 11, 2004, a warrant holder exercised a warrant to purchase 21,400 shares of common stock at an exercise price of $16.00 per share on a cashless basis. Based on the fair market value calculated as of the date of exercise, the warrant holder received 4,390 shares of common stock.

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

In connection with services rendered to us, effective July 13, 2005, the company issued to an investment bank and two of its affiliates, warrants to purchase 100,000 shares of our common stock. The warrants are exercisable at $13.11 per share (the exercise price was set by calculating a 15% premium over the Company's common stock volume weighted average price for the 10 day period immediately preceding July 12, 2005). The warrants are exercisable beginning on July 13, 2006 through July 12, 2010. The Company may redeem any outstanding warrants, at $0.01 per share underlying each warrant, upon 30 day prior notice if at any time prior to the expiration of the warrant the market closing price of the Company's common stock meets or exceeds $26.22 for 20 consecutive trading days. The warrant holder may exercise the warrant, pursuant to its terms, during the 30 day notice period.

On November 2, 2005, the Company's board of directors approved a reduction in the exercise price of 125,000 warrants given to Fulcrum Holdings of Australia from $15.00 to $8.80 while concurrently shortening the expiry date from December 23, 2005 to November 5, 2005. The Company has recorded a non-cash charge during the three month period ended December 31, 2005 of $125,000, determined using the Black-Scholes option pricing model. Fulcrum Holdings exercised 35,000 warrants resulting in proceeds to the Company of $308,000. The remaining 90,000 warrants expired.

In connection with the Series E Convertible Preferred Stock offering of December 13, 2005, the Company entered into an Introductory Agreement with Ableguard Investment Limited ("Ableguard") pursuant to which Ableguard assisted the Company to identify qualified investors. For its services, the Company granted to Ableguard a warrant to purchase 68,000 shares of common stock. The warrant is exercisable during the three-year period commencing on December 13, 2005, at an exercise price of $10.00, subject to adjustment for stock splits, dividends and similar events.

Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R is effective for all interim or annual periods beginning after the Company's next fiscal year ending March 31, 2006. The Company has not yet adopted this pronouncement and is evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows. The Company continues to adhere to the disclosure-only provisions of SFAS No. 123, and applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans.

During the three and nine month periods ended December 31, 2005, the Company issued 45,000 and 75,000 options, respectively, to certain new employees while for the three and nine month periods ended December 31, 2004, 165,000 and 322,000 options, respectively, were issued to employees or directors. If the Company had recognized compensation expense for the options granted and or vesting during the three and nine months ended December 31, 2005 and 2004, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:


                                                             Three Months Ended                 Nine Months Ended
                                                               December 31,                        December 31,
                                                       -----------------------------       -------------------------------
                                                           2005              2004             2005               2004

Net loss attributable to common shareholders -
 as reported                                           $ (4,091,771)     $ (6,483,753)     $(12,859,504)     $(11,347,583)

Add: stock-based compensation expense to
 employees and directors included in reported
 net loss                                                        --                --                --                --

Deduct: total stock-based compensation expense
 determined under fair value method for awards to
 employees and directors                                   (928,850)         (904,251)       (2,957,757)       (2,477,995)
                                                      --------------    --------------    --------------    --------------
Net loss attributable to common stockholders -
 pro forma                                             $ (5,020,621)     $ (7,388,004)     $(15,817,261)     $(13,825,578)
                                                      =============      =============     =============     =============
Basic and diluted net loss per share attributable
 to common stockholders - as reported                  $      (0.35)     $      (0.60)     $      (1.11)     $      (1.08)
                                                      =============      =============     =============     =============
Basic and diluted net loss per share attributable
 to common stockholders - pro forma                    $      (0.43)     $      (0.68)     $      (1.37)     $      (1.32)
                                                      =============      =============     =============     =============


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

During the three and nine month periods ended December 31, 2005, the Company expensed approximately $253,000 and $718,000, respectively, of other payments to UNC and certain other Scientific Consortium universities for patent related costs and other contracted research. For the corresponding periods ended December 31, 2004, the Company expensed approximately $190,000 and $494,000, respectively. Total payments expensed to UNC and certain other Scientific Consortium universities were approximately $253,000 and $718,000 during the three and nine months ended December 31, 2005. For the corresponding periods ended December 31, 2004, the Company expensed approximately $208,000 and $527,000, respectively. Included in accounts payable as of December 31, 2005 and March 31, 2005, were approximately $65,000, and $136,000, respectively, due to UNC and certain other Scientific Consortium universities.

In July 2004, the Company was awarded an SBIR grant from the NIH of $107,000 as a grant to research on "Aromatic Dication Prodrugs for CNS Trypanosomiasis." No revenues or expenses occurred during the three month period ended December 31, 2005 from this grant. During the nine month period ended December 31, 2005, the Company recognized approximately $44,000 revenues and approximately $44,000 expenses from this grant. During the three month period ended December 31, 2004, the Company recognized revenues of approximately $63,000 and expensed payments of approximately $18,000. During the nine month period ended December 31, 2004, the Company recognized revenues of approximately $63,000 and expensed payments of approximately $63,000. Approximately $33,000 of the grant was paid to UNC and certain other Scientific Consortium members for contracted research related to the grant.

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

During the three and nine months ended December 31, 2005, approximately $786,000 and $2,484,000 was utilized for clinical and research purposes conducted and expensed, respectively. During the three and nine months ended December 31, 2004, approximately $769,000 and $2,335,000 was utilized for clinical and research purposes conducted and expensed, respectively. The Company has recognized revenues of approximately zero and $869,000 during the three and nine months ended December 31, 2005, respectively. The Company has recognized revenues of approximately zero and $1,465,000 during the three and nine months ended December 31, 2004, respectively. At December 31, 2005, the Company has nothing recorded as deferred revenue with respect to this agreement.

On November 26, 2003, the Company entered into a testing agreement ("Testing Agreement") with Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC, pursuant to which the Company, with the support of MMV and UNC, conducted a proof of concept study of the dicationic drug candidate DB289 for the treatment of malaria.

Under the terms of the Testing Agreement, MMV committed to pay for human clinical trials and, subject to certain milestones, regulatory preparation and filing costs for the approvals to market DB289 to treat malaria. In return for MMV's funding, the Company is required, when selling malaria drugs derived from this research into "malaria-endemic countries," as defined, to sell such drugs at affordable prices. An affordable price is defined in the Testing Agreement to mean a price not to be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. There are no price constraints on product sales into non-malaria-endemic countries. The Company must, however, pay to MMV a royalty not to exceed 7% of net sales, as defined, on product sales into non-malaria-endemic countries, until the amount funded under the Testing Agreement and amounts funded under a related discovery agreement between MMV and UNC is refunded to MMV at face value. The Company and MMV agreed to terminate the Testing Agreement effective as of February 10, 2006.

The Company and MMV have agreed to focus their collaborative efforts on a next generation therapy for treatment of malaria which we believe will include a dication drug from the Company's platform technology, in combination with another anti-malarial drug in MMV's portfolio, a compound known as AQ13.

The Company recognized revenues of approximately $965,000 and $2,411,000 during the three and nine month periods ended December 31, 2005, respectively, for expenses incurred related to activities within the scope of the Testing Agreement. For the corresponding periods ended December 31, 2004, the recognized revenues and expenses were approximately $262,000 and $1,359,000, respectively. The Company received approximately $2,613,000 during the nine month period ended December 31, 2005, aggregating to approximately $5,636,000 to date under the Testing Agreement. At December 31, 2005, the Company recorded approximately $647,000 as deferred revenue with respect to this agreement.

5. SUBSEQUENT EVENTS

On February 8, 2006, the Company entered into a firm commitment underwriting agreement to sell two million shares of its common stock, $0.01 par value, at $8.00 per share. The Company also granted to the underwriter, pursuant to the terms of the underwriting agreement, a thirty-day option to purchase up to an additional 300,000 shares of common stock at the $8.00 price. The offering is scheduled to close on February 13, 2006. Pursuant to the terms of the underwriting agreement, at the initial closing, the Company will issue two million shares of its common stock for gross proceeds to the Company of $16 million, or approximately $14,730,000 net of underwriter commissions and expenses. If the underwriter exercises its option in full, the Company would receive additional gross proceeds of $2.4 million, which would net to the Company, after underwriting commissions and expenses, approximately an additional $2,232,000.

                                   * * * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in Part I,
Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this quarterly report and in the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "may," "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this quarterly report and in our annual report on Form 10-K, the following (i) we are in an early stage of product development, (ii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development,
(iii) the possibility that we or our collaborators will not successfully develop any marketable products, (iv) the possibility that advances by competitors will cause our product candidates not to be viable, (v) uncertainties as to the requirement that a drug product may not be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug product candidates, (vi) risks relating to requirements for approvals by governmental agencies, such as the U.S. Food & Drug Administration ("FDA") and the FDA's foreign counterparts, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (vii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (viii) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (ix) the possibility that any products successfully developed by us will not achieve market acceptance and (x) other risks and uncertainties not described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to

December 31, 2005, we incurred cumulative net losses of approximately $81,954,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

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

Three Month Period Ended December 31, 2005 Compared with the Three Month Period Ended December 31, 2004.

Revenues under collaborative research and development agreements were approximately $965,000 and $325,000 for the three month periods ended December 31, 2005 and December 31, 2004, respectively. For the three month periods ended December 31, 2005 and 2004, there were no revenues recognized related to a clinical research subcontract between us and The University of North Carolina at Chapel Hill ("UNC"). The UNC clinical research subcontract agreement initiated in March 2001 relates to a grant from a philanthropic foundation (the "Foundation") to UNC to develop new drugs to treat trypanosomiasis (African sleeping sickness) and leishmaniasis. For the three month period ended December 31, 2005, there were revenues recognized of approximately $965,000 related to the testing agreement with the Medicines for Malaria Venture ("MMV"), compared to revenues of $262,000 for the period ended December 31, 2004. The MMV testing agreement was effective as of November 26, 2004 and terminates effective as of February 10, 2006. For the three month period ended December 31, 2005, there were no revenues recognized relating to an SBIR grant, compared to $63,000 for the three month period ended December 31, 2004. Grant and research and development agreement revenue is recognized as earned when the research and development is complete under the terms of the respective agreements, according to Company estimates. Research and development and grant funds received prior to completion of the related services or tasks are recorded as deferred revenues.

Research and development expenses increased to approximately $2,825,000 from approximately $1,441,000 for the three month periods ended December 31, 2005 and December 31, 2004, respectively. Expenses related to the MMV testing agreement increased from $261,000 in the three month period ended December 31, 2004 to approximately $823,000 in the three month period ended December 31, 2005. Expenses relating to the clinical research subcontract with UNC increased from approximately $769,000 in the three month period ended December 31, 2004 to approximately $786,000 for the three month period ended December 31, 2005. Other pre-clinical and clinical trial expenses for the three month period ended December 31, 2005 increased by approximately $805,000 from the corresponding three month period in 2004 due to the increased costs in anticipation of the Phase III trial in PCP.

General and administrative expenses decreased for the three month period ended December 31, 2005 to approximately $2,144,000 from approximately $5,271,000 for the corresponding three month period ended December 31, 2004. The decrease in general and administrative expenses was primarily due to a decrease in non-cash expenses for common stock, stock options and warrant issuances in the three month period ended December 31, 2005 of approximately $125,000 as compared to non-cash stock issuance in the three month period ended December 31, 2004, of approximately $3,498,000. Non-cash expenses (1) for the three month period ended December 31, 2005 included approximately $125,000 related to stock and warrant issuances, as compared to (2) for the three month period ended December 31, 2004, which included approximately $3,497,000 primarily related to charges for the extension of the exercise term of warrants to purchase 750,000 shares of common stock originally issued to RADE Management. Legal fees increased from approximately $504,000 during the three month period ended December 31, 2004 to approximately $750,000 for the three month period ended December 31, 2005. Each of accounting and patent fees decreased from approximately $35,000 and $88,000 for the three month period ended December 31, 2004, to $28,000 and $67,000, respectively, for the same period ended December 31, 2005. Contract services and public relations fees increased from approximately $347,000 to approximately $457,000 during the three month periods ended December 31, 2004 and December 31, 2005, respectively. Business travel and insurance expenses decreased by approximately $48,000 over the same periods. Other general and administrative expenses decreased from approximately $233,000 for the three month period ended December 31, 2004 to approximately $182,000 for the three month period ended December 31, 2005.

Interest income for the three month period ended December 31, 2005 was approximately $21,000. Interest income for the three month period ended December 31, 2004 was approximately $48,000. The decrease in interest income is due to a decrease in available funds invested while the interest rate paid on invested funds remained relatively unchanged. We had no interest expense during the three month period ended December 31, 2005 and December 31, 2004.

We incurred a net loss of approximately $3,983,000 for the three month period ended December 31, 2005 as compared with a net loss of approximately $6,339,000 for the three month period ended December 31, 2004. The decrease in net loss was due primarily to a decrease in general and administrative expenses which was predominately attributable to non-cash expenses in the three month period ended December 31, 2004 related to stock and warrant issuances for services.

Nine Month Period Ended December 31, 2005 Compared with the Nine Month Period ended December 31, 2004.

Revenues under collaborative research and development agreements were approximately $3,324,000 and $2,887,000 for the nine month periods ended December 31, 2005 and December 31, 2004, respectively. For the nine month period ended December 31, 2005 there were revenues recognized of approximately $869,000 relating to the clinical research subcontract with UNC, and approximately $2,411,000 relating to the testing agreement with MMV, while for the nine month period ended December 31, 2004, there were revenues recognized of approximately $1,465,000 relating to the clinical research subcontract and approximately $1,359,000 relating to the MMV testing agreement. Additionally, for the nine month period ended December 31, 2005, there were revenues recognized of approximately $44,000 relating to an SBIR grant compared to $63,000 during the nine month period ended December 31, 2004.

Research and development expenses increased to approximately $7,767,000 during the nine month period ended December 31, 2005 from approximately $4,715,000 in the nine month period ended December 31, 2004. Expenses relating to the clinical research subcontract with UNC increased from approximately $2,331,000 in the nine month period ended December 31, 2004 to approximately $2,479,000 for the nine month period ended December 31, 2005. Expenses related to the MMV testing agreement for the nine month period ended December 31, 2005 were approximately $2,403,000, as compared to $1,354,000 for the same period in 2004. Expenses relating to pre-clinical and clinical trial costs related primarily to Pneumocystis pneumonia increased from approximately $138,000 in the nine month period ended December 31, 2004 to approximately $1,670,000 in the nine month period ended December 31, 2005. Pneumocystis pneumonia trial expenses were related primarily to Phase II clinical trial patient enrollment, corresponding sample analysis costs, and preparation for entry into Phase III. Other pre-clinical and clinical trial expenses for the nine month period ended December 31, 2005 increased by approximately $323,000 from the corresponding nine month period in 2004.

      General and administrative expenses decreased during the nine month period ended December 31, 2005 to approximately $8,206,000 from approximately $9,163,000 for the nine month period ended December 31, 2004. The decrease in general and administrative expenses was primarily due to a decrease in non-cash expenses for common stock, stock options and warrant issuances in the nine month period ended December 31, 2005 of approximately $151,000 as compared to non-cash stock issuance in the nine month period ended December 31, 2004 of approximately $4,773,000. Non-cash expenses (1) for the nine month period ended December 31, 2005 included (i) approximately $26,000 for a settlement with John Lux, and (ii) approximately $125,000 for the acceleration of a warrant expiration and price reduction of a Fulcrum Holdings of Australia warrant to compel exercise, as compared to (2) for the nine month period ended December 31, 2004, which included (i) approximately $4,530,000 for the extension of the exercise term of warrants to purchase 975,000 shares of common stock originally issued to RADE management, (ii) approximately $233,000 for the issuance of options to purchase 20,000 shares of common stock issued to an individual to assist in developing relationships with Tsinghua University in China, and (iii) approximately $10,000 relating to the cashless exercise of warrants issued to underwriters in connection with the Company's initial public offering. Patent expenses increased from approximately $258,000 in the nine month period ended December 31, 2004 to approximately $370,000 during the nine month period ended December 31, 2005. Legal fees increased from approximately $1,060,000 in the nine month period ended December 31, 2004, to approximately $4,125,000 during the nine month period ended December

31, 2005. The increase in legal fees was primarily attributable to legal fees related to the arbitration with Neurochem. Argument in that proceeding concluded in September 2005. For the nine month period ended December 31, 2005 compared to the nine month period ended December 31, 2004, payroll and payroll related expenses increased by approximately $265,000 primarily due to increased staffing; related business travel, insurance and contract services increased by approximately $499,000 over the same period. Expenses relating to Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech Hong Kong decreased to approximately $154,000 for the nine month period ended December 31, 2005 from approximately $336,000 for the nine month period ended December 31, 2004. Other general and administrative expenses decreased approximately $94,000 during the same periods.

Interest income for the nine month period ended December 31, 2005 was approximately $121,000. Interest income for the nine month period ended December 31, 2004 was approximately $84,000. The increase in interest income is due to an increase in average funds invested and an increase in the interest rate paid on invested funds. We had no interest expense during the nine month period ended December 31, 2005 and December 31, 2004.

We incurred a net loss of approximately $12,527,000 for the nine month period ended December 31, 2005 as compared with a net loss of approximately $10,906,000 for the nine month period ended December 31, 2004.

Liquidity and Capital Resources

During the three and nine month periods ended December 31, 2005, cash and cash equivalents were primarily invested in a money market mutual fund. Unrestricted cash and cash equivalents were approximately $1,926,000 as of December 31, 2005 and restricted funds on deposit were approximately $1,019,000.

The Company has a working capital deficit of $421,913 as of December 31, 2005 compared to working capital of $8,068,771 as of March 31, 2005. The reduction in working capital of $8,490,684 is a result of higher than anticipated legal costs of $4,124,968 incurred primarily in connection with the resolution of the disputes described below along with the Company's ongoing efforts to develop drug candidates.

To date, the Company has spent a substantial amount of cash resources on legal costs in respect of its suit against Neurochem. Pursuant to the terms of the Confidentiality, Testing and Option Agreement between Immtech and Neurochem dated April 22, 2002, each party is to bear its own attorneys' fees and costs during an arbitration. In accordance with the ICC Rules which govern the proceeding, however, the Arbitral Tribunal may award recovery of such attorneys' fees and costs to the prevailing party. Management believes that it has the potential to recover some or all of the legal costs it expended in resolution of the disputes described herein. Future legal costs are not expected to be significant as the argument portion of the above described arbitration ended on September 20, 2005.

There were equipment expenditures of approximately $4,000 for the three month period ended December 31, 2005 as compared to equipment expenditures of approximately $39,000 for the three month period ended December 31, 2004. During the nine month periods ended December 31, 2005 and December

31, 2004, equipment purchases were approximately $54,000 and $99,000, respectively.

We periodically receive cash from the exercise of common stock options. During the three month period ended December 31, 2005, 16,872 options were exercised and during the nine month period ended December 31, 2005, options to purchase 62,544 shares of common stock were exercised, which included 18,744 on a cashless basis, resulting in aggregate payments to us of $24,525 and $93,191. During the three and nine month periods ended December 31, 2005, warrants to purchase 50,000 and 51,800 shares of common stock, respectively, were exercised resulting in aggregate payments to us of $405,050 and $416,696.

Through December 31, 2005, we have financed our operations with:

o proceeds from various private placements of equity securities, an initial public offering, a secondary public offering, exercises of stock options and warrants and other cash contributed from stockholders, which in the aggregate raised approximately $54,700,000;

o funding from research agreements, foundation grants, SBIR grants and Small Business Technology Transfer Program grants and testing agreements of approximately $20,513,000; and

o     the use of stock, options and warrants in lieu of cash compensation.

We have focused or efforts and used our cash resources primarily to develop drug product candidates (including sponsored research) pursuant to the terms of (1) an agreement, dated January 15, 1997, (the "Consortium Agreement"), among us, and UNC (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium and (2) a recently completed agreement, dated November 26, 2003, among us, UNC, and the Medicines for Malaria Venture ("MMV"). Preparations are also underway to commence Company sponsored clinical programs that include human clinical trials for the treatment of PCP at multiple locations in North and South America. Over the next several years we expect to incur additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

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

The Company is currently actively involved in discussions to obtain additional funds through its traditional funding sources along with the potential recovery of legal costs from the resolution of disputes described earlier in this document. The Company believes that it will be able to obtain the necessary funding to meet its planned expenditures from December 31, 2005 through the next twelve-month period, although there can be no assurance we will be able to acquire the funds for current planned expenditures or that additional funds will not be required.

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

Disclosures and Procedures.

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

We have not made any material changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Gerhard Von der Ruhr v. Immtech International, Inc. et al

On December 19, 2005, the Court held a final pre-trial conference. The Court ordered plaintiffs to file, by January 23, 2006, a supplement to their response to the Company's Motion in Limine to Exclude Gerhard Von der Ruhr's Testimony. A hearing on the Company's motion is scheduled for April 7, 2006. No trial date has been set.

Except as noted above and in Part I, Item 3, Legal Proceedings, of our Form 10-K filed on June 14, 2005, we are not aware of any pending litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Common Stock.

None

Option Exercises.

On November 14, 2005, a holder exercised an option to purchase 8,000 shares which were exercisable at $2.55 per share resulting in proceeds to the Company of $20,400.

On November 17, 2005, a holder exercised an option to purchase 8,872 shares which were exercisable at $0.46 per share resulting in proceeds to the Company of $4,125.

Conversion of Series B Preferred Stock to Common Stock.

On November 17, 2005, a holder of Series B Convertible Preferred Stock, $0.01 par value ("Series B Stock") converted 5,261 shares of Series B Stock into 32,997 shares of common stock.

Preferred Stock Dividend Payment.

On October 15, 2005, we issued 18,973 shares of common stock in the aggregate as preferred stock dividends to the holders of outstanding shares of our Series A Stock, Series B Stock, Series C Stock and Series D Stock, pro rata, based on the number of the shares of preferred stock held.

Warrant Exercises.

The table below sets forth dates, shares of common stock purchased, exercise prices paid and aggregate consideration received by us in connection with warrant exercises during the quarter and prior to the filing of this quarterly report on Form 10-Q.

                        Shares of Common        Per Share           Aggregate
  Date                   Stock Purchased      Exercise Price      Consideration
  ----                   ---------------      --------------      -------------
         11/2/05               35,000           $8.80            $308,000
        11/10/05                5,000           $6.47             $32,350
        11/14/05               10,000           $6.47             $64,700
                              --------                          ----------
                               50,000           $8.10            $405,050
Use of Proceeds.

We intend to use the proceeds from the exercise of warrants for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.



                           Votes of the Stockholders.

We held our Annual Meeting on December 16, 2005 at the Hyatt Regency O'Hare in Rosemont, Illinois. The following matters were presented to, and all were approved or ratified by, the stockholders: (1) election of seven directors to serve until the next annual meeting of the stockholders, (2) Proposal No. 1 - to authorize the board of directors to amend the Company's certificate of incorporation to change the Company's name to "Immtech Pharmaceuticals, Inc." from "Immtech International, Inc.", (3) Proposal No. 2 - to authorize the board of directors to amend the Company's certificate of incorporation to effect, on or before December 15, 2007, a forward split of the Company's common stock of up to three shares for each one share outstanding as of the record date for the stock split, (4) Proposal No. 3 - to approve an amendment to the Immtech International, Inc. 2000 Stock Incentive Plan, as amended and restated, (the "2000 Plan") to permit the board of directors, or an independent committee thereof, to amend the terms of outstanding awards granted under the 2000 Plan and (5) Proposal No. 4 - to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending March 31, 2006. The results of the votes are as follows:

The following individuals were               Votes                 Authority
elected Directors by the Shareholders:        For                   Withheld
                                       --------------------- ------------------
T. Stephen Thompson                         7,719,105              1,277,972
Cecilia Chan                                7,695,714              1,301,636
Harvey M. Colten, M.D.                      8,252,849                744,228
Judy Lau                                    8,469,925                527,152
Levi Lee, M.D.                              8,520,704                476,373
Eric L. Sorkin                              8,643,784                353,293
Frederick W. Wackerle                       8,092,933                904,144

                                      Votes       Votes
                                       For       Against   Abstain*  Non-Votes**
                                    ---------  ---------   --------  -----------

Proposal 1 - Name Change            8,933,724     46,618    16,735       n/a

Proposal 2 - Stock Split            8,591,816    369,329    35,932       n/a

Proposal 3 - Amendment of the 2000
Stock Incentive Plan                2,463,951  1,808,610   243,409    4,481,107

Proposal 4 - Ratification of
Deloitte & Touche LLP as
independent auditors                8,603,440    167,148   226,489       n/a

* Per proxy statement, abstentions are considered votes against.
** Per proxy statement, non-votes are not entitled to vote.

Item 5.  Other Information.

Employee Update

In the nine months ended December 31, 2005, and to date, we have added six new employees. Our new hires include Vice President Discovery Programs, Director Clinical Operations, Director Regulatory Operations, Director Commercial Development, Vice President, General and IP Counsel, and Senior Clinical Project Manager. With our new hires, our staff has increased to 24 employees, 13 of whom hold advanced degrees, 13 of whom work in support of clinical trials, research and development and regulatory compliance and the other 11 work in general and administrative capacities which includes business development, investor relations, finance, legal and administration.

Underwriting Agreement

On February 8, 2006, the Company entered into a firm commitment underwriting agreement to sell two million shares of its common stock, $0.01 par value, at $8.00 per share. The Company also granted to the underwriter, pursuant to the terms of the underwriting agreement, a thirty-day option to purchase up to an additional 300,000 shares of common stock at the $8.00 price. The offering is scheduled to close on February 13, 2006. Pursuant to the terms of the underwriting agreement, at the initial closing, the Company will issue two million shares of its common stock for gross proceeds to the Company of $16 million, or approximately $14,730,000 net of underwriter commissions and expenses. If the underwriter exercises its option in full, the Company would receive additional gross proceeds of $2.4 million, which would net the Company, after underwriting commissions and expenses, approximately an additional $2,232,000 of proceeds.

Item 6.  Exhibits.

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

                                         IMMTECH INTERNATIONAL, INC.



Date:  February 9, 2006                  By:   /s/ Eric L. Sorkin
                                            ------------------------------------
                                            Eric L. Sorkin
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:  February 9, 2006                  By:   /s/ Gary C. Parks
                                            ------------------------------------
                                            Gary C. Parks
                                            Treasurer, Secretary and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)