Form 10-K
period 2006-03-31
IMMTECH PHARMACEUTICALS, INC.
filed 2006-06-14
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2006.

|__| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from [__] to [__].

                        Commission file number 000-25669

                          IMMTECH PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                 39-1523370
---------------------------------------    -------------------------------------
   (State or Other Jurisdiction of           (I.R.S. Employer Identification
    Incorporation or Organization)                         No.)

         One North End Avenue
          New York, New York                              10282
---------------------------------------    -------------------------------------
   (Address of Principal Executive                      (Zip Code)
               Offices)

Registrant's telephone number, including area code: (847) 573-0033

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $0.01 per share
               -------------------------------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                -------------------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |__| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |__| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large
Accelerated Filer |__|      Accelerated Filer |X|     Non-accelerated Filer |__|

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes |__| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $129,219,256.

As of June 9, 2006, the total number of shares of the registrant's common stock outstanding was 13,995,666 shares.

Documents incorporated by reference. None.

                          IMMTECH PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                         Page

                                     PART I.

ITEM 1.     BUSINESS.........................................................1

ITEM 1A.    RISK FACTORS....................................................31

ITEM 2.     PROPERTIES......................................................47

ITEM 3.     LEGAL PROCEEDINGS...............................................47

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............48

                                    PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.........................................................48

ITEM 6.     SELECTED FINANCIAL DATA.........................................52

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...........................................54

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......67

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................67

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE............................................67

ITEM 9A     CONTROLS AND PROCEDURES.........................................67

ITEM 9B     OTHER INFORMATION...............................................68

                                    PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............69

ITEM 11.    EXECUTIVE COMPENSATION..........................................74

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.....................................79

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................83

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................83

                                    PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.....................................................84

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "may," "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this annual report, the following: (i) we are in an early stage of product development, (ii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iii) the possibility that we or our collaborators will not successfully develop any marketable products, (iv) the possibility that advances by competitors will cause our drug candidates not to be viable, (v) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug candidates, (vi) risks relating to requirements for approvals by governmental agencies, such as the Food and Drug Administration, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our drug candidates successfully, (vii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (viii) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (ix) the possibility that any products successfully developed by us will not achieve market acceptance and (x) other risks and uncertainties that may not be described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I.

                                ITEM 1. BUSINESS

A.    Business Overview

      Immtech Pharmaceuticals, Inc. is dedicated to developing and commercializing drugs for infectious diseases. We target diseases with significant unmet medical need and well-defined endpoints that can be evaluated in clinical trials of relatively short duration. Our first drug candidate, pafuramidine maleate ("pafuramidine"), also known as DB289, is currently in two Phase III clinical trials, one for the treatment of Pneumocystis pneumonia ("PCP") in patients with HIV/AIDS and the other for the treatment of African sleeping sickness (human African trypanosomiasis). These Phase III trials are based on Proof-of-Concept Phase II trials, which demonstrated DB289's tolerability and efficacy to treat these serious infectious diseases. The design and planned analyses for each of our Phase III clinical trials were preapproved by the United States Food and Drug Administration ("FDA") under Special Protocol Assessments. Our development program for pafuramidine maleate for treating African sleeping sickness has been designated "fast-track" by the FDA and is sponsored in full through grants to our scientific consortium from The Bill and Melinda Gates Foundation (the "Foundation").

      Our strategy is to develop and commercialize a pipeline of new oral drugs to treat infectious diseases and other disorders. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the WHO. Relatively few new drugs for the treatment of infectious diseases have been brought to market during this period. New drugs are needed to overcome the health risks of multi-drug resistant strains and the increasing number of new pathogens that are causing these diseases.

      We recently completed a Phase IIb clinical trial using pafuramidine to treat malaria. The development of pafuramidine for malaria treatment through the Phase IIb trial was sponsored by Medicines for Malaria Ventures ("MMV"). MMV completed its sponsorship of pafuramidine during our past fiscal year.

      Additionally, we are planning a Phase II malaria challenge trial to assess the efficacy and safety of pafuramidine for malaria prophylaxis. This trial, which we plan for late 2006, is designed to assess whether pafuramidine treats malaria infection in the liver. In a challenge trial, healthy volunteers are exposed to mosquitoes infected with a well-characterized strain of malaria that is readily treated with chloroquine. The volunteers will be administered pafuramidine or a placebo prior to being exposed to the mosquitoes and monitored for symptoms of malaria (for more details on the challenge trial, see "Pafuramidine for Malaria Prophylaxis" below). Subsequent studies in this indication are currently being designed by the Company.

      We have finalized the chemistry for the synthesis of the pafuramidine drug substance and have demonstrated the process at the kilogram scale. Scale-up to commercial production is in progress at a contract GMP manufacturing plant. The pafuramidine tablet formulation that is in use in our current two Phase III clinical studies will be scaled up for further clinical trials and ultimately for commercial use.

      The lead compound in our newest clinical program for malaria treatment, AQ13, is a "4-aminoquinoline" that was initially developed by our research partners at Tulane University. AQ13 is currently in Phase I clinical trials and is planned for development as a combination therapy for treatment of malaria with other compounds from Immtech's library of compounds. Immtech has an exclusive license to develop, manufacture and commercialize a group of 4-aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases.

      Approximately 20 kg of the AQ13 drug substance has been produced at a GMP manufacturing plant. We have produced kilogram quantities of AQ13 that are reserved for future pre-clinical and clinical studies. We are currently working to optimize the AQ13 manufacturing process to produce larger scale batches for future clinical and commercial needs. The development of AQ13 and combination compounds for malaria is sponsored by MMV.

      In addition to pafuramidine and AQ13, Immtech has licenses to develop and commercialize an expanding library of compounds, some of which are in early stages of targeting fungal infections, hepatitis C and other serious diseases. Our initial in vitro and in vivo assessments have identified several potential lead compound candidates for each of these indications. We continue to test compounds to identify optimum lead candidates to move into preclinical testing and subsequent human clinical and commercial development.

      Immtech maximizes its research spending by collaborating with academia and foundations, and designing cost effective clinical trials targeting indications amenable to shorter duration treatments with well-defined endpoints. Our first drug candidate, pafuramidine, and several candidates in our discovery program, were discovered and initially evaluated by our research partners at The University of North Carolina at Chapel Hill ("UNC-CH"), Georgia State University ("Georgia State"), Duke University and Auburn University. We have exclusive worldwide licenses to develop and commercialize compounds discovered and patented by scientists at these universities, and we have access to a large library of compounds made by scientists at the above universities. We call these scientists, and others from whom we have rights to commercialize technology discovered or developed by them, our Consortium Scientists. Our license rights include 150 issued domestic US and foreign patents that cover many classes of novel chemical compounds.

      A predecessor of our Company was incorporated under the laws of the State of Wisconsin on October 15, 1984, and subsequently merged into the current Delaware Corporation on April 1, 1993. We began the development of drugs to treat infectious disease in 1997. Our executive offices are in New York, located at One North End Avenue, New York, New York 10282, telephone number (212) 791-2911 or toll-free (877) 898-8038. Our common stock is listed on The American Stock Exchange under the ticker symbol "IMM". Trading on the AMEX commenced on August 11, 2003.

      For the fiscal year ended March 31, 2006, we had revenues of approximately $3.6 million and a net loss of approximately $15.5 million which included non-cash compensation expenses of approximately $0.2 million related to the vesting of common stock options and extensions of common stock warrants during the year. Our management believes we have sufficient capital for our planned operations through our next fiscal year. The Company is a development stage pharmaceutical company that operates as one segment.

      We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the "SEC"), under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our Internet website, http://www.immtechpharma.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Information on our website is not a part of this report.

      Generally, when we use the words "we," "our," "us," the "Company" or "Immtech" in this report, we are referring to Immtech Pharmaceuticals, Inc. and its subsidiaries.

B.    Products and Programs

      We are advancing this calendar year pafuramidine maleate ("DB289") in two Phase III pivotal clinical trials and one Phase II clinical trial. We have several other laboratory discovery programs in progress in which we are testing the safety and potential effectiveness of compounds in vitro and in animal models for various indications, including fungal diseases, tuberculosis and hepatitis C.

      1.    Pafuramidine for Pneumocystis Pneumonia ("PCP") in HIV/AIDS Patients

      PCP is a fungus that overgrows the air sacs in the lungs of people whose immune systems have been significantly suppressed. PCP can cause life-threatening pneumonia. PCP was previously known as Pneumocystis carinii pneumonia and is now called Pneumocystis jiroveci pneumonia. PCP is one of the most common opportunistic infections affecting HIV/AIDS patients. Other populations susceptible to PCP include patients on chemotherapy, organ transplant recipients, and infants with congenital immunosuppression. According to Frost & Sullivan in a 2005 report, an estimated 1 million adults and children are afflicted with PCP worldwide, and approximately 5 million more receive prophylaxis.

      i.    Pivotal Phase III Trial

      Our clinical trials of pafuramidine to treat PCP in patients with HIV/AIDS are being conducted under an Investigational New Drug ("IND") application filed with the FDA. Our Phase III trial is ongoing in the United States and in five Latin American countries. This is a comparative trial versus the current standard of care, trimethoprim-sulfamethoxazole ("TMP-SMX"). The trial's main objectives are to show that efficacy and tolerability of pafuramidine are similar to efficacy and tolerability of TMP-SMX.

      Our Phase III pivotal clinical trial design for using pafuramidine to treat human PCP was established under a Special Protocol Assessment filed with the FDA. A Special Protocol Assessment means that the clinical trial's design and analysis plan has been reviewed and agreed to by the FDA prior to the start of the trial. The trial design is set forth below:


    Clinical Trial              Trial Design / Phase                      End Points                 Sites/Size
    --------------              --------------------                      ----------                 ----------
o  Pafuramidine         o  Phase III pivotal                   o  Primary efficacy -             o  Argentina,
   for treatment of     o  Randomized and double-blind            Clinical success of               Chile,
   PCP                  o  Oral pafuramidine dosed                pafuramidine compared to          Columbia,
                           twice daily (100 mg) for 14 days       TMP-SMX at Day 22                 Mexico, Peru,
                        o  Compared to TMP-SMX dosed 3         o  Safety and                        United States
                           times daily for 21 days                tolerability of pafuramidine
                        o  Both treatment groups are              compared to TMP-SMX            o  Approximately
                           then put on TMP-SMX for PCP         o  Improvement in                    270 patients
                           prophylaxis for another 21 days        clinical signs and symptoms

      We plan to submit a New Drug Application ("NDA") to the FDA (and similar applications with regulatory agencies in the foreign countries listed below) for approval of pafuramidine to treat PCP in patients with HIV/AIDS. Upon receipt of appropriate regulatory approvals, we plan to sell pafuramidine for the treatment of PCP in the United States, Africa, India and other countries where patients are afflicted with the disease.

      We are also considering additional studies to evaluate pafuramidine as a potential drug for PCP prophylaxis. Patients who have completed treatment for PCP or who have been identified to be at risk for PCP are recommended to receive prophylaxis for as long as they remain at risk for PCP. We are currently conducting a study in animals to assess the efficacy of pafuramidine versus TMP-SMX in preventing PCP. Upon completion of the animal study, we plan to initiate a pilot study of PCP prophylaxis with pafuramidine. Patients who have completed treatment for PCP in our Phase 3 trial would be eligible to participate in this study of PCP prophylaxis.

      ii.   Earlier PCP Clinical Trials

      Our pivotal Phase III trial is based on Phase II clinical trial results which we believe demonstrate an acceptable safety profile and efficacy of pafuramidine in treating PCP in HIV/AIDS patients. In 2002, we received approval from the FDA and the Ministry of Health in Peru to commence a pilot Phase II clinical trial of pafuramidine to treat Pneumocystis pneumonia. All clinical patients had AIDS and had failed or were intolerant of standard therapy for PCP prior to enrollment in the trial. Two dosing regimens were studied in this trial; the first 8 patients received 50 mg of pafuramidine twice per day for 21 days; subsequently 27 patients received 100 mg of pafuramidine twice per day for 21 days.

      Results of the Phase II trial demonstrated that the clinical signs and symptoms of PCP improved in all patients treated with pafuramidine, and pafuramidine was well tolerated, with no significant adverse events reported other than those determined by the principal investigator to not be related to the administration of pafuramidine. No patient was given further treatment for PCP during the trial, which included a 3 week follow-up period after completing the 21 day pafuramidine treatment. Patients treated with the higher dosage regimen generally showed faster symptom improvement and required a shorter time to achieve a steady state of drug concentration in the blood. Results of this study were presented in abstract form at the European Congress of Clinical Microbiology and Infectious Diseases, Copenhagen, April 2005.

      2. Pafuramidine for African Sleeping Sickness (Human African Trypanosomiasis) Treatment

      African sleeping sickness is a parasitic disease that is spread by tsetse flies in sub-Saharan Africa. Doctors Without Borders estimates that the geographical range in sub-Sahara Africa where human African sleeping sickness occurs encompasses 36 countries, where more than 60 million people are at risk of contracting the disease. The World Health Organization ("WHO") estimates that there are 300,000 to 500,000 active cases of human African sleeping sickness in central Africa. A current WHO survey reports that an "epidemic situation" for African sleeping sickness exists in the sub-Saharan region of Africa which includes the countries of Angola, Sudan, and the Democratic Republic of the Congo ("DRC"). Existing treatments for

African sleeping sickness can be highly toxic and cannot be administered orally. African sleeping sickness is fatal if not treated.

      i.    Pivotal Phase III Trial

      Pafuramidine is currently in Phase III clinical trials for first stage human African trypanosomiasis caused by Trypanosoma brucei gambiense (West African form of sleeping sickness). If regulatory approval is obtained, pafuramidine would be the first oral therapy for this disease. Pafuramidine is expected to be available in a stable and convenient oral formulation that we expect will allow for treatment to reach more patients than can be reached with currently available injectable drugs.

      We are conducting the Phase III study for the treatment of first stage African sleeping sickness in six clinical sites in DRC, Angola, and Sudan. We intend to collectively enroll approximately 250 first stage patients. First stage means the disease has not reached the patients' central nervous system. Approximately 150 patients have been enrolled to date. No patient has prematurely discontinued study drug treatment due to adverse events to date. One patient died of trypanosomiasis approximately 5 months after treatment for first stage disease. We do not know whether the patient received pafuramidine or pentamidine during the trial, as Immtech is blinded from this information while the trial is ongoing. This patient initially did not report for follow-up testing, but subsequently presented to the hospital with second stage disease (central nervous system involvement), which did not respond to treatment with eflornithine. Current diagnostic methods for staging trypanosomiasis make it difficult to confirm first versus second stage disease with a high level of certainty. It is possible that this patient was already in the second stage of the disease at the time of original diagnosis and during the trial, as the available diagnostic tests for trypanosomiasis may not accurately determine the stage of the disease in all patients .

      Our goal is to complete patient enrollment in the trial by the end of 2006, subject to the identification of appropriate patients, their rate of participation in follow up evaluations, and the political situation in the countries where the study is hosted. We expect that this study will provide the adequate efficacy and safety data required to support regulatory approval for the use of pafuramidine to treat first stage African sleeping sickness.

      Our Phase III pivotal clinical trial design was established under a Special Protocol Assessment with the FDA. A Special Protocol Assessment means the clinical trial protocol and analysis plan were reviewed and agreed to by the FDA prior to the start of the trial. The protocol allows for the inclusion of pregnant women, nursing mothers and adolescents. The FDA has agreed to review our trial data after patient 12 month follow up visits have been completed, and to consider "accelerated approval" at that time. Under the FDA's accelerated approval regulations, the FDA is authorized to approve drugs that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on the basis of an effect on a clinical endpoint other than patient survival (see also "Governmental Regulation" below). Final regulatory approval for the indication requires submission of patients' 24 month follow up data validation of the surrogate endpoint used in the trial (12 month follow up based on clinical and parasitological endpoints). The trial design is set forth below:


    Clinical Trial            Trial Design / Phase                    End Points                   Sites/Size
    --------------            --------------------                    ----------                   ----------
o  Pafuramidine         o  Phase III pivotal               o  Primary efficacy -             o  Democratic
   for the treatment    o  Randomized, sponsor                Clinical and parasitological      Republic of the
   of first stage          blinded to treatment regimen       cure (absence of parasite in      Congo, Angola and
   human African        o  Oral pafuramidine dosed            blood, lymph nodes and CSF)       Sudan
   trypanosomiasis         twice daily (100 mg) for 10        12 months after treatment      o  Approximately
                           days                            o  Secondary - Clinical              250 patients,
                        o  Compared to                        cure 24 months after              including pregnant
                           intramuscular pentamidine          treatment                         women, nursing
                           dosed once daily for 7 days     o  Safety and                        mothers and
                                                              tolerability of pafuramidine      adolescents 12
                                                              compared to pentamidine           years and older

      Our clinical trials of pafuramidine to treat African sleeping sickness are being conducted under an IND application filed with the FDA. The trials are financially supported by a grant to UNC-CH from the Foundation under a Clinical Research Sub-contract (defined in "Funding for African Sleeping Sickness Research and Clinical Trials" below). On April 23, 2004, the FDA granted fast-track drug development designation to use pafuramidine to treat human African sleeping sickness.

      We plan to submit a NDA to the FDA (or similar applications with regulatory agencies in foreign countries) for accelerated approval of pafuramidine to treat African sleeping sickness, if we meet the designated end points in our Phase III pivotal trial as outlined above. Additional studies, including a clinical Phase IV trial may also be required. (See "Governmental Regulation" in this section below)

      If our NDA for pafuramidine to treat African sleeping sickness receives approval from the FDA or another recognized government regulatory agency (pursuant to accelerated approval or otherwise), we intend to apply to the WHO to have pafuramidine listed as a WHO Recommended Drug, and eventually to be included on their Essential Medicines List. We believe inclusion of pafuramidine as a WHO Recommended Drug will enable us to sell pafuramidine to treat African sleeping sickness, while continuing to perform any required post-approval studies. The WHO generally accepts marketing approvals from regulatory agencies in the United States, European Union and Japan, as well as other countries with established regulatory agencies. In addition to becoming a WHO Recommended drug, the distribution of pharmaceutical drugs in sub-Saharan Africa requires individual approval from each country where the drugs are sold. We anticipate a six to nine month lead time to manufacture, receive export clearance and deliver our first drug shipment after receipt of a purchase order pursuant to the above plan, although there could be delays that result in longer lead times.

      ii.   Earlier Phase II African Sleeping Sickness Clinical Trials

      In September 2002, we completed an open-label, non-controlled Phase IIa study of pafuramidine in the DRC to treat African sleeping sickness. Initial results showed that the compound was well tolerated with no significant adverse side-effects and 93% of the patients (27 of 29) treated were cleared of the African sleeping sickness parasite (blood and lymph node samples taken 2 days after completion of treatment were parasite free). Clearance of the parasite at the end of treatment testing was the primary endpoint for this study. Patients evaluated at three and six months after treatment remained parasite free; subsequently, however, five relapses were detected. Follow-up testing for this trial was completed in March 2005, with 76% of the patients at 24 months after treatment (the secondary endpoint for the study) remaining clear of the African sleeping sickness parasite.

      In April 2003, we commenced the first phase of a multi-phase, multi-site Phase II/III randomized, open-label, clinical trial to treat African sleeping sickness with pafuramidine, initially designed to enroll 350 people. The first phase of the study included the testing of 81 patients who were administered twice daily dosing of 100 mg of pafuramidine for five days. Half the patients in this phase of the study received pafuramidine and half the patients received pentamidine intramuscular injections (current standard first line therapy). The clinical trial was conducted in two sites, Maluku and Vanga, in the DRC. Patient monitoring included electrocardiograms, blood sampling for clinical chemistry and hematology parameters, and measures of treatment outcome, including the clearance of parasites from blood, lymph nodes and cerebrospinal fluid (CSF, a fluid that surrounds the brain and spinal cord); for purposes of this paragraph, "cure rate". In February 2004 treatment of the first 81 patients was completed. The results from the initial 81 patients continued to show pafuramidine to be well tolerated with a favorable safety profile. Five patients treated with pafuramidine for 5 days did not clear the parasite from their lymph nodes and received additional treatment. The patients have subsequently completed the 24 month follow-up testing; the "cure rate" for pafuramidine administered for 5 days was 85% and the "cure rate" for pentamidine was 98%.

      Based on the data from the 5-day treatment study with pafuramidine, 30 patients were enrolled into the second phase of the trial and were administered pafuramidine 100 mg twice daily for 10 days in an open-label design. All 30 patients cleared the African sleeping sickness parasite at the end of the treatment period and those returning for testing at the 3-month follow-up, which is the primary endpoint for the trial, remained disease free. No untoward adverse events were reported. Based on these results, we began the Phase III clinical trial in July of 2005. Subsequently, 3 relapses have been reported, with a current "cure rate" of 90%. Patients will continue to be followed through the 24 month follow up evaluations, which will be completed in fourth quarter 2006.

      Results of the Phase II studies were presented in abstract form at the international meeting of Medicine and Health in the Tropics, Marseille, France, September 2005.

      iii.  Funding for African Sleeping Sickness Research and Clinical Trials

      Our development of pafuramidine for treating African sleeping sickness has been supported financially by a grant to UNC-CH (our university consortium drug development partner) from the Foundation. To date, the Foundation has granted to UNC-CH approximately $40 million for the development of pafuramidine to treat this disease; pursuant to the Clinical Research Subcontract, Immtech has received approximately $17.3 million of such funds. This total includes a grant to UNC-CH for $22.6 million in 2006 to complete the Phase III clinical program and commercial development of pafuramidine to treat African sleeping sickness, initiate an expanded access clinical program (expanded access is an FDA mechanism designed to make promising products available as early in the drug evaluation process as possible to patients who do not have other therapeutic options), develop a pediatric formulation for use by infants and children, and test pafuramidine in a pilot program for the East African form of sleeping sickness caused by Trypanosoma brucei rhodesiense.

      In November 2000, the Foundation awarded a $15.1 million grant to a research group led by UNC-CH to develop new drugs to treat human African sleeping sickness and leishmaniasis. The research group led by UNC-CH includes Immtech and, in addition to UNC-CH, five other universities and research centers around the world that collectively employ scientists and physicians considered to be the foremost experts in one or both of these diseases.

      On March 29, 2001, we entered into a clinical research subcontract ("Clinical Research Subcontract") with UNC-CH to advance the work funded by the Foundation's $15.1 million grant. Under the terms of the Clinical Research Subcontract, we are responsible for the oversight of Phase II and Phase III clinical trials of the drug candidate pafuramidine for African sleeping sickness. The terms of the Clinical Research Subcontract require us to segregate the Clinical Research Subcontract funds from our other funds and to use the proceeds only for developing a drug to treat African sleeping sickness.

      In June 2003, the Foundation awarded an additional $2.7 million grant to the UNC-CH led research group to (i) expand the Phase IIb trial of pafuramidine to treat African sleeping sickness into the pivotal multi-phase, multi-site Phase II/III randomized clinical trial described above, (ii) implement an improved method of synthesizing pafuramidine to reduce drug manufacturing costs and (iii) improve the formulation of pafuramidine to facilitate increased drug absorption into blood circulation. Under the Clinical Research Agreement, approximately $1.0 million of the additional grant was paid to us in June 2003 and approximately $1.4 million was paid to us on March 14, 2005 (approximately $1.4 million of the $3.0 million March 14, 2005 payment described below was attributable to our services under the additional grant).

      Effective March 28, 2006, we amended and restated the Clinical Research Subcontract to continue the ongoing Phase III clinical trial of pafuramidine to treat African sleeping sickness and to prepare the drug for commercialization, conduct an expanded access trial, develop a pediatric formulation for infants and children, and test pafuramidine in a pilot study of the East African form of sleeping sickness.

      With the amended and restated Clinical Research Subcontract, we received from the UNC-CH led consortium a five year funding commitment of approximately $13.6 million to support the Phase III trial and development of the drug for commercialization, and to conduct the additional research. To date, we have received $5.6 million of the approximately $13.6 million for the first year of funding.

      In the aggregate, we have received under the Clinical Research Subcontract funded by the Foundation the following: (a) $4.3 million paid to us in fiscal year 2001 to fund Phase II clinical trials to test the safety/tolerability and efficacy of pafuramidine against African sleeping sickness in approximately 30 patients, (b) approximately $1.4 million paid to us in September 2002 upon the successful completion of our Phase IIa clinical trial, (c) approximately $2.0 million paid to us in December 2002 upon the delivery of the final Phase IIa report in respect of the Phase II clinical trial, (d) approximately $1.0 million paid to us in June 2003 relating to the additional grant for improving drug synthesis and formulation, (e) approximately $3.0 million paid to us on

March 14, 2005 (a portion of which was from the additional acceleration grant described above) to fund Phase IIb and Phase III clinical trials to test the efficacy and safety/tolerability of pafuramidine against African sleeping sickness in a larger, more diverse group of patients in calendar year 2005, and
(f) approximately $5.6 million paid to us in May 2006, with a commitment for an additional approximately $8 million over the next four years to fund completion of the Phase III clinical trial ,development of pafuramidine for commercialization and new research activities outlined above.

      3.    Pafuramidine for Malaria Prophylaxis

      According to the WHO, malaria is endemic in over 100 countries. Those countries are visited by more than 125 million international travelers every year. It is estimated that every year approximately 10,000 to 30,000 people fall ill with this life-threatening disease. International travelers are especially at risk of contracting malaria because their immunity to malaria is not as developed as people who live in endemic areas and the disease is often diagnosed incorrectly or late after travelers' return home.

      Based on in vitro and clinical trial data, we believe pafuramidine is a promising drug for prevention of malaria for travelers. In clinical studies to date, pafuramidine did not cause the significant neurological, gastrointestinal, photosensitivity-related side effects or psychotic episodes that are associated with other therapies currently used in malaria prophylaxis.

      We are planning to initiate a Phase II malaria challenge study in healthy volunteers in late 2006. In this study, volunteers will be exposed to mosquitoes infected with a well-characterized strain of malaria that is readily treated with chloroquine. Volunteers will be administered pafuramidine, as either one of two yet to be determined regimens, or a placebo, prior to being exposed to the mosquitoes. They will be regularly monitored for at least 28 days after the exposure, including assessment of fever or other clinical symptoms of malaria, and also by regular blood sampling to detect the presence of malaria parasites. The volunteers who show any signs or symptoms of malaria will be promptly treated with chloroquine and carefully monitored until they are determined to be free of disease. Pafuramidine will be considered an appropriate candidate for additional prophylaxis studies if none of the volunteers in at least one of the pafuramidine treatment groups develops malaria during the study.

      4.    Pafuramidine for Malaria Treatment

      Malaria is the second most common infectious disease in the world and is a significant threat to over 2.6 billion people exposed to this mosquito-borne disease. Each year an estimated 300 to 500 million new clinical cases of malaria occur globally that result in 1.5 to 2.0 million deaths. The WHO estimates that over a million children infected with malaria die in Africa every year; one child dies every 30 seconds. Many of the available therapies for treating malaria have high failure rates because the parasites that cause malaria have developed resistance to older drugs. Malaria is a significant cause of severe disease and death in infants, small children and pregnant women, and some of the currently used drugs are not recommended for use in these populations. Pafuramidine, is in use in our Phase III trial to treat pregnant women and adolescents for African sleeping sickness. Studies of pafuramidine in juvenile rats and reproductive adult rats and rabbits have not identified any risks to these vulnerable populations.

We believe pafuramidine will be demonstrated to be a safe and well-tolerated treatment of malaria in pregnant women and infants.

      i.    Phase IIb Trial

      In May 2005, we commenced enrollment in a Phase IIb clinical trial of pafuramidine to treat uncomplicated P. falciparum malaria. This study was conducted in Thailand and included 120 patients. The study was designed to compare the efficacy of three-day regimens of pafuramidine given alone (as mono-therapy) and in combination with artesunate (a drug for treating malaria that is derived from the artemisia plant). For comparison purposes, a separate control group received a combination of the drugs artesunate and mefloquine, which is a standard treatment for malaria in Thailand. All patients were treated and then monitored for 28 days.

      The patients who participated in the malaria trial were randomly assigned to groups, each of which were treated for three days using different dose regimens of pafuramidine; patients received either 200 mg of pafuramidine once per day, either alone or in combination with artesunate, or 100 mg of pafuramidine twice per day. Patients' blood samples were evaluated for parasites prior to enrollment in the study to establish a baseline and checked at regular times during the three days of therapy, and then periodically until the 28th day after commencement of the study. For purposes of this study, patients were considered "cured" if the malaria parasites were eliminated 7 days after the start of therapy and did not recur within 28 days after the start of treatment. A control group received a standard combination therapy regimen and the results from that group will be compared to the patients treated with pafuramidine.

   Clinical Trial       Trial Design         End Points          Sites/Size
   --------------       ------------         ----------          ----------
o Pafuramidine       o Phase IIb         o Primary           o Two sites in
  alone and in       o Randomized          efficacy - cure     Thailand
  combination with     open label          at Day 28         o 120 adult
  artesunate for     o Pafuramidine      o Parasite            patients
  the treatment of     200 mg once         clearance at Day
  malaria              daily alone or      7
                       in combination    o Blood
                       with artesunate,    concentrations
                       or pafuramidine     of pafuramidine
                       100 mg twice        and DB75 during
                       daily, or           treatment, also
                       mefloquine plus     artesunate in
                       artesunate          the combination
                     o Oral dosing         treatment group
                       for 3 days        o Safety and
                                           tolerability

      Study results showed a greater than 90% clearance of the parasite from the blood for patients receiving pafuramidine at 7 days. However, at 28 days, patients receiving pafuramidine had recurrence of disease exceeding that of standard therapy. It was found that average and minimum blood concentrations of DB75, the active drug produced from the prodrug pafuramidine, in these patients were lower than previously predicted from studies in healthy adults (see related Phase 1 study, below). The pharmacokinetics of DB75 in healthy volunteers appears to be different from that of patients with acute malaria. Overall, the Phase IIb study demonstrated that the tested three-day dosing regimens of pafuramidine alone and in combination with artesunate were not appropriate for treatment of acute uncomplicated malaria.

The three-day therapy cure rates did not meet the MMV product target profile, and thus MMV has chosen to instead consider a new malarial drug development program for Immtech.

      The study established a minimally effective dose, which is one of the objectives of a Phase IIb study. It also identified a minimum blood concentration of DB75, the active drug produced from the prodrug pafuramidine, which was associated with 28 day clinical cure in patients achieving that blood concentration. These data are critical for understanding the activity of pafuramidine, and for design of subsequent malaria treatment studies. We will be using this valuable knowledge, as well as recommendations obtained from regulatory authorities, to design subsequent studies for malaria treatment.

      ii.   Earlier Malaria Treatment and Supporting Clinical Trials

      In December 2003, we reported results of our Phase IIa malaria trial that was conducted in Thailand. The patients who participated in this malaria trial were treated with 100 mg capsules of pafuramidine twice per day for five consecutive days. For purposes of this study, patients were considered to be "cured" if patients remained free of malaria parasites at 28 days after the start of treatment. Within 24 hours of the first dose 50% of the patients cleared the malaria parasite; all 32 patients cleared the malaria parasite and malaria symptoms (e.g., fever) disappeared within the treatment period. Pafuramidine was well tolerated with no significant adverse side-effects reported. All patients were monitored for 28 days after the start of treatment to ensure that the malaria parasite had been eliminated.

      Of the 32 patients in the Phase IIa malaria trial, nine were infected with Plasmodium vivax and 23 were infected with Plasmodium falciparum (the most deadly form of malaria contracted by humans). The P. falciparum patients were treated with pafuramidine as a monotherapy (not in combination with any other drugs). Ninety-six percent of patients (22 of 23) treated for P. falciparum were considered to be cured. Blood samples taken from two of the patients prior to the 28th day after the start of treatment contained malaria parasites but, after more extensive testing of the genetics of the parasites, an independent third party concluded that one of the two failed patients had cleared the original malaria parasite and had acquired a new malaria infection. The nine P. vivax patients were treated with pafuramidine for five days; eight of them subsequently received oral Primaquine (a drug used as standard therapy for P. vivax treatment) and were considered cured at Day 28. One patient experienced a relapse of P. vivax prior to receiving the scheduled Primaquine treatment and was given alternative therapy with a successful outcome. All patients completed the prescribed treatment with pafuramidine without any serious or significant adverse effects. The results of this study have been published in the Journal of Infectious Diseases, 2005; Vol. 192: pp. 319-22.

      A related Phase I study conducted in late 2004 in Paris, France evaluated the potential for dosing of pafuramidine for three days. The pharmacokinetics of pafuramidine in different dosing regimens was evaluated in 54 healthy volunteers (pharmacokinetics is the study of the uptake, distribution and rate of movement of a drug in the body from the time it is absorbed until it is eliminated). We enrolled people from African, Asian and Caucasian populations to evaluate the differences between once per day and twice per day dosing, with doses ranging from 200 mg to 600 mg per day for three days. The data from this trial indicated that pafuramidine dosed at 200 mg once per day reached blood levels that were expected to have a therapeutic effect in treating malaria in three days. This shortened treatment period (3 days vs. 5 days) and once daily dosing was expected to increase compliance with a prescribed treatment regimen by malaria patients. However, as noted above, the results in healthy volunteers did not accurately predict the pharmacokinetics of pafuramidine or DB75, the active drug, in patients with acute malaria.

      iii.  Funding for Malaria Research and Clinical Trials

      On November 26, 2003, we entered into a Testing Agreement with MMV and UNC-CH pursuant to which we, with the support of MMV and UNC-CH, began studying pafuramidine as a treatment for malaria. The Phase I study, Phase IIa study, and Phase IIb study referenced above were sponsored in full by MMV. Additional support was also received for pharmaceutical drug development and animal toxicology studies. In the twelve month period ended March 31, 2006, we received approximately $2.6 million from MMV.

      5.    AQ13 Combination Product for Malaria Treatment

      In February 2006, Tulane University granted to us an exclusive license to develop, manufacture and commercialize a group of 4-aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases (the "Tulane License Agreement"). These compounds have similar chemical structure and mechanisms of action to chloroquine, which was the mainstay of malaria treatment for the later half of the 20th Century. The lead candidate, AQ13, is targeted as a candidate for treatment of and prophylaxis for malaria. We intend to develop AQ13 as a combination therapy, most likely with one or more compounds from our anti-malaria portfolio of aromatic cations.

      AQ13 is highly active in vitro against Plasmodium falciparum, including chloroquine-resistant strains, which is the most severe form of malaria. Tulane University has conducted the initial in vitro and animal preclinical studies, which also demonstrated activity in a monkey model of malaria.

      Tulane also recently completed the first Phase I clinical study comparing AQ13 to chloroquine in healthy volunteers. AQ13 was shown to be well tolerated with potentially improved safety and tolerability compared to chloroquine. A second Phase I study is planned in early 2007 to assess the tolerability of regimens to be tested in the Phase IIa proof-of-concept trial in patients with malaria. This Phase IIa trial is expected to begin in the second half of 2007.

      AQ13 will undergo additional animal safety pharmacology and toxicology studies beginning later in 2006. Reproductive and juvenile toxicology studies will begin in 2007 in anticipation of enrolling pregnant women, infants and children in the Phase III trials.

      We expect that the development of AQ13 for malaria treatment will be funded by MMV. Through its license agreement with Tulane, Immtech holds exclusive commercial rights to these new 4-aminoquinoline compounds. We are finalizing an agreement among Immtech, MMV, and Tulane for the clinical development and funding of AQ13. Immtech will manage the preclinical and clinical development programs and will be responsible for the manufacture of drug substance and drug product, regulatory activities, and commercialization of the combination product(s) including AQ13. Tulane University will advise Immtech and MMV on the clinical development of AQ13, and be responsible for the design, synthesis and optimization of new 4-aminoquinolines with anti-malarial activity.

      In a separate "Discovery Agreement" between MMV and UNC-CH entered in 2003, MMV agreed to fund a research program with a three year budget of approximately $1.4 million to UNC-CH for design, synthesis and optimization of a new group of aromatic cationic compounds to identify a second generation drug for treating advanced cases of malaria. Immtech is a third party beneficiary of the Discovery Agreement and, pursuant to the terms of the Consortium Agreement (see Collaborations section below), has a worldwide license and exclusive right to commercialize the discoveries resulting from the Discovery Agreement. We anticipate that a candidate from this work would be optimized and combined with AQ13 for subsequent development and commercialization.

      6.    Drug Discovery and Development Programs

      i.    Antifungal Program

      We have identified several aromatic cationic compounds with the potential to treat both Candida and Aspergillus infections, which account for a significant percentage of morbidity and mortality in hospitalized patients. In vitro studies run by our consortium scientists and an independent laboratory have identified several compounds that display broad based antifungal activity against Candida, Aspergillus and Cryptococcus fungi. From these studies, we have identified a lead group of compounds that display significant in vitro activity against both drug sensitive and drug resistant strains of fungi. We are currently optimizing the lead compound in preparation for upcoming studies in in vivo models of efficacy and safety. Predefined development criteria will be used to select one or more of the new analogues to advance as clinical development candidates.

      The market for an effective antifungal drug was estimated by DataMonitor in 2003-04 to be approximately $4.0 billion annually and growing due to the increasing number of patients who are susceptible to fungal diseases, such as patients undergoing cancer chemotherapy, patients with HIV and those who have undergone organ transplants. In addition, the frequency of nosocomial infection (infection acquired while a patient in a hospital) caused by fungi is now the third most common cause of sepsis, replacing Escherichia coli (E. coli). Sepsis is an uncommon but serious consequence of an infection that quickly overwhelms the immune system and can rapidly lead to death. Recently, strains of fungi resistant to currently available treatments have developed. There is a significant opportunity for new drugs effective against specific strains of fungi, including drug resistant strains, as well as drugs with broad spectrum effectiveness for both Candida and Aspergillus infections. We believe our orally deliverable compounds would be well suited for treatment of these infections if effective.

      ii.   Hepatitis C

      According to a December 2005 Decision Resources, Inc. report, the number of prevalent cases of hepatitis C virus ("HCV") in the major markets exceeded 11 million in 2004. The HCV drug market, approximately $3 billion in 2005, is projected to grow to $9 billion in 2012 and over $10 billion annually by 2014. Growth in use of HCV therapies also will come from increasing numbers of patients whose disease do not respond to initial treatments, and are being retreated with second courses of standard and/or other new therapies.

      Our research activities in hepatitis C are based upon recently published findings that show compounds active in a HCV-related animal virus, bovine viral diarrhea virus ("BVDV"), may have similar activity against the human hepatitis C virus. We have tested several classes of compounds against the BVDV virus in vitro model, and several compounds exhibited potent inhibitory effects on the BVDV viral life cycle. We plan to seek a strategic partner to develop this program.

      iii.  Tuberculosis Program

      Mycobacterium tuberculosis ("TB") is the world's number one killer among infectious diseases, causing over two million deaths per year, according to the WHO and the United States Centers for Disease Control and Prevention ("CDC"). TB is a difficult infection to treat because the bacteria that cause the disease can "hide" inside white blood cells where they avoid the immune system and are less susceptible to antibiotic drugs. The CDC reports that about two billion people, or one-third of the world's population, are infected with TB, including 10 to 15 million people in the United States The disease is spreading rapidly in developing countries in Asia, Africa, South America and eastern Europe, and is becoming increasingly problematic in developed countries and in Eastern Europe. Japan has declared TB its most threatening disease and an alarming increase in multi-drug resistant ("MDR") TB cases is also reported in the United States. The combination of the rapid spread of TB and increasing cases of MDR strains of the TB organism make this infectious disease a major health threat throughout the world.

      In collaboration with the NIH laboratories and Dr. Scott G. Franzblau of the University of Illinois at Chicago ("UIC"), we have screened over 800 of our dication compounds for potential drug candidates to treat TB. Of the 50 compounds showing favorable activity, 5 dications showed in vitro activity comparable or superior in performance to drugs currently available to treat TB. Based on results from in vitro and in vivo testing, we are making progress with the most active group of compounds and are optimizing the chemical structures to enhance the pharmaceutical properties in preparation for upcoming in vivo tests of efficacy and safety. Selection of development candidates will follow successful testing of the new analogues against predefined development criteria.

      iv.   Other Programs and Trials

      We have data related to two other indications - neurological disorders, and diabetes - that indicates to us that compounds from our library could be appropriate and promising for treating these disorders. In addition, research indicates that our aromatic cationic compounds may be useful as small molecule drugs that can potentially selectively control gene expression on a selected basis.

C.    Technology

      1.    Aromatic Cationic Compounds

      The pharmaceutical compounds made by the scientists at our consortium universities--UNC-CH, Georgia State, Duke, and Auburn--generally fall under the broad class of "aromatic cationic" compounds. Aromatic cations are molecules that have at least one positively charged end and at least one benzene ring in their structure. Many of the active compounds in our library of compounds are aromatic dications, molecules with two positive ends that are held together by a linker; at the atomic level, they look like molecular barbells. Immtech's library of compounds also includes a subclass of aromatic compounds containing a single positive charge (monocations).

      One mechanism of action of many of our aromatic cationic compounds involves binding to segments of deoxyribonucleic acid ("DNA"). Aromatic cation drugs bind in the minor groove of DNA and in so doing, interfere with the activity of enzymes needed for microbial growth. The composition of the dications, with positive charges on the ends and linkers of different length, shape, flexibility and curvature, allows binding to specific sites of the DNA or other receptors, interfering with key biochemical processes fundamental to microbe growth and development.

      Pentamidine (a dicationic drug on the market that is the current standard of care for first stage African sleeping sickness) was the drug used by scientists at UNC and Georgia State to develop our proprietary library of aromatic compounds that have several advantages over pentamidine. Pentamidine has many issues related to its toxicity. Pentamidine also has broad based activity against many diseases including fungal infections and cancer, but it can only be administered intravenously, by intramuscular injection, or via inhalation, and is therefore costly and difficult to administer outside of a hospital setting. In addition, due to its narrow margin between doses that are considered safe and not leading to toxicity, it needs to be administered by a person trained in the use and administration of drugs.

      Scientists at UNC-CH and Georgia State discovered that much of pentamidine's toxicity was the result of bi-products formed when the drug is metabolized, or breaks down within the body. This discovery led to the design of new compounds which function similarly to pentamidine but do not metabolize in the same way. This large and growing library of compounds to which we hold an exclusive, worldwide license is comprised of compounds which tend to be less toxic than pentamidine. Additional modifications to the structures of these compounds improved their binding activity and enhanced the applicability of this new class of antimicrobial agents as drugs. And the scientists' discovery and development of our proprietary prodrug technology to make these compounds orally available (see Prodrug Formulations section below) has made the compounds in Immtech's library even more commercially attractive.

      The scientists at our partner universities have designed and synthesized thousands of aromatic cationic compounds to create a large library of these compounds. Many of the compounds have been tested in a wide variety of assays and animal models for activity against various diseases. Scientists at UNC-CH and Georgia State continue to design and synthesize aromatic cationic molecules using computer models that help predict structures that will be medicinally efficacious. These compounds and their methods of use and manufacture are the subject of over 150 patents that have issued to date to our partner universities, patents to which we have exclusive, worldwide licenses (see Collaborations section below)

      2.    Prodrug Formulations

      One of the many significant accomplishments of our research and development program was the discovery of technology to make aromatic cationic drugs orally deliverable. This proprietary technology temporarily masks the positive charges of the aromatic cation, enabling it to effectively move across intestinal barriers into blood circulation. Once the drug is in blood circulation, the masked charges are removed by naturally occurring enzymes thereby releasing the active drug. Until now, the inability to deliver active compounds across the digestive membrane into the bloodstream (and through the blood-brain barrier, if so desired) had reduced the attractiveness of aromatic cations as effective drug treatments. The scientists at our consortium universities have developed and patented prodrug synthesis methods and the prodrug compounds themselves allowing for oral delivery and making this entire class of compounds significantly more attractive for commercial development.

D.    Collaborations

      1.    Scientific Consortium at UNC-CH, Georgia State, Duke, and Auburn

      The consortium of scientists responsible for the invention and development of our aromatic cationic library of compounds includes scientists from UNC-CH, Georgia State, Duke University and Auburn University.

      On January 15, 1997, we entered into a consortium agreement with UNC-CH and a third party (to which each of Georgia State, Duke University and Auburn University shortly thereafter joined) ("Consortium Agreement"). The Consortium Agreement provided that aromatic cations developed by the scientific consortium members were to be exclusively licensed to us for global commercialization. As contemplated by the Consortium Agreement, on January 28, 2002, we entered into a License Agreement with the consortium whereby we received the exclusive license to commercialize all future technology and compounds ("future compounds") developed or invented by one or more of the consortium scientists after January 15, 1997, and which also incorporated into such License Agreement our license with the consortium with regard to compounds developed on or prior to January 15, 1997 (defined in the Consortium Agreement as "current compounds"). That License Agreement was amended and restated effective as of March 24, 2006.

      Pursuant to the Consortium Agreement, the worldwide license and exclusive right to commercialize (together with related technology and patents), use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the consortium on or prior to January 15, 1997 (current compounds), was transferred to us by the third party. The January 28, 2002, License Agreement granted to us a similar worldwide license and exclusive right to commercialize discoveries covering products based on aromatic cationic technology developed by the consortium after January 15, 1997 (defined in the License Agreement as "future compounds") and incorporated the worldwide license and exclusive right to commercialize discoveries assigned to us by the Consortium Agreement. The key modifications included in the Amended and Restated License Agreement of March 2006 are changes to the royalty rates payable to the consortium, expansion of the Company's rights to future technology developed by the consortium with future grants and increased access to the consortium's patent counsel.

      The Consortium Agreement gives us rights to this consortium of scientists' large and growing library of aromatic cationic compounds and to all future aromatic cation technology designed by them. The consortium scientists are considered to be among the world's leading experts in aromatic cations, infectious diseases, computer modeling of cationic pharmaceutical drugs and computer-generated drug designs.

      The Consortium Agreement requires us to (i) reimburse UNC-CH, on behalf of the consortium scientists, certain patent and patent-related fees, (ii) pay certain milestone payments, and (iii) make royalty payments based on revenue derived from the licensed technology. Each month on behalf of the inventor scientist or university, as the case may be, UNC-CH submits to us an invoice to reimburse patenting-related fees incurred prior to the invoice date and related to patents and patent applications to which we hold a license under the Consortium Agreement. For the fiscal year ended March 31, 2006, we reimbursed UNC-CH approximately $436,000 for such patent and patent-related costs, and through March 31, 2006, we have reimbursed to UNC-CH approximately $2,334,000 in the aggregate in patent and patent-related costs. We are also required to make milestone payments in the form of issuance of 100,000 shares of our common stock to the consortium upon the filing of our first New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") based on consortium technology and are required to pay to UNC-CH on behalf of the consortium (other than Duke University) (i) royalty payments capped at a percentage of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, we are required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

      2.    Clinical Research Agreement with UNC-CH

      In November 2000, the Foundation awarded to UNC-CH a $15.1 million grant to develop new drugs to treat human Trypanosomiasis (human African sleeping sickness) and leishmaniasis (the "Foundation Grant"). On March 29, 2001, we entered into a Clinical Research Subcontract with UNC-CH, whereby we were to receive up to $9.8 million to be paid contingent upon UNC-CH's receipt of the Foundation Grant. Our continued funding under the Clinical Research Subcontract was subject to certain terms and conditions over the succeeding five year period. We were required to conduct certain clinical and research studies related to the Foundation Grant. In April 2003, the Foundation increased the Foundation Grant by approximately $2.7 million for the expansion of Phase IIB/III clinical trials to treat human Trypanosomiasis and improved manufacturing processes. As of March 31, 2006, we had received, pursuant to the Clinical Research Subcontract, inclusive of our portion of the Foundation Grant increase, a total amount of funding of approximately $11.7 million. In March 2006, we amended and restated the

Clinical Research Subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment of $13.6 million from the Foundation. Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5.6 million of a five year $13.6 million contract.

      3.    License Agreement with Tulane

      On February 10, 2006, we entered into a license agreement with Tulane (the "Tulane License Agreement") which granted to us a worldwide license and exclusive right to commercialize its platform of aminoquinoline compounds for the treatment, prophylaxis and diagnosis of infectious diseases. Included in the class of Tulane's aminoquinoline drug candidates is a lead compound, AQ13, which is targeted as a candidate, in combination with other of our compounds, for treatment of and prophylaxis for malaria. Under the terms of the agreement, Immtech will pay a capped and volume reduced per unit royalty for sales of licensed products. Immtech also granted to Tulane 5,000 restricted shares of its common stock on the effective date of the agreement and agreed to grant to Tulane 10,000 more restricted shares upon initial approval of a New Drug Application related to a licensed product by a recognized regulatory authority, including the United States, European or Japanese regulatory authorities.

      4.    Malaria Program Agreements with Medicines for Malaria Venture

      In November 2003, we entered into a Testing Agreement with MMV, a foundation established in Switzerland, and UNC-CH, pursuant to which we, with the support of MMV and UNC-CH, conducted a proof of concept study of pafuramidine in clinical trials with the goal of obtaining marketing approval of a product for the treatment of malaria. Through March 31, 2006, the Company had received approximately $5.6 million under this agreement. Immtech and MMV agreed in December 2005 to terminate the November 2003 agreement and to pursue efforts on a combination therapy in collaboration with Tulane University. We are currently finalizing an agreement among ourselves, MMV, and Tulane for development of the new therapy.

E.    Our Subsidiaries

      1.    Immtech Hong Kong Limited

      On January 13, 2003, we entered into an agreement with an investor who owned, through Lenton Fibre Optics Development Limited ("Lenton"), a Hong Kong company, a 1.6+ acre commercial real estate parcel located in a "free-trade zone" called the Futian Free Trade Zone, Shenzhen, in the People's Republic of China ("PRC"). Under the agreement, we purchased an 80% interest in Lenton by issuing to the investor 1.2 million unregistered shares of our common stock, $0.01 par value. We subsequently resold to the investor our interest in Lenton and the parcel of land in exchange for 100% ownership in the improved property described below under the headings Super Insight Limited and Immtech Life Science Limited. In connection with the sale of Lenton, we acquired 100% ownership of Immtech Hong Kong Limited ("Immtech HK"), including Immtech HK's interest in Immtech Therapeutics Limited.

      Subsequently, through a sublicense agreement, we transferred to Immtech HK the rights licensed to us under the Consortium Agreement to develop and license the aromatic cation technology platform in certain Asian countries and to commercialize resulting products. We intend to use Immtech HK as a vehicle to further sublicense rights to develop specific indications through other subsidiaries formed for the purpose that are expected to partner with investors who fund development costs of those indications. Immtech HK is a Hong Kong company.

      i.    Immtech Therapeutics Limited

      Immtech Therapeutics Limited ("Immtech Therapeutics") provides assistance to healthcare companies seeking access to the PRC to conduct clinical trials and to manufacture and/or distribute pharmaceutical products in the PRC.

      Immtech Therapeutics is majority owned by Immtech HK. Its minority owners are Centralfield International Limited (a British Virgin Island ("BVI") company and wholly-owned subsidiary of TechCap Holdings Limited) and Bingo Star Limited
(BVI). TechCap has assets and resources in the PRC upon which Immtech Therapeutics may draw. Bingo Star Limited has substantial financial and medical expertise and resources located in Hong Kong and the PRC. Immtech Therapeutics is a Hong Kong company.

      ii.   Super Insight Limited (BVI)

      On November 28, 2003, we purchased (i) from an investor 100% of Super Insight Limited ("Super Insight") and Immtech Life Science Limited ("Immtech Life Science") (Immtech Life Science is a wholly-owned subsidiary of Super Insight) and (ii) from Lenton Fiber Optics Development Limited, a 100% interest in Immtech HK. As payment for the acquisition, we transferred to the investor our 80% interest in Lenton and $400,000 in cash. Super Insight is a British Virgin Islands company.

      iii.  Immtech Life Science Limited

      Immtech Life Science owns two floors of a building (the "Property") located in the Futian Free Trade Zone, Shenzhen, in the PRC. We are exploring the possibility of housing a pharmaceutical production facility for the manufacture of drug products here or at other locations within PRC. The Property comprises Level One and Level Two of a building named the Immtech Life Science Building. The duration of the land use right associated with the building on which the Property is located is 50 years, which expires May 24, 2051.

      Under current law, we would enjoy reduced tax on the business located on the Property because the local government has granted incentives to business in high technology industrial sectors located in the Futian Free Trade Zone. Our intended pharmaceutical manufacture use would qualify for the tax incentives. Immtech Life Science is a Hong Kong company.

F.    Manufacturing

      1.    First drug candidate, Pafuramidine Maleate

      Immtech has finalized the chemistry for the synthesis of pafuramidine drug substance and has demonstrated the process at the kilogram scale. We recently improved the manufacturing process by developing an alternate synthetic route for the initial manufacturing step in order to improve yields and reduce production costs. Scale-up to commercial scale is in progress at a contracted GMP manufacturing plant. The pafuramidine tablet formulation that is in use in our two currently ongoing Phase III clinical studies will be scaled-up for clinical trials and ultimately for commercial scale.

      2.    AQ13

      Approximately 20 kg. of AQ13 drug substance has been produced at a GMP manufacturing plant. Although we have produced kilogram quantities of AQ13, the process of synthesizing the drug has not been finalized. The abovementioned 20 kgs. of AQ13 is designated for future pre-clinical and clinical studies. We believe that utilizing overseas manufacturing contractors/partners will significantly reduce our manufacturing costs.

      3.    Aromatic Cationic Compounds

      The scientists at our consortium universities, specifically the synthetic chemistry laboratories at Georgia State and UNC-CH, have the capability to produce and inventory small quantities of aromatic cations under license to us. To date, Georgia State and UNC-CH have produced and supplied the aromatic cations requested in the quantities required under various testing agreements with third parties. We believe that these scientists will continue to produce and deliver small quantities of compounds as needed for testing purposes.

      4.    Third Party Sources

      In April 2005, we entered into an agreement with Dr. Reddy's Laboratories, Inc.("DRL") to improve a selected step in the synthetic process for producing pafuramidine. Since April 2005, we have entered into several more work orders with DRL to (i) prepare the pafuramidine compound for production of commercial quantities for clinical trials, registration and sale, (ii) develop a micronization process for pafuramidine, and (iii) prepare the formulated pafuramidine containing drug for clinical trials and registration. In October 2005, we issued a work order to DRL to conduct a salt screening study for AQ13 chemical and to produce kilogram quantities of AQ13 for pre-clinical and clinical trials. DRL is a global pharmaceutical company that manufactures and markets API (Bulk Actives), Finished Dosages and Biologics in over 100 countries worldwide, in addition to having a drug discovery pipeline. DRL also provides contract services for chemical process development, formulation development, and commercial manufacturing.

      In January 2005, we entered into an agreement with UPM Pharmaceuticals, Inc. for production and scale-up of pafuramidine tablets. In May 2005, we entered into an additional work order with UPM to develop and manufacture placebo tablets for the PCP Phase 3 clinical trial. UPM has previously conducted analytical method validation and stability studies for us, as well as manufacturing supplies for clinical trials. UPM is a leading provider of contract drug development, manufacturing, analytical and regulatory services. UPM provides formulation, cGMP manufacturing, clinical trial materials, analytical testing and related regulatory documentation for pharmaceutical companies.

      In September 2005 we entered into an agreement with Fisher Clinical Services, Inc. ("FCS") to conduct feasibility studies and to manufacture comparator drug products for the PCP

Phase 3 clinical study. Since September 2005, we have placed several work orders with FCS to package drugs for clinical studies, label clinical supplies, package drug for stability evaluations, and conduct analytical method development and stability (through Lancaster Laboratories). FCS is a global leader in providing clinical trial supply and distribution services.

      5.    Property in the PRC

      See disclosure above under the heading "Immtech Life Science Limited". The Property is located in a mixed-use office park and is suitable for administrative offices and research and development operations, as well as potentially housing a small-scale pharmaceutical production facility capable of producing up to 10 tons of drug product per year. In addition, we have begun the site selection process to find a location in the PRC for a manufacturing plant capable of producing up to 60 tons of GMP quality drug product per year.

G.    Strategy

      Our strategy is to develop and commercialize a pipeline of new oral drugs to treat infectious diseases and other disorders. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the WHO. Relatively few new drugs for the treatment of infectious diseases have been brought to market during this period. New drugs are needed to overcome the health risks of multi-drug resistant strains and the increasing number of new pathogens that are causing these diseases.

      Our business model is a new paradigm focused on reducing the time and cost to develop drugs aimed at solving global health issues. Our pipeline of drug development activities includes programs in fungal diseases, HCV and tuberculosis.

      Two other indications - neurological disorders and diabetes - are therapeutic areas for which we believe our aromatic cation technology platform is appropriate and promising. In addition, recent research indicates that the aromatic cation compounds may be useful as small molecule drugs that can potentially selectively control gene expression and provide treatment for microbial infections, cancer and disorders of genetic origin.

      We believe we have been successful in developing a drug with a low toxicity profile that is orally available using our aromatic cation platform and prodrug technologies. We have leveraged our scientific partners and foundation funding while advancing our technology and clinical trials in niche markets such as African sleeping sickness, as well as in larger markets like malaria. We are advancing our pipeline in antifungal, HCV and TB drugs, and continue to pursue other attractive therapeutic opportunities.

      We intend to proceed with the development and commercialization of aromatic cations (which include dications) as drug products pursuant to our agreement with the consortium as follows:

      o Select commercial partners to sell and distribute pafuramidine worldwide for treatment of PCP;

      o Generate revenues by sales of drug products to commercial entities, governments, international organizations and foundations expedited through the FDA's accelerated approval program and/or other countries' similar programs;

      o     Conduct a pilot study using pafuramidine as a malaria prophylaxis;

      o     Complete pivotal Phase III clinical trial of pafuramidine to treat
            PCP;

      o Complete pivotal Phase III clinical trial of pafuramidine to treat African sleeping sickness;

      o Utilize the FDA's fast-track designation of pafuramidine for the treatment of African sleeping sickness to potentially expedite commercial sales through accelerated approval of our NDA or any foreign accelerated drug approval procedure;

      o Select new drug candidates to target fungal infections, HCV and tuberculosis;

      o Complete pivotal Phase III clinical trial of pafuramidine to treat PCP; and

      o License our compounds as agents for use in animal health indications.

      Our strategy is to commercialize aromatic cations and our prodrug technology, and generate revenues, first in niche markets by selling drugs for serious or life-threatening diseases where we believe (i) our drug candidates provide meaningful therapeutic benefits over existing therapies and (ii) programs are available for expedited regulatory review due to the lack of available effective treatments for such diseases. We intend to apply for and utilize FDA fast-track and accelerated approval or corollary foreign accelerated approval programs to accelerate commercialization of these drug candidates. We believe our first drug candidates will demonstrate the power and versatility of the aromatic cation platform and prodrug technologies thereby helping us to expedite acceptance of the platform and prodrug technologies and to obtain regulatory approval of our drug candidates for other indications.

H.    Research and Development

      Our success will depend in large part on our ability to commercialize products from a large library of well defined compounds to which we hold worldwide licenses and exclusive rights to commercialize.

      We estimate that we have spent approximately $0.9 million, $1.5 million, and $4.3 million respectively, in fiscal years ended March 31, 2004, 2005 and 2006, on Company sponsored research and development and approximately $2.4 million, $5.8 million, and $5.4 million respectively, in fiscal years ended March 31, 2004, 2005 and 2006, on research and development sponsored by others. All research and development activity for fiscal years ended March 31, 2004, 2005 and 2006 has been in support of our pharmaceutical commercialization effort.

I.    Patents and Trade Secrets

      Our pharmaceutical compounds, including pafuramidine, are protected by multiple patents secured by our university partners. We consider the protection of our proprietary technologies and products to be important to our business. We rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. Protection of our aromatic cation technology platform includes exclusive licensing rights to, as of March 2006, 244 patents and patent applications, 150 of which have issued in the United States and in various global markets. We also own separately thirteen issued patents that have been assigned to Immtech. Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995, and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Ninety of our licensed patents and patent applications, which includes 40 licensed United States patents and patent applications, were submitted after June 8, 1995, including patents covering pafuramidine, its active metabolite drug form
(DB75) and our latest prodrug formulation processes.

      Our policy is to file patent applications and defend the patents licensed to and/or owned by us covering the technology we consider important to our business in all countries where such protection is available and worthwhile. We intend to continue to file and defend patent applications we license or own. Although we pursue and encourage patent protection and defend our patents and those licensed to us, obtaining patents for pharmaceutical drugs and their specific uses involves complex legal and factual questions and consequently involves a high degree of uncertainty. In addition, others may independently develop similar products, duplicate our potential products or design around our patent claims. Because of the time delay in patent approval and the secrecy afforded patent applications during the first 18 months after they are filed, we do not know if other applications, which might have priority over our applications, have been filed. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

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

      The patents and patent applications to which we hold an exclusive worldwide license right include claims to pharmaceutical compounds, methods of their manufacture, and their uses to treat conditions related to diseases including PCP, TB, Cryptosporidium parvum, Giardia lamblia, Leishmania mexicana amazonensis, Trypanosoma brucei rhodesiense, various fungi, Plasmodium falciparum, Alzheimer's disease, amyloidosis, Type II diabetes, HCV, BVDV and HIV. We are obligated to reimburse or pay for the patents and patent prosecution process for any patent applications which claim subject matter to which we want to have an exclusive license. Patents and patent applications also protect certain processes for making prodrugs and the uses of compounds to detect and treat specific diseases as well as for a new method for making chemical compounds that stack on top of each other (called dimers) when they are bound to DNA.

      We also rely in part on trade secret, copyright and trademark protection of our intellectual property. We protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Generally, employees and consultants sign agreements to assign to us their interests in patents and copyrights arising from their work for us. Key employees also generally agree not to engage in unfair competition with us during and after their employment with us. We have additional secrecy measures as well. However, these agreements can be breached and, if they were, there might not be an adequate remedy available to us. Also, a third party could learn our trade secrets through means other than by breach of our confidentiality agreements, or our trade secrets could be independently developed by our competitors.

J.    Governmental Regulation

      The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drug products. These agencies and other federal, state and local entities regulate research and development activities, including the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates.

      Our ability to market our drug products will depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process generally includes all of requirements associated with FDA approval; however, the requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product to more than one EC member state. If the relevant regulatory authority is satisfied that adequate evidence of safety, quality and efficacy of a drug candidate has been presented, a marketing authorization typically will be granted.

      Once regulatory approval is obtained for an indication applicable to diseases endemic in third-world countries, we intend to apply to the WHO to have the approved drug listed for such indication as a WHO Recommended Drug and for inclusion on the WHO's Essential Medicines List. The WHO generally accepts marketing approvals from drug regulatory agencies in the United States, UK, European Union and Japan as well as other countries with established regulatory agencies for the Essential Medicines List. In most cases, inclusion as a WHO recommended Drug and/or inclusion on the Essential Medicine list is the primary requirement to selling drugs in the countries where we intend to sell pafuramidine to treat African sleeping sickness and other tropical diseases. We believe we will then be able to sell our products in such countries while continuing to perform post-approval studies as and if required.

      In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

      o completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with FDA's good laboratory practice, or GLP, regulations;

      o submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials may begin;

      o completion of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with ethical principles and good clinical practice, or GCP, requirements;

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

      Clinical Trials. For purposes of NDA submission and approval, clinical trials are typically conducted in three sequential phases, which may overlap:

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

      Fast-track Designation. FDA's fast-track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition which demonstrate the potential to address unmet medical needs for the condition. Under the fast-track program, the sponsor of a new drug may request the FDA to designate the drug for a specific indication as a fast-track drug concurrent with or after the IND is filed for the drug candidate. The FDA must determine if the drug qualifies for fast-track designation within 60 days of receipt of the sponsor's request.

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

      In some cases, a fast-track designated drug may also qualify for one or more of the following programs:

      o Priority Review. Under FDA policies, a drug is eligible for priority review, or review within a sixth month time frame from the time a complete NDA is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis, or prevention of a disease. A fast-track designated drug would ordinarily meet the FDA's criteria for priority review. We cannot guarantee any of our products will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant product approval. There can be no guarantee that we will be granted priority review quickly or at all or, if granted, that such status will not be later revoked.

      o Accelerated Approval. Under the FDA's accelerated approval regulations, the FDA is authorized to approve drugs that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug approved on this basis is generally subject to rigorous post-market compliance requirements, including the completion of Phase IV or post-approval studies to validate the surrogate endpoint or to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drugs approved under accelerated regulations are subject to prior review by the FDA. There can be no guarantee that we will be granted accelerated approval quickly or at all or, if granted, that such approval will not be later revoked.

      When appropriate, we and our collaborators intend to seek fast-track designation and/or accelerated approval for our drug candidates, including pafuramidine. On April 23, 2004, the FDA designated pafuramidine for the treatment of African sleeping sickness as a fast-track product. We cannot predict whether any of our other drug candidates or proposed indications will obtain a fast-track and/or accelerated approval designation, or, if obtained, the ultimate impact, if any, of the fast-track or the accelerated approval process on the timing or likelihood of FDA approval of any of our proposed products.

      Satisfaction of FDA regulations and requirements, or similar regulations and requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the drug or disease. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

      Exports From the United States. The FDA regulates the export of unapproved drug products for use outside of the United States under the FFDCA and its implementing regulations. The level of regulatory scrutiny the FDA applies to exports of unapproved drugs depends on a number of factors, including, among others, the country to which the investigational drug product is exported, whether that country has approved the drug for commercial sale within that jurisdiction, whether the exported drug is intended for use in a clinical trial or is intended to be sold commercially, and, if the drug is to be used in clinical testing, whether the manufacturer has obtained an IND from the FDA to conduct the clinical trial. Depending on the applicability of these factors, a manufacturer may be required to request and obtain authorization from the FDA prior to exporting an unapproved drug. We have requested and obtained several authorizations from the FDA to export quantities of our pafuramidine first drug candidate for use in clinical trials abroad.

K.    Competition

      Competition in the pharmaceutical and biotechnology industries is intense. Factors such as scientific and technological developments, the procurement of patents, timely governmental approval for testing, manufacturing and marketing, availability of funds, the ability to commercialize drug candidates in an expedient fashion and the ability to obtain governmental approval for testing, manufacturing and marketing play a significant role in determining our ability to effectively compete. Furthermore, our industry is subject to rapidly evolving technology that could result in the obsolescence of any drug candidates prior to profitability.

      Many of our potential competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. Many of our potential competitors have concentrated their efforts in the development of human therapeutics and developed or acquired internal biotechnology capabilities. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials and in obtaining regulatory approvals. Our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. Competitors, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants. The timing of market introduction of our potential products or of competitors' products will be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, human clinical trials and regulatory approval processes and supply commercial quantities to market will influence our ability to bring a product to market.

      Our competition will be determined in part by the indications for which our products are developed and ultimately approved by regulatory authorities. We rely on our collaborations with our university partners and other joint venture partners to enhance our competitive edge by providing manufacturing, testing and commercialization support. We are developing products to treat infectious diseases and other diseases, some with no current or effective therapies. Currently, pafuramidine is in clinical trials to treat malaria, PCP and African sleeping sickness. Other drugs moving forward in our pipeline address markets for new drugs for use in treating fungal infections, Hepatitis C, TB, and other diseases. We are aware of the following companies which manufacture products that may compete with pafuramidine and/or other products we are currently developing: Sanofi-Aventis, Bayer, Ciba Geneva, Estellas, Bristol-Myers Squibb, Hoffman LaRoche, Lannett Co. Inc., Novartis, Merck, Johnson & Johnson, Pfizer, Watson Pharmaceuticals, Lederle, Pharmascience Inc. and ICN Canada Pharmaceuticals. However, many of these companies' competing products have limitations in terms of effectiveness to treat their indicated diseases, toxicity, severity of side-effects, and/or difficulty of delivery (for example, pentamidine must be administered either by injection or by inhalation). We therefore believe that direct competition for our drug candidates for certain indications has not yet been developed or approved.

L.    EMPLOYEES

      As of June 3, 2006, we had 26 employees (including 2 employees who work for Immtech HK, our Hong Kong subsidiary), 12 of whom hold advanced degrees. Thirteen of our employees work in support of clinical trials, research and development, and regulatory compliance, and the other 13 work in general and administrative capacities which includes business development, finance, legal, investor relations, and administration. In addition, there are over 50 scientists affiliated with our consortium university partners who are engaged in the research and discovery of novel pharmaceutical compounds to which we have exclusive license and commercialization rights. We expect to add new employees in our regulatory, clinical development and commercial development departments as our programs advance.

                              ITEM 1A. RISK FACTORS

There is no assurance that we will successfully develop a commercially viable product; our most advanced drug candidate, our first drug candidate pafuramidine, is in Phase III human clinical trials for two indications.

      We are in various stages of human clinical trials, and in some cases preclinical development activities required for drug approval and commercialization. Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements and, since obtaining the rights thereto in 1997, advancing the commercialization of the aromatic cation technology platform that is the basis for our first drug candidate, pafuramidine. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until after March 31, 2007, if at all.

There can be no assurance that the research we fund and manage will lead to commercially viable products. Our most advanced programs are in Phase III human clinical testing using pafuramidine, our first drug candidate, for several indications including Pneumocystis pneumonia, trypanosomiasis (African sleeping sickness) and malaria (Phase II) and must undergo substantial additional regulatory review prior to commercialization.

We have a history of losses and an accumulated deficit; our future profitability is uncertain.

      We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we continue research and development, clinical trial and commercialization efforts. As of March 31, 2006, we had an accumulated deficit of approximately $88.8 million. Losses from operations were approximately $13.6 million and $15.7 million, for the fiscal years ended March 31, 2005 and March 31, 2006, respectively.

We need substantial additional funds, currently and in future years, to continue our research and development; if financing is not available, we may be required to pursue other financing alternatives, reduce spending for our research programs or cease operations.

      Our operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. Without substantial additional financing, we may be required to reduce some or all of our research programs or cease operations. Our cash requirements may vary materially from those now planned because of results of research and development, results of preclinical and clinical testing, responses to our grant requests, relationships with strategic partners, changes in the focus and direction of our research and development programs, delays in the enrollment and completion of our clinical trials, competitive and technological advances, United States Food and Drug Administration ("FDA") and foreign regulatory approval processes and other factors. In any of these circumstances, we may require substantially more funds than we currently have available or intend to raise to continue our business. We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies, issuance of debt or from other sources. Additional financing may not be available when needed or may not be available on acceptable terms. If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain research and development programs, relinquish rights to certain technologies or drug candidates, forego desired opportunities or license third parties to commercialize our products or technologies that we would otherwise seek to pursue internally. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders may result.

      We receive funding primarily from research and development programs, fees associated with licensing of our technology, grants and from sales of equity securities. To date we have directed most of such funds not used for general and administrative overhead toward our research and development and commercialization programs (including preparation of submissions to regulatory agencies). Until one or more of our drug candidates is approved for sale, our funding is limited to funds from research and development programs, fees associated with licensing of our technology, grants and proceeds from sales of equity or debt securities.

We do not have employment contracts with any employees.

      All of our employees are "at will" and may leave at any time. None of our executive officers has as of this date, expressed any intention to retire or leave our employ. We do not have "key-man" life insurance policies on any of our executives.

      Most of our business' financial aspects, including investor relations, intellectual property control and corporate governance, are under the supervision of Eric L. Sorkin, Cecilia Chan and Gary Parks. Together, Mr. Sorkin, Ms. Chan and Mr. Parks hold institutional knowledge and business savvy that they utilize to assist us to forge new relationships and exploit new business opportunities without diminishing or undermining existing programs and obligations.

A substantial portion of our proprietary intellectual property is developed by scientists who are not employed by us.

      Our business depends to a significant degree on the continuing contributions of our key management, scientific and technical personnel, as well as on the continued discoveries of scientists, researchers and specialists at UNC-CH, Georgia State University, Duke University, Auburn University, and Tulane University and other research groups that assist in the development of our drug candidates. A substantial portion of our proprietary intellectual property is developed by scientists who are employed by our partner universities and other research groups. We do not have control over, knowledge of, or access to those employment arrangements. We have not been advised by any of the key members of our company, the scientific research groups or of the universities of their intention to leave their employ or the program.

      There can be no assurance that the loss of certain members of management or the scientists, researchers and technicians from the universities would not materially adversely affect our business.

Additional research grants to fund our operations may not be available or, if available, not on terms acceptable to us.

      We have funded our product development and operations as of March 31, 2006 through a combination of sales of equity instruments and revenue generated from research agreements and grants. As of March 31, 2006, our accumulated deficit was approximately $88.8 million net of approximately $20.8 million, which was funded either directly or indirectly with grant funds and payments from research and testing agreements.

      In November 2000, the Foundation awarded a $15.1 million grant to UNC-CH to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and leishmaniasis (the "Foundation Grant"). On March 29, 2001, UNC-CH entered into a clinical research subcontract agreement with us, whereby we were to receive up to $9.8 million, subject to certain terms ad conditions, over the succeeding five year period, to conduct certain clinical and research studies related to the Foundation Grant. In April 2003, the Foundation increased the Foundation Grant by approximately $2.7 million for the expansion of phase IIB/III clinical trials to treat human Trypanosomiasis and to improve manufacturing processes. As of March 31, 2006, we had received, pursuant to the clinical research subcontract with UNC-CH, inclusive of our portion of the grant increase, a total amount of funding of approximately $11.7 million. On March 28, 2006, the Foundation increased the Foundation Grant by an approximate additional $22.6 million; $13.6 million of the addition Foundation Grant is budgeted to be paid to us over five years under the Amended and Restated Clinical Research Agreement. On May 24, 2006, we received the first payment of approximately $5.6 million of the five year $13.6 million contract.

      In November 2003, we entered into a Testing Agreement with the Medicines For Malaria Venture, a foundation established in Switzerland and UNC-CH, pursuant to which we, with the support of MMV and UNC-CH, conducted a proof of concept study of pafuramidine in human clinical trials with the goal of obtaining marketing approval of a product for the treatment of malaria. Through February 10, 2006, the Company had received approximately $5.6 million under this agreement. We and MMV agreed in December 2005 to terminate the current agreement to refocus our efforts on a combination therapy using AQ13 in collaboration with Tulane University. MMV has verbally committed to the new program and additional funding. We plan to disclose the terms of the new program and funding upon completion of documentation.

      We will continue to apply for new grants to support continuing research and development of our proprietary aromatic cation technology platform and other drug candidates. The process of obtaining grants is extremely competitive and there can be no assurance that any of our grant applications will be acted upon favorably. Some charitable organizations directly or indirectly provide funding to us may require licenses to our proprietary information or may impose price restrictions on the products we develop with their funds. We may not be able to negotiate terms that are acceptable to us with such organizations. In the event we are unable to raise sufficient funds to advance our product developments with such grant funds we may seek to raise additional capital with the issuance of equity or debt securities. There can be no assurance that we will be able to place or sell equity or debt securities on terms acceptable to us and, if we sell equity, existing stockholders may suffer dilution (see Risk Factors, this section, entitled "Shares eligible for future sale may adversely affect our ability to sell equity securities," and "Our outstanding options and warrants may adversely affect our ability to consummate future equity financings due to the dilution potential to future investors").

None of our drug candidates have been approved for sale by any regulatory agency; approval is required before we can sell drug products commercially.

      Our first drug candidate, pafuramidine, requires additional clinical testing, regulatory approval and development of marketing and distribution channels, all of which are expected to require substantial additional investment prior to commercialization. There can be no assurance that any of our drug candidates will be successfully developed, proven to be safe and effective in human clinical trials, meet applicable regulatory standards, be approved by regulatory authorities, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If we are unable to commercialize our drug candidates in a timely manner we may be required to seek additional funding, reduce or cancel some or all of our development programs, sell or license some of our proprietary information or cease operations.

There are substantial uncertainties related to clinical trials that may result in the extension, modification or termination of one or more of our programs.

      In order to obtain required regulatory approvals for the commercial sale of our drug candidates, we must demonstrate through human clinical trials that our drug candidates are safe and effective for their intended uses. Prior to conducting human clinical trials we must obtain governmental approvals from the host nation, approval from the United States to export our drug candidate to the test site (if the test site is not in the United States) and qualify a sufficient number of volunteer patients that meet our trial criteria. If we do not obtain required governmental consents or if we do not enroll a sufficient number of patients in a timely manner or at all, our trial expenses could increase, results may be delayed or the trial may be cancelled.

      We may find, at any stage of our research and development and commercialization, that drug candidates that appeared promising in earlier clinical trials do not demonstrate safety or effectiveness in later clinical trials and therefore do not receive regulatory approvals. Despite the positive results of our preclinical testing and human clinical trials those results may not be predictive of the results of later clinical trials and large-scale testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even after promising results had been obtained in early-stage human clinical trials.

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

      Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of our development programs will be successfully completed, that any IND application filed with the FDA (or any foreign equivalent filed with the appropriate foreign authorities) will become effective, that additional clinical trials will be allowed by the FDA or other regulatory authorities, or that clinical trials will commence as planned. There have been delays in our testing and development schedules due to the aforementioned conditions and funding and patient enrollment difficulties and there can be no assurance that our future testing and development schedules will be met.

We do not currently have pharmaceutical manufacturing and distribution capability, which could impair our ability to develop commercially viable products at reasonable costs.

      Our ability to commercialize drug candidates will depend in part upon our ability to have manufactured or develop the capability to manufacture our drug candidates and to distribute those goods, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. We currently lack facilities and personnel to manufacture or distribute our drug candidates. There can be no assurance that we will be able to acquire such resources, either directly or through third parties, at reasonable costs, if we develop commercially viable products. We are dependent on third party relationships for critical aspects of our business; problems that develop in these relationships may increase costs and/or diminish our ability to develop our drug candidates.

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

      We may seek additional third party relationships in certain areas, particularly in clinical testing, manufacturing, marketing, distribution and other areas where pharmaceutical and biotechnology company collaborators will enable us to develop particular products or geographic markets that are otherwise beyond our current resources and/or capabilities. There is no assurance that we will be able to obtain any such collaboration or any other research and development, clinical trial, manufacturing, marketing or distribution relationships. Our inability to obtain and maintain satisfactory relationships with third parties may have a material adverse effect on our business by slowing our ability to develop new products, requiring us to expand our internal capabilities, increasing our overhead and expenses, hampering future growth opportunities or causing us to delay or terminate affected programs.

We are uncertain about our ability to protect or obtain necessary patents and protect our proprietary information; our ability to develop and commercialize drug candidates would be compromised without adequate intellectual property protection.

      We have spent and continue to spend considerable funds to develop our drug candidates and we are relying on the potential to exploit commercially without competition the results of our product development. Much of our intellectual property is licensed to us under various agreements including the Consortium Agreement, related License Agreement and the Tulane License Agreement. It is the primary responsibility of the discoverer to develop his, her or its invention confidentially, insure that the invention is unique, and to obtain patent protection. In most cases, our role is to reimburse patent related costs after we decide to develop any such invention. We therefore rely on the inventors to insure that technology licensed to us is adequately protected. Without adequate protection for our intellectual property we believe our ability to realize profits on our future commercialized product would be diminished. Without protection, competitors might be able to copy our work and compete with our products without having invested in the development.

      There can be no assurance that any particular patent will be granted or that issued patents (issued to us directly or through licenses) will provide us with the intellectual property protection contemplated by such patents. Patents and licenses of patents can be challenged, invalidated or circumvented. Patent litigation is expensive and time-consuming and the outcome cannot be predicted. It is also possible that competitors will develop similar products simultaneously. Our breach of any license agreement or the failure to obtain a license to any technology or process which may be required to develop or commercialize one or more of our drug candidates may have a material adverse effect on our business, including the need for additional capital to develop alternate technology, the potential that competitors may gain unfair advantage and lessen our expectation of potential future revenues.

      The pharmaceutical and biotechnology fields are characterized by a large number of patent filings, and a substantial number of patents have already been issued to other pharmaceutical and biotechnology companies. Third parties may have filed applications for, or may have been issued, certain patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those that we are attempting to develop and commercialize. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. No assurance can be given that patents do not exist, have not been filed or could not be filed or issued, which contain claims relating to or competitive with our technology, drug candidates, product uses or processes. If patents have been or are issued to others containing preclusive or conflicting claims, then we may be required to obtain licenses to one or more of such patents or to develop or obtain alternative technology. There can be no assurance that the licenses or alternative technology that might be required for such alternative processes or products would be available on commercially acceptable terms, or at all.

      Because of the substantial length of time and expense associated with bringing new drug products to market through the development and regulatory approval process, the pharmaceutical and biotechnology industries place considerable importance on patent and trade secret protection for new technologies, products and processes. Since patent applications filed in the United States are confidential for eighteen months after filing and some are confidential until their date of issue as a patent and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we (or our licensors) were the first to make the inventions covered by pending patent applications or that we (or our licensors) were the first to file patent applications for such inventions. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions and, therefore, the breadth of claims allowed in pharmaceutical and biotechnology patents, or their enforceability, cannot be predicted. There can be no assurance that any patents under pending patent applications or any further patent applications will be issued. Furthermore, there can be no assurance that the scope of any patent protection will exclude competitors or provide us competitive advantages, that any of our (or our licensors') patents that have been issued or may be issued will be held valid if subsequently challenged, or that others, including competitors or current or former employers of our employees, advisors and consultants, will not claim rights in, or ownership to, our (or our licensors') patents and other proprietary rights. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our proprietary information, or that others may not be issued patents that may require us to obtain a license for, and pay significant fees or royalties for, such proprietary information.

We rely on technology developed by others and shared with collaborators to develop our drug candidates which puts our proprietary information at risk of unauthorized disclosure.

      We rely on trade secrets, know-how and technological advancement to maintain our competitive position. Although we use license agreements, confidentiality agreements and employee proprietary information and invention assignment agreements to protect our trade secrets and other unpatented know-how, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

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

      The pharmaceutical and biotechnology industries have experienced extensive litigation regarding patent and other intellectual property rights. We could incur substantial costs in defending suits that may be brought against us (or our licensors) claiming infringement of the rights of others or in asserting our (or our licensors') patent rights in a suit against another party. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office or similar foreign agency for the purpose of determining the priority of inventions in connection with our (or our licensors') patent applications.

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

      We require our employees, consultants and third parties with whom we share proprietary information to execute confidentiality agreements upon the commencement of their relationship with us. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship will be our exclusive property and will be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information. If our unpatented proprietary information is publicly disclosed before we have been granted patent protection, our competitors could be unjustly enriched and we could lose the ability to profitably develop products from such information.

Our industry has significant competition; our drug candidates may become obsolete prior to commercialization due to alternative technologies thereby rendering our development efforts obsolete or non-competitive.

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

      We are aware of other companies and institutions dedicated to the development of therapeutics similar to those we are developing, including Sanofi-Aventis, Hoffman-LaRoche Ltd., Pfizer Inc., Novartis, and Bayer Corporation. Many of our existing or potential competitors have substantially greater financial and technical resources than we do and therefore may be in a better position to develop, manufacture and market pharmaceutical products. Many of these competitors are also more experienced performing preclinical testing and human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of our drug candidates.

      In the event some or all of our programs are rendered non-competitive or obsolete, we do not currently have alternative strategies to develop new product lines or the financial resources to pursue such a course of action.

There is no assurance that we will receive FDA or corollary foreign approval for any of our drug candidates for any indication; we are subject to government regulation for the commercialization of our drug candidates.

      We have not made application to the FDA or any other regulatory agency to sell commercially or label any of our drug candidates. We or our collaborators have received licenses from the FDA to export pafuramidine for testing purposes and have previously been approved to conduct human clinical trials for various indications in each of the United States, Germany, France, the Democratic Republic of Congo, Angola, Thailand, Peru and South Africa.

      All new pharmaceutical drugs, including our drug candidates, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the Federal Food, Drug and Cosmetic Act ("FDCA") and other laws and by applicable state, local and foreign governments. Such regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of pharmaceutical drugs. If drug products are marketed abroad, they are subject to extensive regulation by foreign governments. Failure to comply with applicable regulatory requirements may subject us to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending applications.

      Each of our drug candidates must be approved for each indication for which we believe it to be viable. We have not yet determined from which regulatory agencies we will seek approval for our drug candidates or indications for which approval will be sought. Once determined, the approval process is subject to those agencies' policies and acceptance of those agencies' approvals, if obtained, in the countries where we intend to market our drug candidates.

We have not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our drug candidates.

      On April 23, 2004 the FDA granted fast-track designation for pafuramidine, our first drug candidate, for treatment of African sleeping sickness (trypanosomiasis). Fast-track designation means, among other things, that the FDA may accept initial late-stage data from us, rather than waiting for the entire Phase III clinical trial data to be submitted together, for consideration of approval to market the drug. There is, however, no guarantee that fast-track designation will result in faster product development or licensing approval or that our drug candidates will be approved at all.

      The process of obtaining FDA or other regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied. Furthermore, the approval process is extremely expensive and uncertain. There can be no assurance that our drug candidates will be approved for commercial sale in the United States by the FDA or regulatory agencies in foreign countries. The regulatory review process can take many years and we will need to raise additional funds to complete the regulatory review process for our current drug candidates. The failure to receive FDA or other governmental approval would have a material adverse effect on our business by precluding us from marketing and selling such products and negatively impacting our ability to generate future revenues. Even if regulatory approval of a product is granted, there can be no assurance that we will be able to obtain the labeling claims (a labeling claim is a product's description and its FDA permitted uses) necessary or desirable for the promotion of such product. FDA regulations prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for post-marketing studies if regulatory approval is obtained; we will also be subject to ongoing FDA obligations and continued regulatory review. In particular, we, or our third party manufacturers, will be required to adhere to Good Manufacturing Practices ("GMP"), which require us (or our third party manufacturers) to manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control. Further, we (or our third party manufacturers) must pass a manufacturing facilities pre-approval inspection by the FDA or corollary agency before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties, such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side-effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

      Prior to the submission of an application for FDA or other regulatory approvals, our pharmaceutical drugs undergo rigorous preclinical and clinical testing, which may take several years and the expenditure of substantial financial and other resources. Before commencing clinical trials in humans in the United States, we must submit to the FDA and receive clearance of an IND. There can be no assurance that submission of an IND for future clinical testing of any of our drug candidates under development or other future drug candidates will result in FDA permission to commence clinical trials or that we will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Further, there can be no assurance that if such testing of drug candidates under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory agency or approved by the FDA for marketing in the United States or by any such foreign regulatory agencies for marketing in foreign jurisdictions.

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

      Our ability to commercialize any of our drug candidates will depend in part on the extent to which reimbursement for the costs of the resulting drug will be available from government health administration authorities, private health insurers, non-governmental organizations and others. Many of our drug candidates, including treatments for trypanosomiasis, malaria and tuberculosis, would be in the greatest demand in developing nations, many of which do not maintain comprehensive health care systems with the financial resources to pay for such drugs. We do not know to what extent governments, private charities, international organizations and others would contribute toward bringing newly developed drugs to developing nations. Even among drugs sold in developed countries, significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance of the availability of third party insurance reimbursement coverage enabling us to establish and maintain price levels sufficient for realization of a profit on our investment in developing pharmaceutical drugs. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drug products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of our anticipated products, the market acceptance of these products would be adversely affected.

      Healthcare reform proposals are regularly introduced in the United States Congress and in various state legislatures and there is no guarantee that such proposals will not be introduced in the future. We cannot predict when any proposed reforms will be implemented, if ever, or the effect of any implemented reforms on our business. Implemented reforms may have a material adverse effect on our business by reducing or eliminating the availability of third-party reimbursement for our anticipated products or by limiting price levels at which we are able to sell such products. If reimbursement is not available for our products, health care providers may prescribe alternative remedies if available. Patients, if they cannot afford our products, may do without. In addition, if we are able to commercialize products in overseas markets, then our ability to achieve success in such markets may depend, in part, on the health care financing and reimbursement policies of such countries. We cannot predict changes in health care systems in foreign countries, and therefore, do not know the effects on our business of possible changes.

Shares eligible for future sale may adversely affect our ability to sell equity securities.

      Sales of our common stock (including the issuance of shares upon conversion of preferred stock) in the public market could materially and adversely affect the market price of shares because prior sales have been executed at or below our current market price. We have outstanding five series of preferred stock that convert to common stock at prices equivalent to $4.42, $4.00, $4.42, $9.00 and $7.04, respectively, for our series A, series B, series C, series D and series E convertible preferred stock (subject to adjustment for stock splits, stock dividends and similar dilutive events). Our obligation to convert the preferred stock upon demand by the holders may depress the price of our common stock and also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

      As of June 2, 2006 we had 13,995,666 shares of common stock outstanding, plus (1) 58,400 shares of series A convertible preferred stock, convertible into approximately 330,316 shares of common stock at the conversion rate of 1:5.656,
(2) 13,464 shares of series B Convertible Preferred stock convertible into approximately 84,150 shares of common stock at the conversion rate of 1:6.25,
(3) 45,536 shares of series C convertible preferred stock convertible into approximately 257,556 shares of common stock at the conversion rate of 1:5.656,
(4) 117,200 shares of series D convertible preferred stock convertible into approximately 325,558 shares of common stock at the conversion rate of 1:2.778,
(5) 110,600 shares of series E convertible preferred stock convertible into approximately 392,757 shares of common stock at the conversion rate of 1:3.551,
(6) 1,578,117 options to purchase shares of common stock with a weighted-average exercise price of $9.36 per share, and (7) 2,850,112 warrants to purchase shares of common stock with a weighted-average exercise price of $7.52. Of the shares outstanding, 12,191,206 shares of common stock are freely tradable without restriction. All of the remaining 1,804,460 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended (the "Securities Act").

Our outstanding options and warrants may adversely affect our ability to consummate future equity financings due to the dilution potential to future investors.

      We have outstanding options and warrants for the purchase of shares of our common stock with exercise prices currently below market which may adversely affect our ability to consummate future equity financings. The holders of such warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. To the extent any such options and warrants are exercised, the value of our outstanding shares of our common stock may be diluted.

      As of June 2, 2006, we have outstanding vested options to purchase 1,135,739 shares of common stock at a weighted-average exercise price of $9.78, and vested warrants to purchase 2,740,112 shares of common stock with a weighted-average price of $7.34

      Due to the number of shares of common stock we are obligated to sell pursuant to outstanding options and warrants described above, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding options and warrants.

The market price of our common stock has experienced significant volatility.

      The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical companies have been and can be expected to be especially volatile. Our common stock price in the 52-week period ended (i) March 31, 2006 had a high of $13.89 and a low of $6.30 and (ii) June 9, 2006 had a high of $13.70 and a low of $6.30. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of pharmaceutical drugs and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our common stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.

We may pay vendors in stock as consideration for their services; this may result in stockholder dilution, additional costs and difficulty retaining certain vendors.

      In order for us to preserve our cash resources, we have previously paid and may in the future pay vendors in shares, warrants or options to purchase shares of our common stock rather than cash. Payments for services in stock may materially and adversely affect our stockholders by diluting the value of outstanding shares of our common stock. In addition, in situations where we have agreed to register the shares issued to a vendor, this will generally cause us to incur additional expenses associated with such registration. Paying vendors in shares, warrants or options to purchase shares of common stock may also limit our ability to contract with the vendor of our choice should that vendor decline payment in stock.

We do not intend to pay dividends on our common stock. Until such time as we pay cash dividends, our stockholders must rely on increases in our stock price for appreciation.

      We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our products and therefore we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in our common stock's market price for appreciation.

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

      Our continuing obligations as a public company under the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and related regulations, are likely to increase our expenses and administrative burden. Changes in the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission and self-regulatory organizations (e.g. the AMEX), are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and expect to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from the business of the Company to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the conduct expected by regulatory or governing bodies, those authorities may initiate legal proceedings against us and our business may be harmed.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

      Our certificate of incorporation limits, to the maximum extent permitted under Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our bylaws provide that we will indemnify our officers, directors, employees and other agents to the fullest extent permitted by law. These provisions may be in some respects broader than the specific indemnification provisions under Delaware law. The indemnification provisions may require us, among other things, to (i) indemnify such persons against certain liabilities that may arise by reason of their status with or service to the Company (other than liabilities arising from willful misconduct of a culpable nature), (ii) advance expenses incurred as a result of any proceeding against such persons as to which they could be indemnified and (iii) obtain directors' and officers' insurance. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director's duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

      We believe that our limitation of officer and director liability assists us to attract and retain qualified officers and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting therefrom. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders' best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

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

      The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the United States Securities Exchange Commission ("SEC"), the AMEX or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock.

Product liability exposure may expose us to significant liability.

      We do not have pharmaceutical products for sale and we therefore do not carry product liability insurance. However, if we do commercialize drug products we will face risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. We may not have sufficient insurance coverage and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred, potentially damaging our financial performance. We do carry commercial general liability insurance and clinical trial insurance which covers our human clinical trial activities.

                               ITEM 2. PROPERTIES

      Our executive offices are in New York, located at One North End Avenue, New York, New York 10282. We pay rent of approximately $10,100 per month, on a month-to-month basis, for approximately 2,500 square feet of space for our New York office. Our research and development offices are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061. We occupy approximately 9,750 square feet of space under a lease that expires on March 14, 2010. Our rent for the Vernon Hills facility is approximately $8,200 per month through March 2008. We are also charged by the landlord of our Vernon Hills, Illinois offices a portion of the real estate taxes and common area operating expenses. We believe our current facilities are adequate for our needs for the foreseeable future and, in the opinion of our management, the facilities are adequately insured.

      Our indirectly wholly-owned subsidiary, Immtech Life Science, owns two floors of a newly-constructed building located in the Futian Free Trade Zone, Shenzhen, in the PRC. The property comprises the first two floors of an industrial building named the Immtech Life Science Building. The duration of the land use right associated with the building on which the property is located is 50 years which expires May 24, 2051.

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

      Since the filing of the complaint, Neurochem had aggressively sought to have an International Chamber of Commerce ("ICC") arbitration panel hear this dispute, as opposed to the federal district court in which the action was originally filed. The Company agreed to have a three member ICC arbitration panel (the "Arbitration Panel") hear and rule on the dispute on the expectation that the Arbitration Panel would reach a more timely and economical resolution.

      The ICC hearing was held September 7 to September 20, 2005. Final papers were filed by both parties on November 2, 2005. The ICC tribunal closed the hearing on April 17, 2006.

      On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Tribunal found that Neurochem breached the testing agreement and awarded Immtech approximately $1.9 million in damages and attorneys' fees and costs, and (ii) denied all of Neurochem's claims against Immtech.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

      In October 2003, Gerhard Von der Ruhr et al (the "Von der Ruhr Plaintiffs") filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors. The Von der Ruhr Plaintiff's complaint alleged that (i) the Company refused to authorize the Company's transfer agent to remove the restrictive legends from the stock certificates of the Von der Ruhr Plaintiffs, (ii) the Company refused to honor the Von der Ruhr Plaintiffs' exercise of certain stock options and (iii) the Company refused to honor an agreement regarding certain technology. The Von der Ruhr Plaintiffs also allege that certain officers and directors interfered with the Von der Ruhr Plaintiffs' contracts with the Company. The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs. In a filing made in late February, 2005, the Von der Ruhr Plaintiffs specified damages of approximately $44.5 million in damages, which includes $42 million related to the alleged technology agreement claim, which the Company believes is meritless. In 2005, one of the counts in the case was dismissed upon the Company's motion for summary judgment. The Company has filed pre-trial motions regarding the evidence to be introduced at the trial of the remaining counts, including a motion to preclude disclosure of evidence of Von der Ruhr's alleged damages. Those pre-trial motions are pending. The case is likely to be set for trial sometime in 2006 or 2007.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Matters submitted to a vote of the security holders at our Annual Meeting on December 15, 2005 at the Westin O'Hare Hotel in Rosemont, Illinois have been disclosed in our quarterly report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 9, 2006.

                                    PART II.

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

A.    Market Information

      Our common stock has been quoted on the American Stock Exchange under the symbol "IMM" since August 11, 2003 (our common stock was quoted under the Symbol "IMMT" on the NASDAQ SmallCap Market from April 26, 1999 to March 29, 2000, on the NASDAQ National

Market System from March 30, 2000 to March 8, 2002, on the NASDAQ SmallCap Market from March 9, 2002 to December 2, 2002, and on the NASDAQ OTC Bulletin Board from December 2, 2002 to August 11, 2003). Following are the reported high and low share trade prices as reported by IDD Information Services, NASDAQ Online and Lexis/Nexis for each of the quarters set forth below since the fiscal quarter ended March 31, 2003.

                                                 High     Low
                                                 ----     ---

            2003
            Quarter ended March 31, 2003        $4.85     $1.58
            Quarter ended June 30, 2003.        $7.00     $4.15
            Quarter ended September 30, 2003   $18.82     $5.70
            Quarter ended December 31, 2003    $32.51     $9.00

            2004
            Quarter ended March 31, 2004       $19.50    $10.11
            Quarter ended June 30, 2004.       $22.80    $11.85
            Quarter ended September 30, 2004   $12.75     $8.45
            Quarter ended December 31, 2004    $14.73     $7.58

            2005
            Quarter ended March 31, 2005       $15.70    $10.03
            Quarter ended June 30, 2005.       $13.89     $9.50
            Quarter ended September 30, 2005   $12.63    $10.61
            Quarter ended December 31, 2005    $11.94     $6.30

            2006
            Quarter ended March 31, 2006        $9.62     $6.80

B.    Stockholders

      As of June 2, 2006, the Company had approximately 236 stockholders of record of our common stock and the number of beneficial owners of shares of common stock as of such date was approximately 3,464. As of June 2, 2006, the Company had approximately 13,995,666 shares of common stock issued and outstanding.

C.    Dividends

      We have never declared or paid dividends on our common stock and we do not intend to pay any common stock dividends in the foreseeable future. Our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock earn dividends of 6%, 8%, 8%, 6%, and 6% per annum, respectively, each payable semi-annually on each April 15 and October 15 while outstanding, and which, at our option, may be paid in cash or in shares of our common stock valued at the 10-day volume-weighted average of the closing sale price of the Company's common stock as reported by the primary stock exchange on which such stock is listed or traded.

D.    Recent Sales of Unregistered Securities

      We issued unregistered securities in the following transactions, in each case pursuant to Section 4(2) of the Securities Act and Regulation 506 thereunder, during the fiscal quarter ended March 31, 2006:

      o On February 13, 2006, a holder exercised an option to purchase 300 shares which were exercisable at $2.55 per share resulting in proceeds to the Company of $765.

      o On May 26, 2006, we issued 5,000 restricted shares of common stock to T. Stephen Thompson as part of his retirement and consulting agreement.

E.    Securities Authorized for Issuance under Equity Compensation Plans

      The following table provides information as of March 31, 2006, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                                                                               Number of securities
                                                                                              remaining available for
                                                                                               future issuance under
                                          Number of securities to       Weighted average        equity compensation
                                          be issued upon exercise      exercise price of         plans (excluding
                                          of outstanding options,     outstanding options,    securities reflected in
                                           warrants and rights(1)    warrants and rights(1)         column(a))
      Plan category (in thousands)                  (a)                       (b)                       (c)
--------------------------------------  --------------------------   ----------------------   -----------------------
Equity compensation plans approved by
   security holders(2)...............             1,554,380                  $9.25                     762,083

Equity compensation plans not approved
   by security holders(3)............             2,850,110                  $7.52

Total................................             4,404,490                  $8.13                     762,083

--------------------

(1) As adjusted for reverse stock splits that occurred on each of July 24, 1998 and January 25, 1999.

(2)   This category consists solely of options.

(3)   This category consists solely of warrants.

F.    Series E Convertible Preferred Stock Private Placements

      On December 13, 2005, we filed a Series E Convertible Preferred Stock Certificate of Designation ("Series E Certificate of Designation") with the Secretary of State of the State of Delaware, designating 167,000 shares of our 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share ("Series E Preferred Stock"). Dividends on the Series E Preferred Stock accrue at a rate of 6% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. We have the option to pay the dividend either in cash or in equivalent shares of common stock. If common stock is to be used to pay the dividend, such common stock is to be valued at the 10-day volume-weighted average of the closing sale price of the Company's common stock as reported by the primary stock exchange on which such stock is listed or traded.

      Each share of Series E Preferred Stock is convertible by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $7.04 conversion price (the "Conversion Price E"), subject to anti-dilution adjustment for stock splits, stock dividends and similar events. We may at any time require that any or all outstanding shares of Series E Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series E Preferred Stock is convertible is registered pursuant to an effective registration statement. The number of shares of common stock will be determined by (i) dividing the Liquidation Price by the Conversion Price E, provided that the closing bid price for our common stock exceeds $10.56 for 20 out of 30 consecutive trading days within 180 days prior to notice of conversion, or (ii) if the requirements of (i) above are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price E. The Conversion Price E is subject to anti-dilution for stock splits, stock dividends and similar events, as set forth in the Certificate of Designation. The Company will, on December 13, 2008, at the Company's election, (i) redeem the Series E Preferred Stock plus any accrued and unpaid interest for cash, (ii) convert the Series E Convertible Preferred Stock and any accrued and unpaid interest into common stock, or (iii) redeem and convert the Series E Convertible Preferred Stock in any combination of (i) or (ii).

      The Series E Preferred Stock has a preference in liquidation over the common stock equal to $25.00 per share, plus any accrued and unpaid dividends, and is parri passu with all other outstanding series of preferred stock of the Company. Each issued and outstanding share of Series E Preferred Stock is entitled to 3.5511 votes (subject to adjustment as above) with respect to any and all matters presented to our stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, holders of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, and Series E Convertible Preferred Stock vote together with the holders of our common stock as a single class.

      On December 13, 2005, we issued an aggregate of 133,600 shares of our Series E Preferred Stock in a private placement to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The gross proceeds of the offering were $3,340,000. The securities were sold pursuant to exemptions from registration under the Securities Act. Each purchaser of the Series E Preferred Stock was granted an option to purchase, at $25.00 per share, up to an additional 25% of the number of shares of Series E Preferred Stock purchased on December 13, 2005 (the option period terminated on March 10, 2006). On March 10, 2006, we completed private placements to the Series E Preferred Stock optionholders of 27,000 additional shares of Series E Preferred Stock, which resulted in gross proceeds to us of approximately $675,000.

      Subject to adjustment for dilution as above, each share of Series E Preferred Stock is convertible into 3.5511 shares of common stock.

      On December 13, 2005, in connection with the Series E Preferred Stock private placement offering, we issued to the purchasers of the Series E Preferred Stock, warrants to purchase in the aggregate 83,500 shares of our common stock at an exercise price of $10.00 per share of common stock. The warrants expire on December 12, 2008. At any time after December 12, 2006, if our common stock price closes above $15.00 for 20 out of 30 consecutive trading days, we may, upon 20 days notice, redeem any unexercised portion of any warrants for a redemption fee equal to $0.10 per share of common stock underlying the warrants. During the 20-day notice period, the warrant holder may exercise all or a portion of the warrants by tendering the appropriate exercise price.

      In connection with the Series E Preferred Stock offering of December 13, 2005, we entered into an Introductory Agreement with Ableguard Investment Limited ("Ableguard") pursuant to which Ableguard assisted us by identifying qualified investors. For its services, we granted to Ableguard a warrant to purchase 68,000 shares of common stock. The terms of the warrant are in all material respects identical to the terms of the warrants issued to the purchasers of the Series E Preferred Stock.

G.    Conversions of Preferred Stock to Common Stock

      Series C. On February 10, 2006, a holder of Series C Convertible Preferred Stock ("Series C Stock") converted 1,000 shares of Series C Stock and accrued dividends into 5,732 shares of common stock.

      Series E. On March 23, 2006, holders of Series E Convertible Preferred Stock ("Series E Stock") converted 4,000 shares of Series E Stock and accrued dividends into 14,418 shares of common stock.

                        ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial data that was derived from our financial statements (dollars in thousands except share and per share data):


                                                             Year ended March 31,
                                     ---------------------------------------------------------------
                                       2006          2005          2004          2003         2002
                                     --------      --------      --------      --------     --------
Statement of Operations:
REVENUES........................      $3,575        $5,931        $2,416        $1,609       $3,522
                                     --------      --------      --------      --------     --------
EXPENSES:
   Research and development.....       9,680         7,309         3,293         2,570        3,958(1)
   General and administrative...       9,631(6)     12,190(5)     11,989(4)      3,732(3)     2,928
   Equity in loss of joint venture
                                     --------      --------      --------      --------     --------
   Total expenses...............      19,311        19,499        15,282         6,302        6,886



                                                             Year ended March 31,
                                     ---------------------------------------------------------------
                                       2006          2005          2004          2003         2002
                                     --------      --------      --------      --------     --------
LOSS FROM OPERATIONS............        (15,736)      (13,569)      (12,866)       (4,693)      (3,364)
                                     -----------   -----------   ----------   -----------   ----------
OTHER INCOME (EXPENSE):
   Interest income..............            210           135            20            14           41
   Interest expense.............
   Loss on sales of investment
     securities - net...........
   Cancelled offering costs.....
   Gain on extinguishment of debt
                                     -----------   -----------   ----------   -----------   ----------
   Other income (expense) - net                           135            20            14           41
NET LOSS........................        (15,526)      (13,433)      (12,846)       (4,679)     (3,323)
CONVERTIBLE PREFERRED STOCK
   DIVIDENDS(2).................           (764)         (580)      (3,526)         (452)        (938)(2)
REDEEMABLE PREFERRED STOCK
   CONVERSION, PREMIUM
   AMORTIZATION AND DIVIDENDS...
                                     -----------   -----------   ----------   -----------   ----------
NET (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS.................        (16,290)      (14,013)     (16,372)       (5,131)      (4,261)
                                     ===========   ===========   ==========   ===========   ==========
BASIC AND DILUTED NET (LOSS)
   INCOME PER SHARE ATTRIBUTABLE
   TO COMMON STOCKHOLDERS:
                                     -----------   -----------   ----------   -----------   ----------
Net loss.....................             (1.31)        (1.27)       (1.43)        (0.71)       (0.55)
   Convertible preferred stock
     dividends..................          (0.06)        (0.05)       (0.39)        (0.07)       (0.16)
                                     -----------   -----------   ----------   -----------   ----------
BASIC AND DILUTED NET (LOSS)
   INCOME PER SHARE ATTRIBUTABLE
   TO COMMON STOCKHOLDERS.......          (1.37)       $(1.32)      $(1.82)       $(0.78)      $(0.71)
                                     ===========   ===========   ==========   ===========   ==========
WEIGHTED AVERAGE SHARES USED IN
   COMPUTING BASIC AND DILUTED
   LOSS PER SHARE...............     11,852,630    10,606,917    8,977,817     6,565,495    6,011,416



                                                             Year ended March 31,
                                     ---------------------------------------------------------------
                                       2006          2005          2004          2003         2002
                                     --------      --------      --------      --------     --------
Balance Sheet Data:
Cash and cash equivalents.......         14,138         9,472        6,745           112        2,038
Restricted funds on deposit.....            530         2,044        2,155         2,740          602
Working capital (deficiency)....         11,910         8,069        6,136          (115)       1,567
Total assets....................         18,554        15,276       12,586         6,610        2,876
Convertible preferred stock.....         10,015         7,752        9,522         5,138        4,032
Deficit accumulated during
   development stage............        (88,842)      (72,552)     (58,539)      (42,167)     (37,036)
Stockholders' equity............         15,603        11,741        9,748         3,192        1,736

--------------------

(1) Includes $1,159 credit to (reduction in) research and development costs for the settlement of certain disputed costs previously expensed during the year ended March 31, 2000.

(2) See Note 7 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

(3) Includes non-cash charges of (i) $758 of costs related to the issuance of 150,000 shares of common stock to Cheung Ming Tak to act as the Company's non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in the PRC, (ii) $188 of costs related to the issuance of 40,000 shares of common stock to The Gabriele Group, L.L.C., for assistance with respect to management consulting, strategic planning, public relations and promotions and (iii) $89 of costs related to the issuance of 8,333 shares of common stock and the vesting of 29,165 warrants to Fulcrum Holdings of Australia, Inc. ("Fulcrum").

(4) Includes non-cash charges of (i) $2,744 of costs related to the issuance of warrants to purchase 600,000 shares of common stock issued to China Harvest International Ltd as payment for "services to assist in obtaining regulatory approval to conduct clinical trials in the PRC, (ii) $63 for the issuance of 10,000 shares of common stock issued to Mr. David Tat Koon Shu for consulting services in the PRC, (iii) $1,400 for the issuance of 100,000 shares of common stock issued to Fulcrum for assisting with listing the Company's securities on a recognized stock exchange and for consulting services, (iv) $2,780 for the vested portion of 91,667 shares of common stock and the vested portion of warrants to purchase 320,835 shares of common stock issued to Fulcrum during the fiscal year based on agreements signed March 21, 2003 and (v) $247 for the attainment of certain milestones with respect to the vesting of warrants to purchase 20,000 shares of common stock issued to Pilot Capital Groups, LLC (f/k/a The Gabriela Group, LLC) based upon agreements signed July 31, 2002.

(5) Includes non-cash charges of (i) $4,531 of costs related to the four year extension of warrants received from RADE Management Corporation ("RADE"),
      (ii) $233 for the issuance of 20,000 options to Mr. Tony Mok for consulting services in the PRC, (iii) $301 for the extension of the unexercised Fulcrum warrants to December 23, 2005 and (iv) $10 for the extension of warrants initially issued to underwriters to purchase 21,400 shares of common stock from April 24, 2004 to May 11, 2004.

(6) Includes non-cash charges of $125 for the repricing and reduced exercise period of 125,000 Fulcrum warrants. Fulcrum exercised 35,000 warrants. The remaining 90,000 expired.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

A.    Overview

      We are dedicated to developing and commercializing drugs for infectious diseases. We target diseases with significant unmet medical need and well-defined endpoints that can be evaluated in clinical trials of relatively short duration. Our first drug candidate, pafuramidine maleate ("pafuramidine"), also known as DB289, is currently in two Phase III clinical trials, one for the treatment of Pneumocystis pneumonia (PCP) in patients with HIV/AIDS and the other for the treatment of African sleeping sickness (human African trypanosomiasis). These Phase III trials are based on Proof-of-Concept Phase II trials, which demonstrated DB289's tolerability and efficacy to treat these serious infectious diseases. The design and planned analyses for each of our Phase III clinical trials were preapproved by the United States Food and Drug Administration (FDA) under Special Protocol Assessments. Our development program for pafuramidine maleate for treating African sleeping sickness has been designated "fast-track" by the FDA and is sponsored in full through grants to our scientific consortium from the Foundation. There is, however, no guarantee that fast-track designation will result in faster product development or licensing approval or that our drug candidates will be approved at all.

      We recently completed a Phase IIb clinical trial using pafuramidine to treat malaria. The development of pafuramidine for malaria treatment through the Phase IIb trial was sponsored by Medicines for Malaria Ventures (MMV). MMV completed its sponsorship of pafuramidine during our past fiscal year. Subsequent studies in this indication are currently being designed by the Company.

      Additionally, we are planning a Phase II malaria challenge trial to assess the efficacy and safety of pafuramidine for malaria prophylaxis. This trial, which we plan for late 2006, is designed to assess whether pafuramidine treats malaria infection in the liver. (see "Pafuramidine for Malaria Prophylaxis" above for description of challenge trial).

      In addition to pafuramidine, Immtech has an expanding library of compounds targeting fungal infections, hepatitis C and other serious diseases. Our initial in vitro and in vivo assessments have identified several potential lead candidates and series for each of these indications. We continue to test these compounds to identify optimum lead compounds to move forward into further preclinical testing and subsequent clinical development.

      Immtech maximizes its research investments by collaborating with academia and foundations, and designing cost effective clinical trials targeting indications amenable to shorter duration treatments with well-defined endpoints. Our first drug candidate, pafuramidine, and several candidates in our discovery program were discovered and initially evaluated by our research partners at UNC-CH, Georgia State, Duke University and Auburn University. We have worldwide licenses to develop and exclusive rights to commercialize compounds discovered and patented by scientists at these universities, and we have access to a large library of compounds made by scientists at the above universities. Our license rights include 150 issued domestic US and foreign patents that cover many classes of novel chemical compounds.

      Since our formation in October 1984, we have engaged in pharmaceutical research and drug development, expanding our scientific capabilities and collaborative network, developing technology licensing agreements. Since obtaining the rights to our library of aromatic cations in 1997, we have been engaged in the development and commercialization of drugs to treat infectious diseases. We target as feasible, to preserve cash and minimize stockholders' dilution, foundation and government grants, the expertise and resources of strategic partners and third parties in a number of areas, including (i) discovery research, (ii) pre clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs. We have licensing and exclusive commercialization rights to a large library of cationic compounds and we are developing drugs intended for commercial use.

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

      With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to March 31, 2006, we incurred cumulative net losses of approximately $85,152,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

      o payments from The University of North Carolina at Chapel Hill, charitable foundations and other research collaborators under arrangements that may be entered into in the future;

      o research grants, such as Small Business Innovation Research ("SBIR") grants; and

      o     sales of equity securities or borrowing funds.

      The timing and amounts of grant and other revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones. Our results of operations for any period may be unrelated to the results of operations for any other period.

B.    Critical Accounting Policies and Estimates

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

      Grants to perform research are our primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates. Revenue related to grants to perform research and development is recognized as earned, based on the performance requirements of the specific grant. Prepaid cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.

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

C.    Research and Development Expenses

      All research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs, and sponsored research reimbursement fees are included in accrued liabilities and included in research and development expenses. Specific information pertaining to amounts spent directly on each of our major research and development projects follows. This information includes to the extent ascertainable, project status, costs incurred for the relevant fiscal years (including costs to date), nature, timing and estimated costs of project completion, anticipated completion dates, and the period in which material net cash inflow from projects is expected to commence, if at all. Not included in the information below are development activities and the costs therefor undertaken by our partners where we are not responsible for reimbursement. For example, in our TB program progress continues at our partner lab, however, no payments were due the lab in fiscal 2006.

      All of our research and development projects contain high levels of risk. Even if development is completed on schedule, there is no guarantee that any of our products will be licensed for sale. Human trials conducted in foreign and developing countries have additional risks, including governmental instability and local militia uprisings that may interrupt or displace our work. We are unable to quantify the impact to our operations, financial position or liquidity if we are unable to complete on schedule, or at all, any of our product commercialization programs.

D.    Malaria

      We expensed research and development costs for our malaria program for the fiscal years ended March 31, 2004, March 31, 2005 and March 31, 2006 of approximately $250,000, $2,270,000 and $2,650,000, respectively. Since our inception through March 31, 2006, approximately $5,215,000 has been expensed on research and development for the malaria project.

E.    Pneumocystis pneumonia ("PCP")

      We expensed research and development costs for the PCP program for the fiscal years ended March 31, 2004, March 31, 2005, and March 31, 2006 of approximately $241,000, $362,000 and $3,025,000, respectively. Since our inception through March 31, 2006, approximately $3,852,000 has been expensed on the PCP program.

F.    African Sleeping Sickness (Trypanosomiasis)

      We expensed research and development costs for the trypanosomiasis program for the fiscal years ended March 31, 2004, March 31, 2005, and March 31, 2006 of approximately $2,018,000, $3,584,000 and $2,756,000, respectively. Since our inception through March 31, 2006, approximately $12,906,000 has been expensed on the trypanosomiasis program.

G.    Antifungal & Tuberculosis ("TB") Programs

      Each of the antifungal and TB programs is estimated to cost between $25-40 million dollars (including manufacturing and formulation of their respective drugs). The Company is unable to calculate when initial drug sales for the antifungal and TB treatments may commence because of the early stage of development.

      We expensed research and development costs for the antifungal program for the fiscal years ended March 31, 2004, March 31, 2005, and March 31, 2006 of approximately $32,000, $29,000 and $467,000, respectively. Since our inception through March 31, 2006, approximately $863,000 has been expensed on the antifungal program.

      We expensed research and development costs for the TB program for the fiscal years ended March 31, 2004, March 31, 2005 and March 31, 2006 of approximately $24,000, $72,000 and $0, respectively. Since our inception through March 31, 2006, approximately $176,000 has been expensed on the TB program.

H.    Liquidity and Capital Resources

      From our inception through March 31, 2006, we have financed our operations with:

      o proceeds from various private placements of debt and equity securities, an initial public offering and other cash contributed from stockholders, which in the aggregate raised approximately $70,089,000

      o payments from research agreements, foundation grants and SBIR grants and STTR program grants of approximately $20,765,000; and

      o     the use of stock, options and warrants in lieu of cash compensation.

      On February 13, 2006, we completed a secondary public offering of common stock which raised approximately $14,880,000 of gross proceeds through the issuance of 2,000,000 shares of common stock sold to the public at $7.44 per share. Net proceeds were approximately $14,713,000.

      On December 13, 2005, we issued an aggregate of 133,600 shares of our Series E Preferred Stock in a private placement to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The gross proceeds of the offering were $3,340,000. The net proceeds were approximately $3,286,000. We issued to the purchasers of the Series E Preferred Stock, in connection with the offering, warrants to purchase in the aggregate 83,500 shares of our common stock at an exercise price of $10.00 per share of common stock (a warrant to purchase one share of common stock for each $40 invested in Series E Preferred Stock). The warrants expire on December 12, 2008. The securities were sold pursuant to exemptions from registration under the Securities Act. Each purchaser of the Series E Preferred Stock was also granted an option to purchase, at $25.00 per share, up to an additional 25% of the number of shares of Series E Preferred Stock purchased on December 13, 2005 (the option period terminated on March 10,
2006). On March 10, 2006, we completed private placements to the Series E Preferred Stock optionholders of 27,000 additional shares of Series E Preferred Stock, which resulted in gross proceeds to us of approximately $675,000. Each share of Series E Stock, among other things, (i) earns a 6% dividend payable, at our discretion, in cash or common stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding preferred stock over our common stock, (iii) is convertible at the initial conversion rate into 3.5511 shares of common stock and (iv) may be converted to common stock by us at any time.

      On July 30, 2004, we completed a secondary public offering of common stock wherein we sold 899,999 shares of common stock. The shares were sold to the public at $10.25 per share. The net proceeds were approximately $8,334,000.

      On January 22, 2004, we sold in private placements pursuant to Regulation D and Regulation S of the Securities Act (i) 200,000 shares of our Series D Convertible Preferred Stock, $0.01 par value ("Series D Stock") at a stated value of $25.00 per share and (ii) warrants to purchase 200,000 shares of our common stock with a $16.00 per share exercise price, for the aggregate consideration of $5,000,000 before issuance cost. The net proceeds were approximately $4,571,000. Each share of Series D Stock, among other things, (i) earns a 6% dividend payable, at our discretion, in cash or common stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding preferred stock, (iii) is convertible at the initial conversion rate into 2.7778 shares of common stock and (iv) may be converted to common stock by us at any time. The related warrants expire five years from the date of grant.

      From June 6, 2003 through June 9, 2003, we issued an aggregate of 125,352 shares of our Series C Preferred Stock in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The securities were sold pursuant to exemptions from registration under the Securities Act and were subsequently registered on Form S-3 (Registration Statement No. 333-108278). The gross proceeds of the offering were $3,133,800 and the net proceeds were approximately $2,845,000.

      On September 25, 2002 and October 28, 2002, we issued an aggregate of 76,725 shares of our Series B Convertible Preferred Stock and 191,812 related warrants in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The warrants have an exercise period of five years from the date of issuance and an exercise price of 6.125 per share. The securities were sold pursuant to exemptions from registration under the Securities Act and were subsequently registered on Form S-3 (Registration Statement No. 333-101197). The gross proceeds of the offering were $1,918,125 and the net proceeds were approximately $1,859,000.

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

      Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with the efforts of the scientific consortium and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research in preclinical and clinical trials, increased administrative expenses to support research and development and commercialization operations and increased capital expenditures for regulatory approvals, expanded research capacity and various equipment needs.

      As of March 31, 2006, we had federal net operating loss carry-forwards of approximately $76,314,000, which expire from 2007 through 2026. We also had approximately $73,800,000 of stated net operating loss carryforwards as of March 31, 2006, which expire from 2009 through 2026, available to offset certain future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $765,000 of our net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2006, we had federal income tax credit carryforwards of approximately $1,511,000, which expire from 2008 through 2026.

      We believe our existing resources, but not including proceeds from any grants we may receive, are sufficient to meet our planned expenditures through June 2007, although there can be no assurance that we will not require additional funds. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as drug candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, our corporate partners fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the development of manufacturing, our ability to maintain existing, and establish new, collaborative arrangements with other companies to provide funding to us to support these activities and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop our drug candidates and otherwise to meet our business objectives.

      We have, through our purchase of Super Insight Limited, obtained an ownership interest in improved real property in the PRC on which we may construct a pharmaceutical manufacturing facility. We are exploring the possibility of housing a pharmaceutical production facility for the manufacture of drug products in this facility or at other locations within PRC. (See "Item I
- Business - F. Manufacturing - Our PRC Facility" above) We may seek partners both in the PRC and domestically to fund part or all of the capital cost of construction of the pharmaceutical production line.

I.    Payments Due under Contractual Obligations

      We have future commitments at March 31, 2006 consisting of operating lease obligations as follows:

                  Year Ending
                   March 31,             Lease Payments
                   ---------             --------------
                      2007                    98,000
                                         --------------
                      2008                    98,000
                                         --------------
                      2009                   103,000
                                         --------------
                      2010                    99,000
                                         --------------
                     Total                  $398,000
                                         --------------

J.    Results of Operations

      1.    Year Ended March 31, 2006 Compared with Year Ended March 31, 2005

      Revenues under collaborative research and development agreements were approximately $3,575,000 and $5,931,000 in the years ended March 31, 2006 and 2005, respectively. In 2006, we recognized revenues of approximately $869,000 relating to the clinical research subcontract agreement between us and UNC-CH funded by a grant that UNC-CH received from the Foundation, and approximately $2,663,000 relating to the testing agreement with MMV, while in 2005, there were revenues recognized of approximately $3,592,000 relating to the clinical research subcontract agreement, and revenues of approximately $2,275,000 relating to the testing agreement with MMV. Additionally there were revenues of approximately $43,000 recognized from an SBIR grant from the NIH in 2006 compared to approximately $63,000 recognized in 2005.

      Research and development expenses increased from approximately $7,309,000 in 2005 to approximately $9,680,000 in 2006. Expenses relating to the clinical research subcontract agreement with UNC-CH decreased from approximately $3,584,000 in 2005 to approximately $2,756,000 in 2006. Expenses relating to the testing agreement with MMV increased from approximately $2,270,000 in 2005 to approximately $2,650,000 in 2006. Expenses relating to preclinical and clinical trial costs primarily for Pneumocystis pneumonia increased from approximately $633,000 in 2005 to approximately $3,376,000. The increase in expenses for Pneumocystis pneumonia is primarily due to the initiation of Phase III trials in the US and Latin America.

      General and administrative expenses were approximately $9,631,000 in 2006, compared to approximately $12,190,000 in 2005. Non-cash general and administrative expenses for common stock, stock options and warrants in 2006 were approximately $151,000 as compared to approximately $5,075,000 in 2005. Non-cash expenses in 2006 included (i) approximately $125,000 for the reduction in the warrant price from $15.00 to $8.80 of the Fulcum warrants and the shortening of the exercise period from December 23, 2005 to November 5, 2005 and
(ii) approximately $26,000 for the issuance of 2,000 shares of common stock for settling a disputed obligation, as compared to non-cash expenses in 2005 of (i) approximately $4,531,000 for the four year extension of warrants initially issued to RADE Management Corporation ("RADE"), (ii) approximately $233,000 for the issuance of options to purchase 20,000 shares of common stock issued to Mr. Tony Mok for consulting services in the PRC, (iii) approximately $301,000 for the extension of Fulcrum warrants to December 23, 2005 and (iv) approximately $10,000 for the extension of 21,400 underwriter warrants from April 24, 2004 to May 11, 2004. Legal expenses for patents decreased from approximately $449,000 in 2005 to approximately $442,000 in 2006. Legal fees, primarily related to the Neurochem dispute (including fees to the International Chamber of Commerce and expert witnesses), increased from approximately $2,393,000 in 2005 to approximately $4,778,000. Ongoing expenses relating to Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech Hong Kong decreased from approximately $347,000 in 2005 to approximately $217,000 in 2006. Accounting fees increased from approximately $199,000 in 2005 to approximately $217,000 in 2006. Payroll and associated expenses increased from approximately $1,187,000 in 2005 to approximately $1,479,000 in 2006, due primarily to new hires. Contract services increased from approximately $277,000 in 2005 to approximately $363,000 in 2006, due primarily to the use of consultants and market research. Travel expenses decreased from approximately $500,000 in 2005 to approximately $399,000 in 2006. Insurance and state franchise taxes increased from approximately $476,000 in 2005 to approximately $561,000 in 2006. Marketing related expenses decreased from approximately $662,000 in 2005 to approximately $339,000 in 2006. All other general and administrative expenses increased from approximately $625,000 in 2005 to approximately $685,000 in 2006.

      We incurred a net loss of approximately $15,525,000 for the year ended March 31, 2006, as compared to a net loss of approximately $13,433,000 for the year ended March 31, 2005.

      In 2006, we also charged deficit accumulated during the development stage of approximately $764,000 of non-cash convertible preferred stock dividends and convertible preferred stock premium deemed dividends as compared to approximately $580,000 in 2005.

      2.    Year Ended March 31, 2005 Compared with Year Ended March 31, 2004

      Revenues under collaborative research and development agreements were approximately $5,931,000 and $2,416,000 in the years ended March 31, 2005 and 2004, respectively. In 2005, we recognized revenues of approximately $3,592,000 relating to the clinical research subcontract agreement between us and UNC-CH funded by a grant that UNC-CH received from the Foundation, and approximately $2,275,000 relating to the testing agreement with MMV, while in 2004, there were revenues recognized of approximately $2,114,000 relating to the clinical research subcontract agreement, and revenues of approximately $302,000 relating to the testing agreement with MMV. Additionally there were revenues of approximately $63,000 recognized from an SBIR grant from the NIH in 2005.

      Research and development expenses increased from approximately $3,293,000 in 2004 to approximately $7,309,000 in 2005. Expenses relating to the clinical research subcontract agreement with UNC-CH increased from approximately $2,099,000 in 2004 to approximately $3,584,000 in 2005. Expenses relating to the testing agreement with MMV increased from approximately $301,000 in 2004 to approximately $2,270,000 in 2005. Expenses relating to preclinical and clinical trial costs primarily for Pneumocystis pneumonia increased from approximately $198,000 in 2004 to approximately $633,000 in 2005. The increase in expenses for Pneumocystis pneumonia was primarily due to ongoing costs with the clinical trial in Peru.

      General and administrative expenses were approximately $12,190,000 in 2005, compared to approximately $11,990,000 in 2004. Non-cash general and administrative expenses for common stock, stock options and warrant issuance in 2005 were approximately $5,075,000 as compared to approximately $7,234,000 in 2004. Non-cash expenses in 2005 included (i) approximately $4,531,000 for the four year extension of warrants initially issued to RADE Management Corporation ("RADE"), (ii) approximately $233,000 for the issuance of 20,000 options issued to Mr. Tony Mok for consulting services in the PRC, (iii) approximately $301,000 for the extension of Fulcrum warrants to December 23, 2005 and (iv) approximately $10,000 for the extension of 21,400 underwriter warrants from April 24, 2004 to May 11, 2004, as compared to non-cash expenses in 2004 of (i) approximately $2,744,000 for the issuance of a warrant to purchase 600,000 shares of common stock issued to China Harvest International Ltd. as payment for services to assist us in obtaining regulatory approval to conduct clinical trials in the PRC, (ii) approximately $63,000 for the issuance of 10,000 shares of common stock issued to Mr. David Tat Koon Shu for consulting services in the PRC, (iii) approximately $1,400,000 for the issuance of 100,000 shares of common stock issued to Fulcrum for assistance with listing our securities on a recognized stock exchange and for consulting services, (iv) approximately $2,780,000 for the vested portion of 91,667 shares of common stock and the vested portion of warrants to purchase 320,835 shares of common stock issued to Fulcrum during the fiscal year based on agreements signed March 21, 2003 and (v) approximately $247,000 for the reaching of certain milestones which resulted in the vesting of a warrant to purchase 20,000 shares of common stock issued to Pilot Capital Group, LLC (f/k/a The Gabriele Group, LLC) based upon agreements signed July 31, 2002. Legal expenses for patents decreased from approximately $481,000 in 2004 to approximately $449,000 in 2005. Legal fees and related mediation fees with the International Chamber of Commerce for the Neurochem arbitration increased from approximately $1,610,000 in 2004 to approximately $2,393,000 in 2005 primarily due to increased litigation fees. Expenses relating to the start-up and consolidation of Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech Hong Kong into Immtech accounts were approximately $398,000 in 2004 while ongoing expenses for these entities were approximately $347,000 in 2005. Accounting fees decreased from approximately $223,000 in 2004 to approximately $199,000 in 2005. Payroll and associated expenses increased from approximately $691,000 in 2004 to approximately $1,187,000 in 2005 due primarily to new hires. Contract services increased from approximately $43,000 in 2004 to approximately $277,000 in 2005 due primarily to the use of consultants, and market research. Travel increased from approximately $193,000 in 2004 to approximately $500,000 in 2005. Insurance and state franchise taxes increased from approximately $127,000 in 2004 to approximately $476,000 in 2005. Marketing related expenses increased from approximately $287,000 in 2004 to approximately $662,000 in 2005. All other general and administrative expenses decreased from approximately $703,000 in 2004 to approximately $625,000 in 2005.

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

      3.    Impact of Inflation

      Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our operations, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when and if marketed.

      4.    Unaudited Selected Quarterly Information

      The following table sets forth certain unaudited selected quarterly information (amounts in thousands, except per share amounts):


                                                   Fiscal Quarter Ended                          Fiscal Quarter Ended
                                    ----------------------------------------------   ---------------------------------------------
                                     March 31,   December   September    June 30,    March 31,   December    September   June 30,
                                       2006      31, 2005   30, 2005       2005        2005      31, 2004    30, 2004      2004
                                    ----------  ---------   ----------   ---------   ---------   ---------   ---------   ---------
Statements of Operations Data:
REVENUES.........................   $    251    $    965    $     880    $  1,479    $  3,043    $    325    $  1,705    $    858
                                    ---------   ---------   ----------   ---------   ---------   ---------   ---------   ---------
EXPENSES:
  Research and development.......      1,914       2,825        2,672       2,269       2,595       1,441       2,187       1,086
  General and administrative.....      1,426      2,144(7)      3,329       2,732(6)    3,026(5)    5,271(4)    2,464(3)    1,429(2)
   Total expenses.......               3,540       4,969        6,001       5,001       5,651       6,712       4,651       2,515
LOSS FROM OPERATIONS.............     (3,089)     (4,004)      (5,121)     (3,522)     (2,579)     (6,387)     (2,946)     (1,657)
                                    ---------   ---------   ----------   ---------   ---------   ---------   ---------   ---------
OTHER INCOME(EXPENSE):
  Interest income................         89          21           43          58          51          48          27           9
                                    ---------   ---------   ---------    ---------   ---------   ---------   ---------   ---------
NET LOSS.........................     (3,000)     (3,983)      (5,078)     (3,464)     (2,527)     (6,339)     (2,919)     (1,648)
CONVERTIBLE PREFERRED STOCK
  DIVIDENDS AND PREFERRED STOCK
  PREMIUM DEEMED DIVIDENDS(1)....       (432)       (108)        (105)       (119)       (139)       (145)       (148)       (148)
                                    ---------   ---------   ----------   ---------   ---------   ---------   ---------   ---------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS...................   $ (3,432)   $ (4,091)   $  (5,183)   $ (3,583)   $ (2,665)   $ (6,484)   $ (3,067)   $ (1,797)
                                    =========   =========   ==========   =========   =========   =========   =========   =========

NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS:
  Net loss.......................   $  (0.25)   $  (0.34)   $   (0.44)   $  (0.30)   $  (0.23)   $  (0.59)   $  (0.28)   $  (0.17)
  Convertible preferred stock
   dividends.....................      (0.04)      (0.01)       (0.01)      (0.01)      (0.01)      (0.01)      (0.01)      (0.02)
                                    ---------   ---------   ----------   ---------   ---------  ----------   ---------   ---------
BASIC AND DILUTED NET LOSS PER
  SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS...................   $  (0.29)   $  (0.35)   $   (0.45)   $  (0.31)   $  (0.24)   $  (0.60)   $  (0.29)   $  (0.19)
                                    =========   =========   ==========   =========   =========  ==========   =========   =========

--------------------
(1) See Note 7 to Notes to Financial Statements for a discussion on the convertible preferred stock dividends.

(2) Includes (i) $233 of costs related to the issuance of 20,000 options to Mr. Tony Mok for consulting services in the PRC, and (ii) $10 for the extension of 21,400 underwriter warrants from April 24, 2004 to May 11, 2004.

(3) Includes $1,032 of costs related to the four year extension of 225,000 RADE warrants from July 24, 2004 to July 24, 2008.

(4) Includes $3,498 of costs related to the four year extension of 750,000 RADE warrants from October 12, 2004 to October 12, 2008.

(5) Includes $301 of costs related to the extension of the unexercised Fulcrum warrants from March 21, 2005 to December 23, 2005.

(6) Includes $26 of costs related to the issuance of 2,000 common shares for settling a disputed obligation.

(7) Includes $125 of costs related to the reduction of the price of the Fulcrum warrants from $15.00 to $8.80 and the shortening of the expiry date from December 23, 2006 to November 5, 2006

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A.    Disclosures and Procedures

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

B.    Internal Controls

      We maintain a system of internal controls designed to provide reasonable assurance that: (1) transactions are executed in accordance with management's general or specific authorization and (2) transactions are recorded as necessary to (a) permit preparation of financial statements in conformity with generally accepted accounting principles and (b) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

C.    Management's Report on Internal Control Over Financial Reporting

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

      Under the supervision and with the participation of our management, including our chief executive and chief financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

      Our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their Report on Internal Control over Financial Reporting which is included herein on page F-2 hereto.

                           ITEM 9B. OTHER INFORMATION

Arbitral Panel Awarded Immtech Approximately $1.9 Million in Dispute With Neurochem

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

      Since the filing of the complaint, Neurochem had aggressively sought to have an International Chamber of Commerce ("ICC") arbitration panel hear this dispute, as opposed to the federal district court in which the action was originally filed. The Company agreed to have a three member ICC arbitration panel (the "Arbitration Panel") hear and rule on the dispute on the expectation that the Arbitration Panel would reach a more timely and economical resolution.

      The ICC hearing was held September 7 to September 20, 2005 and final papers were filed by both parties on November 2, 2005. On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Tribunal found that Neurochem breached the testing agreement and awarded Immtech approximately $1.9 million in damages and attorneys' fees and costs, and (ii) denied all of Neurochem's claims against Immtech.


                                   PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    Information Regarding Directors and Executive Officers

      The table below sets forth the names and ages of our directors and executive officers as of June 2, 2006, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table. Each director serves for a term of one year and is eligible for reelection at our next annual stockholders' meeting.

           Name            Age                   Position(s)
-------------------------- ---  -------------------------------------------
                                 President and Chief Executive Officer, and
Eric L. Sorkin             46    Chairman of the Board of Directors
Cecilia Chan               43    Executive Director and Director
                                 Chief Financial Officer, Secretary and
Gary C. Parks              56    Treasurer
Carol Ann Olson, MD, Ph.D. 53    Vice President and Chief Medical Officer
Dina Grinshpun             33    General and Intellectual Property Counsel
Harvey R. Colten, MD       66    Director
Judy Lau                   45    Director
Levi H.K. Lee, MD          64    Director
Frederick W. Wackerle      67    Director

      Eric L. Sorkin, President, Chief Executive Officer and Chairman. In 2000, Mr. Sorkin became a director of the Company. In 2005, he was appointed Chairman of the Board and in January 2006, Chief Executive Officer. Mr. Sorkin began his career on Wall Street in 1982 at Dean Witter, which is now a subsidiary of Morgan Stanley. From an entry-level position, he was promoted to Managing Director within six years. Mr. Sorkin was among the core group of professionals at Dean Witter that developed the firm's investment portfolio to assets of over USD $3 billion. At Dean Witter, Mr. Sorkin's transaction counterparties included Aetna, International Paper, Continental Insurance, Barclays Banks, Chase Manhattan, Harvard University, Southern Bell, Cigna, the State of Wisconsin, AIG, Modern Woodman of America, Zurich American Life, and San Francisco City and County. Mr. Sorkin was responsible for investment selection, negotiations, transaction and financial structuring, debt placement, and asset management. Mr. Sorkin was a Vice President, Owner, and/or Director of over 20 public investment partnerships with investment funds totaling over USD $1 billion. In 1993, Mr. Sorkin created his own investment firm and began making private equity investments in the United States and in the PRC. Mr. Sorkin graduated from Yale University with a B.A. in Economics.

      Cecilia Chan, Executive Director and Director. Ms. Chan has served as a member of the Board of Directors since November 16, 2001. She joined Immtech as Vice President in July, 1999 and was appointed to her current post, Executive Director, in March, 2006. She has 20 years of experience in making investments and in business development. She began working on Immtech's growth strategy in 1998, spearheading Immtech's initial public offering in April

1999. Ms. Chan is responsible for strategic development, fund raising and directing our uses of capital resources. Prior to joining Immtech, Ms. Chan was a Vice President at Dean Witter, which is now a subsidiary of Morgan Stanley, until 1993 and thereafter concentrated her efforts as a private investor until she joined Immtech. During her eight years at Dean Witter, Ms. Chan completed over $500 million in investments and was vice-president of public partnerships having assets in excess of $800 million. Since 1993, Ms. Chan has developed and funded investments in the United States and the PRC. She graduated from New York University in 1985 with a Bachelor of Science degree in International Business.

      Gary C. Parks, Secretary, Treasurer and Chief Financial Officer. Mr. Parks joined Immtech in January 1994, having previously served at Smallbone, Inc., from 1989 until 1993, where he was Vice President, Finance. Mr. Parks was a Division Controller with International Paper from 1986 to 1989. Prior to that, he was Vice President, Finance, of SerckBaker, Inc., a subsidiary of BTR plc, from 1982 to 1986 and a board member of SerckBaker de Venezuela. Mr. Parks holds a B.A. from Principia College and an MBA from the University of Michigan.

      Carol Ann Olson, MD, Ph.D., Vice President and Chief Medical Officer. Dr. Olson is responsible for the management of the clinical trial programs and medical affairs of the Company, including the development of integrated clinical plans and management of medical related issues with worldwide regulators. Prior to joining Immtech, Dr. Olson worked at Abbott Laboratories, Pharmaceutical Division for eleven years in various capacities, most recently as Global Project Head and Global Medical Director for Anti-Infective Development. In this function, she had line management responsibility for strategic planning, execution of clinical development plans, manufacturing and commercialization, product safety, scientific communications and regulatory affairs for outpatient respiratory antibiotics, including Clarithromycin and Cefdinir. As part of her responsibilities at Abbott, Dr. Olson managed the filing of IND applications and New Drug Applications (NDA) with the United States Food and Drug Administration
(FDA). Prior to this position, Dr. Olson was Global Franchise Medical Director responsible for the Anti-Infective Franchise Program at Abbott from 2000 - 2002. In 2001, she participated on a team responsible for Medical Affairs Acquisition & Integration Management for the Knoll/BASF Pharma Acquisitions. During Dr. Olson's initial years at Abbott (1994 - 2000), she held a number of Medical Director Positions for different product groups in the Pharmaceutical Division. Dr. Olson received both her Medical Doctor degree and Ph.D., Biochemistry, from the University of Chicago. She received a Master of Science degree from North Dakota State University and attended Concordia College, where she earned a B.A. degree. Additionally, Dr. Olson was a Medical Fellow Specialist -- Division of Infectious Diseases, Department of Medicine at the University of Minnesota and Medical Resident, Department of Medicine at the University of Chicago. While at Abbott she earned a number of awards including the Chairman's Award, Abbott Laboratories (1994).

      Dina Grinshpun, General and Intellectual Property Counsel. Ms. Grinshpun previously worked at Fish & Richardson P.C., one of the largest law firms in the world specializing in intellectual property, complex litigation, and technology law. She accumulated valuable experience litigating patent infringement suits in a variety of subject matters and drafting patent applications, opinion letters, and various agreements. Prior to joining Fish & Richardson P.C., Ms. Grinshpun was a judicial clerk for the Honorable Randall R. Rader at the United States Court of Appeals for the Federal Circuit, the court with exclusive jurisdiction over patent appeals. In addition, she has a strong technical background, having worked as a pharmaceutical chemist at Procter & Gamble Pharmaceuticals, Inc. prior to becoming an attorney.

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

      Judy Lau, Director. Ms. Lau has served as Director since October 31, 2003. Since July 2002, Ms. Lau has served as the Chairperson of Convergent Business Group, a Hong Kong-based investment advisory firm with investments focused in high technology, life sciences, healthcare and environmental engineering projects in the greater China region. From May of 2001 to July of 2002, Ms. Lau served as General Manager of China Overseas Venture Capital Co. Ltd., a venture capital firm. From October of 2000 to April of 2001, Ms. Lau served as Chief Executive Officer of the Good Fellow Group, a Chinese investment firm; and from March of 1999 to September of 2000, Ms. Lau was the Managing Director of America Online HK, an Internet Service Provider and Hong Kong affiliate of Time Warner, Inc. From April of 1998 to February of 1999, Ms. Lau worked as a consultant to Pacific Century Group. Ms. Lau has served in the position of Director of Immtech Hong Kong Ltd. since June, 2003. Ms. Lau was named in 2000, one of the thirty-six most influential Business Women of Hong Kong by Capital Magazine and is a Fellow of the Hong Kong Association for the Advancement of Science and Technology.

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

B.    Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us, we believe that during fiscal 2006, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

C.    Board Committees

      The board of directors has an audit committee, a compensation committee and a nominating committee. The function, composition, and number of meetings of each of these committees are described below.

      1.    Audit Committee

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

      The members of the audit committee are Directors Lau (Chairman), Colten and Lee. Each member of the audit committee is "independent" in accordance with the rules of the SEC and the listing standards of the American Stock Exchange.

      Since Mr. Sorkin became our Chief Executive Officer on January 30, 2006, we no longer have an "audit committee financial expert" on the Audit Committee. The Company is actively seeking to recruit a new independent board member with financial expert qualifications to join the board and its Audit Committee to serve in such capacity.

      2.    Compensation Committee

      The compensation committee (a) annually reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management; (b) selects recipients of awards of incentive stock options and non-qualified stock options and establishes the number of shares and other terms applicable to such awards; and (c) construes the provisions of and generally administers the Second Amended and Restated Immtech Pharmaceuticals, Inc. 2000 Stock Incentive Plan.

      The members of the compensation committee are Directors Wackerle (Chairman), Lau and Colten.

      3.    Nominating Committee

      The nominating committee has authority to review the qualifications of, interview and nominate candidates for election to the board of directors.

      The members of the nominating committee are Directors Colten (Chairman), Lau and Wackerle. Each member of the nominating committee is "independent" in accordance with the listing standards of the American Stock Exchange.

D.    Code of Ethics

      We have adopted a "code of ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions with Immtech and our subsidiaries. We have filed with the SEC a copy of our Code of Ethics as Exhibit
14.1 to this Annual Report on Form 10-K. We also post the text of our Code of Ethics on our Internet website (www.immtechpharma.com).

E.    Family Relationships

      There are no family relationships between or among any officer or director of Immtech.

                        ITEM 11. EXECUTIVE COMPENSATION

A.    Summary Compensation Table

      The following table sets forth certain information regarding the compensation of our Chief Executive Officer and our four most highly compensated executive officers for the fiscal years ended March 31, 2004, 2005 and 2006. Except as set forth below, no other compensation was paid to these individuals during the years indicated.


                                                                                           Long-Term
                                                    Year      Annual Compensation      Compensation Awards
                                                    ----      -------------------      -------------------
                                                                                      Securities Underlying
                                                                   Salary ($)            Options/SARs (#)
                                                    ----      -------------------      -------------------
Eric L. Sorkin(1)                                   2006                                      20,834
Chief Executive Officer and Chairman

Cecilia Chan                                        2006             $201,234
Executive Director and Director                     2005             $187,078                 20,000
                                                    2004             $148,000                 25,000

Gary C. Parks                                       2006             $165,294                 20,000
Secretary, Treasurer and Chief Financial Officer    2005             $157,880                 15,000
                                                    2004             $134,375                 15,000

Carol Ann Olson, MD, Ph.D. (2)                      2006             $200,000                 30,000
Vice President and Chief Medical Officer            2005              $91,270                 40,000
                                                    2004                  --                      --

Dina Grinshpun (3)                                  2006              $68,258                 30,000
General and Intellectual Property Counsel           2005                  --                      --
                                                    2004                  --                      --
T. Stephen Thompson(4)                              2006             $263,294
President, and Director                             2005             $241,088                 30,000
                                                    2004             $185,000                 40,000

--------------------
(1) Became Chief Executive Officer on January 23, 2006 and subsequently became President on May 1, 2006. The Company is currently negotiating with Mr. Sorkin his compensation for the period since he became Immtech's Chief Executive Officer, and going forward.

(2)   Employment commenced on October 18, 2004.

(3)   Employment commenced on November 4, 2005.

(4)   Retired effective May 1, 2006.

B.    Stock Option Grants and Exercises During the Fiscal Year Ended March 31,
      2006

      The following table sets forth information concerning stock option grants made during the fiscal year ended March 31, 2006, to our executive officers named in the "Summary Compensation Table" above. This information is for illustration purposes only and is not intended to predict the future price of our common stock. The actual future value of the options will depend on the market value of the common stock.

             Stock Option Grants In Fiscal Year Ended March 31, 2006


                                                                                  Potential Realizable
                                                                                 Value At Assumed Annual
                                                                                  Rates of Stock Price
                                                                                 Appreciation For Option
                                Individual Grants                                         Term
------------------------------------------------------------------------------   -----------------------
                      Number of
                     Securities     Percent of Total
                     Underlying       Options/SARs      Exercise
                    Options/ SARs      Granted to         Price     Expiration
      Name             Granted         Employees (%)     ($/SH)        Date          5% ($)     10% ($)
----------------    -------------   ----------------    --------    ----------     --------    --------
Eric L. Sorkin          20,834             5.72           7.85       1/24/2016      266,401     424,199

Gary C. Parks           20,000             5.49           7.29       1/23/2016      237,493     378,168

Carol Ann Olson         30,000             8.24           7.29       1/23/2016      356,239     567,251

Dina Grinshpun          30,000             8.24           7.29       1/23/2016      356,239     567,251

      The following table sets forth certain summary information concerning exercised and unexercised options and warrants to purchase common stock held by the executive officers named in the "Summary Compensation Table" as of March 31, 2006.

     Stock Option and Warrant Exercises In Fiscal Year Ended March 31, 2006,
                    and Fiscal Year-End Option/Warrant Values


                                                               Number of Unexercised            Value of Unexercised
                                                            Options/Warrants at Fiscal      In-The-Money Options/Warrants
                               Shares                              Year End (#)                at Fiscal Year End ($)
                            Acquired on        Realized    ----------------------------     -----------------------------
                            Exercise (#)       Value ($)   Exercisable    Unexercisable     Exercisable     Unexercisable
                            ------------     -----------   -----------    -------------     ------------   --------------
Eric L. Sorkin                  21,028        $50,467(1)       293,791         25,515        $370,604(2)            $0

Cecilia Chan                    29,800       $147,808(3)       292,512          4,167        $403,853(4)            $0

Gary C. Parks                        0              0           78,737         21,458        $217,829(5)        $8,433(6)

Carol Ann Olson                      0              0           15,833         54,167          $1,150(6)       $12,650(6)

Dina Grinshpun                       0              0            3,750         26,250          $1,500(7)       $10,500(7)

T. Stephen Thompson              8,872        $64,677(8)       178,445          6,250        $518,437(9)            $0

--------------------
(1) Based on the March 31, 2006, value of $7.75 per share, minus the average per share exercise price of $5.35 multiplied by the number of shares underlying the option and warrant.

(2) Based on the March 31, 2006, value of $7.75 per share, minus the average per share exercise price of $6.25 multiplied by the number of shares underlying the options and warrant.

(3) Based on the March 31, 2006, value of $7.75 per share, minus the average per share exercise price of $2.79 multiplied by the number of shares underlying the option and warrant.

(4) Based on the March 31, 2006, value of $7.75 per share, minus the average per share exercise price of $6.12 multiplied by the number of shares underlying the options and warrants.

(5) Based on the March 31, 2006, value of $7.75 per share, minus the average per share exercise price of $2.55 multiplied by the number of shares underlying the options and warrant.

(6) Based on the March 31, 2006, value of $7.75 per share, minus the average per share exercise price of $7.29 multiplied by the number of shares underlying the option.

(7) Based on the March 31, 2006, value of $7.75 per share, minus the average per share exercise price of $7.35 multiplied by the number of shares underlying the option.

(8) Based on the March 31, 2006, value of $7.75 per share, minus the average per share exercise price of $0.46 multiplied by the number of shares underlying the option.

(9) Based on the March 31, 2006, value of $7.75 per share, minus the average per share exercise price of $3.21 multiplied by the number of shares underlying the options and warrants.

C.    Director Compensation

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

D.    Compensation Committee Interlocks and Insider Participation

      No interlocking relationship exists between our Board of Directors or our Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

E.    Board Compensation Committee Report on Executive Compensation

                                                                   June 14, 2006

COMPENSATION COMMITTEE REPORT

      Our compensation committee establishes levels of cash compensation and forms and amounts of non-cash compensation for our executive officers. The guiding principles of our compensation committee are as follows:

      o To provide a reasonable level of compensation sufficient to attract and retain executive personnel best suited by training, ability and other relevant criteria for the management requirements of our company,

      o To balance base compensation (non-contingent) and incentive compensation (contingent upon performance) for the purpose of motivating executive personnel,

      o To determine the extent and method of aligning the financial interest of our executive personnel with the interest of our stockholders in the appreciation of their investment,

      o Administer the Company's 2000 Stock Incentive Plan, as amended from time to time,

      o     Review compensation plans, programs and policies,

      o To use equity incentives to align the interests of our executive officers with the interests of stockholders, and

      o     Monitor the performance and compensation of executive officers.

      The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management. The compensation committee's informal executive compensation philosophy (which applies generally to all Company management, including the Chief Executive Officer) considers a number of factors, which may include:

      o Providing levels of compensation competitive with companies at a comparable stage of development and in the Company's geographic area,

      o Integrating management's compensation with the achievement of performance goals, and

      o Recognizing and providing incentive for individual initiative and achievement.

      The compensation structure of the Company's executive officers, including its Chief Executive Officer, is based on competitive, market-based pay practices and performance evaluations, and generally includes a combination of base salary, discretionary bonuses and stock options. In setting compensation levels, the compensation committee considers data regarding compensation practices from a group of biotechnology and pharmaceutical companies that are believed to be generally comparable to the Company.

      Currently, our Chief Executive Officer does not receive a cash salary. We are negotiating with him to provide payment for his services since he became our Chief Executive Officer on January 30, 2006, and going forward.

      Base salary is not targeted at any particular level within the group of companies considered. Instead, total salary is determined based on a subjective assessment of the executive's performance and the Company's needs. Consistent with its belief that equity ownership by senior management is beneficial in aligning the interests of senior management with those of the stockholders, the Company provides potentially significant long-term incentive opportunities to its senior management through discretionary grants of stock options, thereby emphasizing the potential creation of long-term stockholder value. The compensation committee considers stock options effective long-term incentives because an executive can profit only if the value of the common stock increases. In making these grants, the compensation committee considers its subjective assessment of the Company's future prospects, an executive officer's current level of ownership of the common stock, the period during which an executive officer has been in a key position with the Company, individual performance and competitive practices within the comparative group of companies.

      No contingent compensation was paid to any officer for Fiscal Year 2006.

      Section 162(m) of the Internal Revenue Code generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its four other highest-paid executive officers to the extent that any such individual's compensation exceeds $1 million, subject to certain exceptions. The compensation committee intends to take actions to minimize the Company's exposure to nondeductible compensation expense under Section 162(m). While keeping this goal in mind, the compensation committee also will try to maintain the flexibility that the committee believes to be an important element of the Company's executive compensation program.

      The compensation committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this compensation committee Report by reference therein.

Respectfully submitted,
The Compensation Committee

Frederick W. Wackerle (Chair)
Judy Lau
Harvey Colten, M.D.

F.    Stock Performance Graph

      The following graph shows a comparison of cumulative total stockholder returns for Immtech's common stock, the S&P 500 Index and the Peer Group. The graph assumes the investment of $100 on April 1, 2001, and the reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

                                  [line graph]


                                 2001     2002     2003     2004     2005     2006
                                ------   ------   ------   ------   ------   ------
Immtech Pharmaceuticals, Inc.   100.00    83.49    78.27   322.14   216.07   134.85
S&P 500 Index                   100.00   100.24    75.41   101.91   108.72   121.47
Peer Group                      100.00    75.97    24.05    62.18    62.36    79.97



      The information contained in the graph above shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or subject to Regulation 14A or 14C promulgated under the Exchange Act, other than as provided in Item 402 of the SEC's Regulation S-K, or to the liabilities of
Section 18 of the Exchange Act, except to the extent that Immtech specifically requests that the information be treated as soliciting material or specifically incorporates it by reference in such filing.

                            TOTAL STOCKHOLDER RETURNS

                          Total Return To Stockholder's
                         (Dividends reinvested monthly)

                                          ANNUAL RETURN PERCENTAGE
                                                 YEARS ENDED
                                   ------------------------------------------
Company Name / Index               Mar 02   Mar 03   Mar 04   Mar 05   Mar 06
---------------------------        ------   ------   ------   ------   ------
Immtech International, Inc.        -16.51    -6.25   311.58   -32.93   -37.59
S&P 500 Index                        0.24   -24.77    35.13     6.69    11.73
Peer Group                         -24.03   -68.34   158.50     0.30    28.23


Peer Group Companies
--------------------
Cubist Pharmaceuticals, Inc. (NASDAQ: CBST)

EntreMed, Inc. (NASDAQ: ENMD)
Encysive Pharmaceuticals, Inc. (NASDAQ: ENCY)

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                           RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 2, 2006, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group and (iii) each person known to be the beneficial owner of more than 5% of our common stock.

                                         Number of Shares       Percentage of
                                          of Common Stock     Outstanding Shares
           Name and Address             Beneficially Owned     of Common Stock
--------------------------------------  --------------------  ------------------
Eric L. Sorkin(1)
c/o Immtech Pharmaceuticals, Inc.
One North End Ave.
New York, NY  10282                       423,541 shares             2.95%

Cecilia Chan(2)
c/o Immtech Pharmaceuticals, Inc.
One North End Ave.
New York, NY  10282                       354,081 shares             2.48%

Gary C. Parks(3)
c/o Immtech Pharmaceuticals, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                   108,746 shares             0.77%

Carol Ann Olson, MD, Ph.D.(4)
c/o Immtech Pharmaceuticals, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                    20,833 shares             0.15%

Dina Grinshpun((5))
c/o Immtech Pharmaceuticals, Inc.
One North End Ave.
New York, NY  10282                        8,750 shares              0.06%

Harvey Colten, M.D.(6)
c/o Office of the Dean Columbia
University
College of Physicians and Surgeons
630 West 168th Street
New York, NY  10032                        81,838 shares             0.58%

Judy Lau((7))
Room 1801, 18th Floor
Kwai Hung Holdings Centre
89 Kings Road
North Point, Hong Kong                     64,667 shares             0.46%

Levi H.K. Lee, M.D.((8))
1405 Lane Crawford House
70 Queens Road Central,
Hong Kong                                 260,501 shares             1.85%

                                         Number of Shares       Percentage of
                                          of Common Stock     Outstanding Shares
           Name and Address             Beneficially Owned     of Common Stock
--------------------------------------  --------------------  ------------------
Frederick W. Wackerle((9))
3750 N. Lake Shore Drive
Chicago IL  60613                         142,730 shares             1.01%

T. Stephen Thompson(10)
00 Pembroke Drive
Lake Forest, IL 60045                     546,343 shares             3.84%

All executive officers, former
officer and directors as a group (10
persons)                                 2,012,030 shares           13.05%
--------------------
(1) Includes (i) 48,981 shares of common stock; (ii) 20,362 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 53,267 shares of common stock issuable upon the conversion of series E preferred stock; (iv) 226,500 shares of common stock issuable upon the exercise of warrants as follows: vested warrant to purchase 36,923 shares of common stock at $6.47 per share by July 24, 2008, vested warrant to purchase 173,077 shares of common stock at $6.47 per share by October 12, 2008, vested warrant to purchase 9,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted) and vested warrant to purchase 7,500 shares of common stock at $10.00 per share by December 13, 2008; and (v) 74,431 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 27,000 shares of common stock at $4.75 per share by December 18, 2006, vested option to purchase 972 shares of common stock at $2.55 per share by December 24, 2007, vested option to purchase 22,000 shares of common stock at $14.29 per share by February 1, 2014, the vested portion of 19,250 shares of an option to purchase 22,000 shares of common stock at $11.03 by November 15, 2014, and the vested portion of 5,209 shares of an option to purchase 20,834 shares of common stock at $7.85 by January 24, 2016.

(2) Includes (i) 56,621 shares of common stock; (ii) 5,781 shares of common stock issuable upon the conversion of series B preferred stock; (iii) 225,512 shares of common stock issuable upon the exercise of warrants as follows: vested warrant to purchase 50,123 shares of common stock at $6.47 per share by July 24, 2008, vested warrant to purchase 173,077 shares of common stock at $6.47 per share by October 12, 2008, and vested warrant to purchase 2,312 shares of common stock at $6.125 per share by September 25, 2007; and (iv) 66,167 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 40,000 shares of common stock at $2.55 per share by December 24, 2012, vested option to purchase 25,000 shares of common stock at $21.66 per share by November 5, 2013, and the vested portion of 19,167 shares of an option to purchase 20,000 shares of common stock at $9.41 per share by September 7, 2014.

(3) Includes (i) 21,914 shares of common stock; (ii) 2,262 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 1,000 shares of common stock issuable upon the exercise of warrants as follows: vested warrant to purchase 1,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted); and (iv) 83,570 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 14,195 shares of common stock at $1.74 per share by April 16, 2008, vested option to purchase 10,000 shares of common stock at $10.00 per share by July 19, 2011, vested option to purchase 25,000 shares of common stock at $2.55 per share by December 24, 2012, vested option to purchase 15,000 shares of common stock at $21.66 per share by November 5, 2013, the vested portion of 14,375 shares of an option to purchase 15,000 shares of common stock at $9.41 per share by September 7, 2014, and the vested portion of 5,000 shares of an option to purchase 20,000 shares of common stock at $7.29 per share by January 23, 2016.

(4) Includes 20,833 shares of common stock issuable upon the exercise of options as follows: the vested portion of 13,333 shares of an option to purchase 40,000 shares of common stock at $8.38 per share by October 17, 2014, and the vested portion of 7,500 shares of an option to purchase 30,000 shares of common stock at $7.29 per share by January 23, 2016.

(5) Includes 8,750 shares of common stock issuable upon the exercise of options as follows: the vested portion of 8,750 shares of an option to purchase 30,000 shares of common stock at $7.35 per share by December 21, 2015.

(6) Includes (i) 1,088 shares of common stock; and (ii) 80,750 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of common stock at $10.50 per share by December 28, 2010, vested option to purchase 7,000 shares of common stock at $4.75 per share by December 18, 2006, vested option to purchase 7,000 shares of common stock at $2.55 per share by December 24, 2007, vested option to purchase 22,000 shares of common stock at $14.29 per share by February 1, 2014, the vested portion of 19,250 shares of an option to purchase 22,000 shares of common stock at $11.03 by November 15, 2014, and the vested portion of 5,500 shares of an option to purchase 22,000 shares of common stock at $7.85 by January 24, 2016.

(7) Includes 64,667 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of common stock at $21.66 per share by November 5, 2013, vested option to purchase 21,000 shares of common stock at $14.29 per share by February 1, 2014, the vested portion of 18,375 shares of an option to purchase 21,000 shares of common stock at $11.03 by November 15, 2014, and the vested portion of 5,292 shares of an option to purchase 21,167 shares of common stock at $7.85 by January 24, 2016.

(8) Includes (i) 138,652 shares of common stock; (ii) 11,312 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 52,037 shares of common stock issuable upon the conversion of series C preferred stock; and (iv) 58,500 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of common stock at $21.66 per share by November 5, 2013, vested option to purchase 18,000 shares of common stock at $14.29 per share by February 1, 2014, the vested portion of 15,750 shares of an option to purchase 18,000 shares of common stock at $11.03 by November 15, 2014, and the vested portion of 4,750 shares of an option to purchase 19,000 shares of common stock at $7.85 by January 24, 2016.

(9) Includes (i) 24,053 shares of common stock; (ii) 13,575 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 7,102 shares of common stock issuable upon the conversion of series E preferred stock; (iv) 7,250 shares of common stock issuable upon the exercise of warrants as follows: vested warrant to purchase 6,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted), and vested warrant to purchase 1,250 shares of common stock at $10.00 per share by December 13, 2008; and (v) 90,750 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 15,000 shares of common stock at $10.50 per share by December 28, 2010, vested option to purchase 22,000 shares of common stock at $4.75 per share by December 18, 2006, vested option to purchase 7,000 shares of common stock at $2.55 per share by December 24, 2007, vested option to purchase 22,000 shares of common stock at $14.29 per share by February 1, 2014, the vested portion of 19,250 shares of an option to purchase 22,000 shares of common stock at $11.03 by November 15, 2014, and the vested portion of 5,500 shares of an option to purchase 22,000 shares of common stock at $7.85 by January 24, 2016.

(10) Includes (i) 298,308 shares of common stock; (ii) 45,249 shares of common stock issuable upon the conversion of series A preferred stock; (iii) 12,500 shares of common stock issuable upon the conversion of series B preferred stock; (iv) 2,841 shares of common stock issuable upon the conversion of series E preferred stock; (v) 25,500 shares of common stock issuable upon the exercise of warrants as follows: vested warrant to purchase 20,000 shares of common stock at $6.00 per share by February 14, 2007 (only after the series A preferred stock has been converted), vested warrant to purchase 5,000 shares of common stock at $6.125 per share by September 25, 2007, and vested warrant to purchase 500 shares of common stock at $10.00 per share by December 13, 2008; and (vi) 161,945 shares of common stock issuable upon the exercise of options as follows: vested option to purchase 14,195 shares of common stock at $1.74 per share by April 16, 2008, vested option to purchase 75,000 shares of common stock at $2.55 per share by December 24, 2012, vested option to purchase 40,000 shares of common stock at $21.66 per share by November 5, 2013, the vested portion of 28,750 shares of an option to purchase 30,000 shares of common stock at $9.41 per share by September 7, 2014, and the vested portion of 4,000 shares of an option to purchase 56,000 shares of common stock at $7.35 per share by May 1, 2012.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following transactions are disclosed as transactions transacted with a party that was, at one time or from time-to-time, a "related party".

A.    Super Insight Limited

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

      In January 2003, Mr. Chan Kon Fung, the counterparty in the Super Insight transaction listed above, received 1.2 million shares of our common stock in exchange for an 80% interest in Lenton Fibre Optics Development Limited; the same 80% interest we are transferring to Mr. Chan to obtain the 100% interest in Super Insight. With 1.2 million shares of our common stock, Mr. Chan became a "10% beneficial owner" of Immtech and therefore our board determined that the acquisition of Super Insight required increased scrutiny as an affiliate transaction. Our board reviewed the Super Insight transaction prior to its completion and determined that the terms of the transaction were no less favorable to us than we could have obtained in a similar transaction with an unaffiliated third-party and therefore approved the transaction.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Audit Committee selects our independent auditor for each fiscal year. During the year ended March 31, 2006, Deloitte & Touche LLP was employed primarily to perform the annual audit and to render other services, including audit services related to the Company's internal control reporting to comply with Sarbanes-Oxley Section 404. The following table presents the aggregate fees billed for professional services rendered by Deloitte and Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") during the years ended March 31, 2005 and 2006. Other than as set forth below, no professional services were rendered or fees billed by the Deloitte Entities during 2005 or 2006.

                                                 2006              2005
                                            ---------------  ----------------
    Audit Fees(1).........................      $211,000         $192,000
    Audit Related Fees....................            --               --
    Total Audit and Audit Related Fees....       211,000          192,000
    Tax Fees(2)...........................         6,000            7,000
    All Other Fees........................            --               --

    Total Fees............................      $217,000         $199,000
--------------------
(1) Includes fees and out-of-pocket expenses for the following services: Audit of the consolidated financial statements, quarterly reviews, SEC filings and consents, financial accounting and reporting consultation, and costs in our fiscal year ended March 31, 2006 preparing the 2006 audit requirement for compliance with Sarbanes-Oxley Act section 404 and financial testing.

(2) Includes fees and out-of-pocket expenses for tax compliance, tax planning and advice.

      All work performed by the Deloitte Entities as described above has been approved by the Audit Committee prior to the Deloitte Entities' engagement to perform such service. The Audit Committee pre-approves on an annual basis the audit, audit-related, tax and other services to be rendered by the Deloitte Entities based on historical information and anticipated requirements for the following fiscal year. To the extent that our management believes that a new service or the expansion of a current service provided by the Deloitte Entities is necessary, such new or expanded service is presented to the Audit Committee or one of its members for review and approval.

                                    PART IV.

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    Documents Filed with this Report.

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

                                           IMMTECH PHARMACEUTICALS, INC.

Date:             June 14, 2006            By:  /s/ Eric L. Sorkin
    ------------------------------------   -----------------------------------
                                           Eric L. Sorkin
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                    Date
-----------------------------------------------------   ----------------------
/s/ Eric L. Sorkin                                          June 14, 2006
-----------------------------------------------------   ----------------------
Eric L. Sorkin
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Gary C. Parks                                           June 14, 2006
-----------------------------------------------------   ----------------------
Gary C. Parks
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Cecilia Chan                                            June 14, 2006
-----------------------------------------------------   ----------------------
Cecilia Chan
Executive Director and Director

/s/ Harvey Colten, MD                                       June 14, 2006
-----------------------------------------------------   ----------------------
Harvey Colten, MD
Director

/s/ Judy Lau                                                June 14, 2006
-----------------------------------------------------   ----------------------
Judy Lau
Director

/s/ Levi H.K. Lee, MD                                       June 14, 2006
-----------------------------------------------------   ----------------------
Levi H.K. Lee, MD
Director

/s/ Frederick W. Wackerle                                   June 14, 2006
-----------------------------------------------------   ----------------------
Frederick W. Wackerle
Director

                                  EXHIBIT INDEX

   EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
-------------------   --------------------------------------------------------
1.1 (19)              Form of Underwriting Agreement between the Company and
                      Jefferies & Company, Inc. dated July 26, 2004.

1.2 (24) Form of Underwriting Agreement between the Company and Ferris, Baker Watts, Incorporated, dated February 8, 2006.

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

4.8 (11) Stock Purchase Warrant, dated September 25, 2002, for Series B Convertible Preferred Stock Private Placement

4.9 (12) Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003

4.10 (17)             Certificate of Designation for Series D Convertible
                      Preferred Stock Private Placement, dated January 15, 2004

   EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
-------------------   --------------------------------------------------------

4.11 (17)             Stock Purchase Warrant, dated January 15, 2004, for
                      Series D Convertible Preferred Stock Private Placement

4.12 (22)             Certificate of Designation for Series E Convertible
                      Preferred Stock Private Placement, dated December 13,
                      2005

4.13 (22)             Stock Purchase Warrant, dated December 13, 2005, for
                      Series E Convertible Preferred Stock Private Placement

4.14 (22)             Certificate of Correction to Certificate of
                      Incorporation dated December 14, 2005.

4.15 (23)             Amended and Restated Bylaws of the Company effective as
                      of January 27, 2006.

4.16 (25)             Certificate of Amendment (Name Change) to Certificate of
                      Incorporation dated March 22, 2006.

4.17 (25)             Amended and Restated Bylaws of the Company effective as
                      of March 22, 2006.

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

   EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
-------------------   --------------------------------------------------------
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

10.19 (1)             Assignment Agreement, dated June 29, 1998, by and
                      between the Company and Criticare Systems, Inc.

10.20 (1)             International Patent, Know-How and Technology License
                      Agreement, dated June 29, 1998, by and between the Company and Criticare Systems, Inc.

10.21 (1)             Employment Agreement, dated 1992, by and between the
                      Company and T. Stephen Thompson

10.22 (2)             Funding and Research Agreement, dated September 30,
                      1998, by and among the Company, NextEra Therapeutics, Inc. and Franklin Research Group, Inc.

10.23 (4)             Two Year Plus 200% Lock-Up Agreement executed by James Ng

   EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
-------------------   --------------------------------------------------------
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

10.37 (17)            Form of Regulation D Subscription Agreement for January
                      2004 Series D Preferred Private Placement

   EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
-------------------   --------------------------------------------------------
10.38 (17)            Form of Regulation S Subscription Agreement for January
                      2004 Series D Preferred Private Placement

10.39 (20)            Form of First Amendment to Office Lease, dated
                      August 18, 2004, by and between the Company and Arthur
                      J. Rogers & Co.

10.40(22)             Form of Subscription Agreement for December 13, 2005,
                      Series E Preferred Private Placement

10.41 (26)            Amended and Restated Consortium License Agreement
                      (Redacted) dated March 24, 2006, among Immtech, The
                      University of North Carolina at Chapel Hill, Auburn
                      University, Duke University and the Georgia State
                      University Research Foundation, Inc.

10.42 (26)            Amended and Restated Clinical Research Subcontract,
                      dated March 28, 2006, between Immtech and The University of North Carolina at Chapel Hill,

14.1 (18)             Code of Ethics

21.1 (13)             Subsidiaries of Registrant

23.1 (27)             Consent of Deloitte & Touche LLP

31.1 (27)             Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (27)             Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (27)             Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (27)             Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

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

(18) Incorporated by Reference to our Form 10-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 14, 2004.

(19) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on July 27, 2004.

(20) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on October 8, 2004.

(21) Incorporated by Reference to our Form 10-Q (File No. 001-14907), as filed with the Securities and Exchange Commission on February 9, 2005.

(22) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 14, 2005.

(23) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on January 30, 2006.

(24) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on February 8, 2006.

(25) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on March 23, 2006.

(26) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on March 30, 2006.

(27)  Filed herewith.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Financial Statements as of
March 31, 2005 and 2006, for the Years
Ended March 31, 2004, 2005 and 2006 and
for the Period October 15, 1984 (Date of
Inception) to March 31, 2006 (Unaudited) and Report of Independent Registered
Public Accounting Firm

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REGARDING COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002...................F-4

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2005 AND 2006,
FOR THE YEARS ENDED MARCH 31, 2004, 2005 AND 2006, AND FOR THE
PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2006
(UNAUDITED):

Balance Sheets.............................................................F-6

Statements of Operations...................................................F-8

Statements of Stockholders' Equity (Deficiency in Assets)...............F-9-12

Statements of Cash Flows..................................................F-13

Notes to Financial Statements..........................................F-14-42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immtech Pharmaceuticals, Inc.:

      We have audited the accompanying consolidated balance sheets of Immtech Pharmaceuticals, Inc. (a development stage enterprise) and subsidiaries (the "Company") as of March 31, 2005 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
-------------------------

Milwaukee, Wisconsin
June 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immtech Pharmaceuticals, Inc.:

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Immtech Pharmaceuticals, Inc. (a development stage enterprise) and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2006 of the Company and our report dated June 14, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
-------------------------

Milwaukee, Wisconsin
June 14, 2006

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND 2006
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                         2005                2006
----------------------------------------------------------------------------------------  -----------------  ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $9,471,694        $14,137,867
   Restricted funds on deposit                                                                 2,044,079            530,186
   Other current assets                                                                           88,103            193,059
                                                                                          -----------------  ----------------

     Total current assets                                                                     11,603,876         14,861,112

PROPERTY AND EQUIPMENT - Net                                                                   3,655,604          3,555,965

OTHER ASSETS                                                                                      16,594            137,341
                                                                                          -----------------  ----------------
TOTAL ASSETS                                                                                 $15,276,074        $18,554,418
                                                                                          -----------------  ----------------

See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                           2005               2006
----------------------------------------------------------------------------------------  -----------------  ----------------
CURRENT LIABILITIES:
   Accounts payable                                                                           $2,046,620         $2,328,965
   Accrued expenses                                                                              173,699            226,749
   Deferred revenue                                                                            1,314,786            395,779
                                                                                          -----------------  ----------------
          Total current liabilities                                                            3,535,105          2,951,493

          Total liabilities                                                                    3,535,105          2,951,493
                                                                                          -----------------  ----------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, 4,080,000 and 3,913,000 shares authorized and unissued as of March 31, 2005 and 2006

Series A convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 320,000 shares authorized, 60,400 and 58,400 shares issued and outstanding as of March 31, 2005 and 2006, respectively; aggregate liquidation preference of $1,551,165 and $1,499,785 as of March 31,
   2005 and 2006, respectively                                                                 1,551,165          1,499,785

Series B convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 240,000 shares authorized, 19,925 and 13,464 shares issued and outstanding as of March 31, 2005 and 2006; aggregated liquidation preference
   of $516,093 and $348,621 as of March 31, 2005 and 2006                                        516,093            348,621

Series C convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 160,000 shares authorized, 60,452 and 45,536 shares outstanding as of March 31, 2005, and 2006, respectively; aggregate liquidation preference of $1,566,976 and $1,179,646 as of March 31, 2005
   and 2006, respectively                                                                      1,566,976          1,180,345

Series D convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 200,000 shares authorized, 160,280 and 117,200 shares outstanding as of March 31, 2005 and 2006, respectively; aggregate liquidation preference of $4,117,657 and $3,010,914 as of March 31, 2005
   and 2006, respectively                                                                      4,117,657          3,010,914

Series E convertible preferred stock, par value $0.01 per share, stated value
   $25 per share, 167,000 shares authorized, 156,600 shares outstanding as of
   March 31, 2006, aggregate liquidation preference of $3,975,528 as of
   March 31, 2006                                                                                                 3,975,528

Common stock, par value $0.01 per share, 100,000,000 shares authorized, 11,332,366 and 13,758,506 shares issued and outstanding as of March 31, 2005 and 2006,
   respectively                                                                                  113,324            137,585

Additional paid-in capital                                                                    76,428,132         94,292,235

Deficit accumulated during the developmental stage                                           (72,552,378)       (88,842,088)
                                                                                          -----------------  ----------------
          Total stockholders' equity                                                          11,740,969         15,602,925
                                                                                          -----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $15,276,074        $18,554,418
                                                                                          =================  ================

See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2004, 2005 AND 2006 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                                 October 15,
                                                                                                                    1984
                                                                                                                 (Inception)
                                                                          Years Ended March 31,                 to March 31,
                                                                 2004             2005             2006             2006
                                                             -------------  --------------  ---------------  ---------------
REVENUES                                                        $2,416,180      $5,930,696       $3,575,042      $20,764,740

EXPENSES:

   Research and development                                      3,292,737       7,309,102        9,680,184       51,353,554
   General and administrative                                   11,989,670      12,190,228        9,631,018       54,882,800
   Equity in loss of joint venture                                                                                   135,002
                                                             -------------  --------------  ---------------  ---------------
         Total expenses                                         15,282,407      19,499,330       19,311,202      106,371,356
                                                             -------------  --------------  ---------------  ---------------
LOSS FROM OPERATIONS                                           (12,866,227)    (13,568,634)     (15,736,160)     (85,606,616)

OTHER INCOME (EXPENSE):
   Interest income                                                  20,414         135,470          210,725          944,187
   Interest expense                                                                                               (1,129,502)
   Loss on sales of investment securities - net                                                                       (2,942)
   Cancelled offering costs                                                                                         (584,707)
   Gain on extinguishment of debt                                                                                  1,427,765
                                                             -------------  --------------  ---------------  ---------------
         Other income (expense) - net                               20,414         135,470          210,725          654,801
                                                             -------------  --------------  ---------------  ---------------
NET LOSS                                                       (12,845,813)    (13,433,164)     (15,525,435)     (84,951,815)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
   PREFERRED STOCK PREMIUM DEEMED DIVIDENDS                     (3,526,277)       (579,816)        (764,275)      (6,260,172)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
   AMORTIZATION AND DIVIDENDS                                                                                      2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $(16,372,090)   $(14,012,980)    $(16,289,710)    $(88,842,088)
                                                             =============  ==============  ===============  ===============
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
   COMMON STOCKHOLDERS:
   Net loss                                                         $(1.43)         $(1.27)          $(1.31)
   Convertible preferred stock dividends and convertible
   preferred stock premium deemed dividends                          (0.39)          (0.05)           (0.06)
                                                             =============  ==============  ===============
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                                              $(1.82)         $(1.32)          $(1.37)
                                                             =============  ==============  ===============

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                                    8,977,817      10,606,917       11,852,630

See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) YEARS ENDED MARCH 31, 2004, 2005 AND 2006 AND THE PERIOD OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2006 (UNAUDITED)


                                    Series A Convertible     Series B Convertible    Series C Convertible     Series D Convertible
                                       Preferred Stock         Preferred Stock          Preferred Stock          Preferred Stock
                                   ---------------------    --------------------    ---------------------    ----------------------
                                   Issued and               Issued and              Issued and               Issued and
                                   Outstanding    Amount    Outstanding   Amount    Outstanding    Amount    Outstanding     Amount
                                   -----------    ------    -----------   ------    -----------    ------    -----------     ------
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


                                 Series E Convertible     Common                             Deficit     Accumulated      Total
                                   Preferred Stock        Stock                            Accumulated      Other      Stockholders'
                                ----------------------    Issued               Additional  During the   Comprehensive     Equity
                                Issued and                 and                  Paid-in    Development     Income      (Deficiency
                                Outstanding   Amount    Outstanding   Amount     Capital      Stage        (Loss)       in Assets)
                                -----------   ------    -----------   ------   ----------  ------------  ------------  -------------
October 15, 1984 (Inception)
   Issuance of common stock
   to founders                                              113,243   $1,132      $24,868                                   $26,000
                                                         ----------   ------    ---------                              -------------
Balance, March 31, 1985                                     113,243    1,132       24,868                                    26,000
   Issuance of common stock                                  85,368      854      269,486                                   270,340
   Net loss                                                                                  $(209,569)                    (209,569)
                                                                                           ------------                -------------
Balance, March 31, 1986                                     198,611    1,986      294,354     (209,569)                      86,771
   Issuance of common stock                                  42,901      429      285,987                                   286,416
   Net loss                                                                                    (47,486)                     (47,486)
                                                                                           ------------                -------------
Balance, March 31, 1987                                     241,512    2,415      580,341     (257,055)                     325,701
   Issuance of common stock                                   4,210       42       28,959                                    29,001
   Net loss                                                                                   (294,416)                    (294,416)
                                                                                           ------------                -------------
Balance, March 31, 1988                                     245,722    2,457      609,300     (551,471)                      60,286
   Issuance of common stock                                  62,792      628      569,372                                   570,000
   Provision for compensation                                                     489,975                                   489,975
   Net loss                                                                                   (986,746)                    (986,746)
                                                                                           ------------                -------------
Balance, March 31, 1989                                     308,514    3,085    1,668,647   (1,538,217)                     133,515
   Issuance of common stock                                  16,478      165      171,059                                   171,224
   Provision for compensation                                                     320,980                                   320,980
   Net loss                                                                                   (850,935)                    (850,935)
                                                                                           ------------                -------------
Balance, March 31, 1990                                     324,992    3,250    2,160,686   (2,389,152)                    (225,216)
   Issuance of common stock                                     218        2        1,183                                     1,185
   Provision for compensation                                                       6,400                                     6,400
   Net loss                                                                                   (163,693)                    (163,693)
                                                                                           ------------                -------------
Balance, March 31, 1991                                     325,210    3,252    2,168,269   (2,552,845)                    (381,324)
   Issuance of common stock                                  18,119      181       85,774                                    85,955
   Provision for compensation                                                     864,496                                   864,496
Issuance of stock options in
   exchange for cancellation
   of indebtedness                                                                 57,917                                    57,917
   Net loss                                                                                 (1,479,782)                   1,479,782)
                                                                                           ------------                -------------
Balance, March 31, 1992                                     343,329    3,433    3,176,456   (4,032,627)                    (852,738)
   Issuance of common stock                                 195,790    1,958       66,839                                    68,797
   Provision for compensation                                                     191,502                                   191,502
   Net loss                                                                                 (1,220,079)                  (1,220,079)
                                                                                           ------------                -------------
Balance, March 31, 1993                                     539,119    5,391    3,434,797   (5,252,706)                  (1,812,518)
   Issuance of common stock                                 107,262    1,073       40,602                                    41,675
   Provision for compensation                                                      43,505                                    43,505
   Net loss                                                                                 (2,246,426)                  (2,246,426)
                                                                                           ------------                -------------
Balance, March 31, 1994                                     646,381    6,464    3,518,904   (7,499,132)                  (3,973,764)
   Net loss                                                                                 (1,661,677)                  (1,661,677)
                                                                                           ------------                -------------
Balance, March 31, 1995                                     646,381    6,464    3,518,904   (9,160,809)                  (5,635,441)
   Issuance of common stock
   for compensation                                          16,131      161        7,339                                     7,500
   Net loss                                                                                 (1,005,962)                  (1,005,962)
                                                                                           ------------                -------------
Balance, March 31, 1996                                     662,512    6,625    3,526,243  (10,166,771)                  (6,633,903)
   Issuance of common stock                                  12,986      130        5,908                                     6,038
   Provision for
   compensation - employees                                                        45,086                                    45,086



                                    Series A Convertible    Series B Convertible    Series C Convertible     Series D Convertible
                                       Preferred Stock         Preferred Stock          Preferred Stock          Preferred Stock
                                   ---------------------    --------------------    ---------------------    ---------------------
                                   Issued and               Issued and              Issued and               Issued and
                                   Outstanding    Amount    Outstanding   Amount    Outstanding    Amount    Outstanding    Amount
                                   -----------    ------    -----------   ------    -----------    ------    -----------    ------
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

Reclassification adjustment for loss
   included in net loss
Comprehensive loss
Issuance of common stock under
   private placement offering
   Exercise of options
   Provision for compensation -
   nonemployees
   Contributed capital - common
   stockholder
Balance, March 31, 2001
   Net loss
Issuance of Series A convertible
   preferred stock under private
   placement offerings, less cash
   offering costs of $153,985           160,100     $4,002,500


                                 Series E Convertible    Common                              Deficit     Accumulated      Total
                                   Preferred Stock       Stock                             Accumulated      Other      Stockholders'
                                ---------------------    Issued               Additional   During the   Comprehensive    Equity
                                Issued and                and                  Paid-in     Development     Income      (Deficiency
                                Outstanding   Amount  Outstanding    Amount    Capital        Stage        (Loss)       in Assets)
                                -----------   ------  -----------    ------   ----------   -----------  -------------  ------------

   Provision for compensation -
   nonemployees                                                                   62,343                                    62,343
   Issuance of warrants to purchase
   common stock                                                                   80,834                                    80,834
   Net loss                                                                                 (1,618,543)                 (1,618,543)
                                                                                           ------------                ------------
Balance, March 31, 1997                                   675,498     6,755    3,720,414   (11,785,314)                 (8,058,145)
   Exercise of options                                     68,167       682       28,862                                    29,544
   Provision for compensation -
   employees                                                                      50,680                                    50,680
   Provision for compensation -
   nonemployees                                                                  201,696                                   201,696
   Contributed capital - common
   stockholders                                                                  231,734                                   231,734
   Net loss                                                                                 (1,477,132)                 (1,477,132)
                                                                                           ------------                ------------
Balance, March 31, 1998                                   743,665     7,437    4,233,386   (13,262,446)                 (9,021,623)
Issuance of common stock under
   private placement offering                             575,000     5,750      824,907                                   830,657
   Exercise of options                                     40,650       406       12,944                                    13,350
   Provision for compensation -
   nonemployees                                                                2,426,000                                 2,426,000
   Issuance of common stock to
   Criticare                                               86,207       862      133,621                                   134,483
   Conversion of Criticare debt to
   common stock                                           180,756     1,808      856,485                                   858,293
   Conversion of debt to common stock                     424,222     4,242      657,555                                   661,797
Conversion of redeemable preferred
   stock to common stock                                1,195,017    11,950    1,852,300     3,713,334                   5,577,584
   Net loss                                                                                 (1,929,003)                 (1,929,003)
                                                                                           ------------                ------------
Balance, March 31, 1999                                 3,245,517    32,455   10,997,198   (11,478,115)                   (448,462)
   Comprehensive loss:
   Net loss                                                                                (11,433,926)                (11,433,926)
Other comprehensive loss:
   Unrealized loss on investment
   securities available for sale                                                                             $(1,178)       (1,178)
                                                                                                                       ------------
   Comprehensive loss                                                                                                  (11,435,104)
Issuance of common stock under
   initial public offering, less
   offering costs of $513,000                           1,150,000    11,500    9,161,110                                 9,172,610
   Exercise of options and warrants                       247,420     2,474      424,348                                   426,822
   Provision for compensation -

   nonemployees                                                                  509,838                                   509,838
Issuance of common stock for
   compensation - nonemployees                            611,250     6,113    6,106,387                                 6,112,500
   Issuance of common stock for
   accrued interest                                        28,147       281      281,189                                   281,470
                                                      -----------    ------   ----------                               ------------
Balance, March 31, 2000                                 5,282,334    52,823   27,480,070   (22,912,041)       (1,178)    4,619,674
                                                                                                                       ------------
   Comprehensive loss:
   Net loss                                                                                 (9,863,284)                 (9,863,284)
Other comprehensive income (loss):
Unrealized loss on investment
   securities available for sale                                                                              (1,764)       (1,764)
Reclassification adjustment for loss
   included in net loss                                                                                        2,942         2,942
                                                                                                                       ------------
Comprehensive loss                                                                                                      (9,862,106)
Issuance of common stock under
   private placement offering                             584,250     5,843    4,299,806                                 4,305,649
   Exercise of options                                     88,661       886       41,922                                    42,808
   Provision for compensation -
   nonemployees                                                                1,739,294                                 1,739,294
   Contributed capital - common
   stockholder                                                                    13,825                                    13,825
                                                                              ----------                               ------------
Balance, March 31, 2001                                 5,955,245    59,552   33,574,917   (32,775,325)                    859,144
   Net loss                                                                                 (3,323,110)                 (3,323,110)
Issuance of Series A convertible
   preferred stock under private
   placement offerings, less cash
   offering costs of $153,985                                                    754,550      (908,535)                  3,848,515



                                      Series A Convertible      Series B Convertible    Series C Convertible   Series D Convertible
                                         Preferred Stock          Preferred Stock          Preferred Stock       Preferred Stock
                                    -----------------------   -----------------------  ----------------------  --------------------
                                     Issued and                Issued and               Issued and             Issued and
                                    Outstanding    Amount     Outstanding    Amount    Outstanding    Amount   Outstanding   Amount
                                    -----------  ----------   -----------  ----------  ----------- ----------  -----------  -------
Issuance of common stock as offering
   costs under private placement
   offerings
   Accrual of preferred stock
   dividends                                        29,400
   Exercise of options
   Provision for compensation -
   nonemployees
Balance, March 31, 2002                160,100   4,031,900
Net loss
Issuance of Series B convertible
   preferred stock under private
   placement offerings, less cash
   offering costs of $58,792                                      76,725  $1,918,125

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
Issuance of common stock for
   land-use rights acquisition

Issuance of common stock and
   warrants for services
Exercise of options
Provision for compensation -
   nonemployees
Balance, March 31, 2003                142,800   3,668,005       56,725    1,469,967
   Net loss
Issuance of Series C convertible
   preferred stock under private
   placement offerings, less
   offering costs of $1,685,365
   (including cash of $289,000)                                                         125,352    3,133,800
Issuance of Series D convertible
   preferred stock under private
  placement offerings, less cash
   offering costs of $428,919                                                                                   200,000   5,000,000

Issuance of common stock for
   services provided in connection
   with private placement offerings

Conversion of convertible preferred
   stock to common stock               (62,000) (1,566,440)    (36,800)     (939,231)   (53,048)  (1,344,792)
   Accrual of preferred stock
   dividends                                       147,311                    53,533                 175,157                 56,712
   Payment of preferred stock
   dividends                                      (173,626)                  (68,176)                (89,979)
   Exercise of warrants
Issuance of common stock and
   warrants for services -
   nonemployees
   Exercise of options
   Provision for compensation -
   nonemployees
Balance, March 31, 2004                 80,800   2,075,250       19,925      516,093     72,304    1,874,186    200,000   5,056,712
   Net loss

Conversion of convertible preferred
   stock to common stock                (20,400)  (521,960)                             (11,852)    (301,463)   (39,720) (1,016,645)
   Accrual of preferred stock
   dividends                                       112,758                    39,849                 130,988                296,220
   Payment of preferred stock
   dividend                                       (114,883)                  (39,849)               (136,735)              (218,630)
   Exercise of warrants
   Extension of warrants



                                 Series E Convertible     Common                             Deficit     Accumulated      Total
                                    Preferred Stock       Stock                            Accumulated      Other      Stockholders'
                                 --------------------     Issued              Additional   During the   Comprehensive    Equity
                                 Issued and                and                 Paid-in     Development     Income      (Deficiency
                                 Outstanding   Amount  Outstanding    Amount   Capital        Stage        (Loss)       in Assets)
                                 -----------  -------  -----------    ------  ----------   -----------  -------------  ------------
Issuance of common stock as offering
   costs under private placement
   offerings                                                60,000       600        (600)
   Accrual of preferred stock
   dividends                                                                                  (29,400)
   Exercise of options                                      51,214       512      18,972                                     19,484
   Provision for compensation -
   nonemployees                                                                  332,005                                    332,005
                                                                              ----------
Balance, March 31, 2002                                  6,066,459    60,664  34,679,844  (37,036,370)                    1,736,038
Net loss                                                                                   (4,679,069)                   (4,679,069)
Issuance of Series B convertible
   preferred stock under private
   placement offerings, less cash
   offering costs of $58,792                                                      90,640     (149,432)                    1,859,333

Issuance of common stock for
   services provided in connection
   with private placement offerings                        290,000     2,900     942,200                                    945,100

Conversion of convertible preferred
   stock to common stock                                   228,448     2,285     950,758                                        (24)
Accrual of preferred stock dividends                                                         (302,437)
Payment of preferred stock dividends                        45,529       456     160,657                                       (310)
Issuance of common stock for
   land-use rights acquisition                           1,260,000    12,600   2,986,200                                  2,998,800

Issuance of common stock and
   warrants for services                                     8,333        83      89,042                                     89,125
Exercise of options                                            217         2         126                                        128
Provision for compensation -
   nonemployees                                                                  243,150                                    243,150
                                                                              ----------
Balance, March 31, 2003                                  7,898,986    78,990  40,142,617  (42,167,308)                    3,192,271
   Net loss                                                                               (12,845,813)                  (12,845,813)
Issuance of Series C convertible
   preferred stock under private
   placement offerings, less
   offering costs of $1,685,365
   (including cash of $289,000)                                                 (565,088)  (1,120,277)                    1,448,435
Issuance of Series D convertible
   preferred stock under private
  placement offerings, less cash
   offering costs of $428,919                                                  1,544,368   (1,973,287)                    4,571,081

Issuance of common stock for
   services provided in connection
   with private placement offerings                        220,000     2,200   1,394,800                                  1,397,000

Conversion of convertible preferred
   stock to common stock                                   887,817     8,878   3,841,327                                       (258)
   Accrual of preferred stock
   dividends                                                                                 (432,713)
   Payment of preferred stock
   dividends                                                44,398       443     330,197                                     (1,141)
   Exercise of warrants                                    559,350     5,594   4,468,572                                  4,474,166
Issuance of common stock and
   warrants for services -
   nonemployees                                            201,667     2,017   7,231,835                                  7,233,852
   Exercise of options                                      23,068       231      10,361                                     10,592
   Provision for compensation -
   nonemployees                                                                  267,500                                    267,500
Balance, March 31, 2004                                  9,835,286    98,353  58,666,489  (58,539,398)                    9,747,685
   Net loss                                                                               (13,433,164)                  (13,433,164)

Conversion of convertible preferred
   stock to common stock                                   295,813     2,959   1,837,011                                        (97)
   Accrual of preferred stock
   dividends                                                                                 (579,816)
   Payment of preferred stock
   dividend                                                 42,878       429     507,934                                     (1,735)
   Exercise of warrants                                    235,390     2,354   1,893,482                                  1,895,836
   Extension of warrants                                                       4,841,245                                  4,841,245





                                    Series A Convertible    Series B Convertible    Series C Convertible     Series D Convertible
                                       Preferred Stock         Preferred Stock         Preferred Stock          Preferred Stock
                                   ----------------------   --------------------   ----------------------   -----------------------
                                   Issued and               Issued and             Issued and               Issued and
                                   Outstanding    Amount    Outstanding   Amount   Outstanding    Amount    Outstanding    Amount
                                   -----------  ---------   -----------  -------   -----------  ---------   -----------  ----------
Issuance of common stock for
   secondary offering, less
   offering costs of $337,803
   Exercise of options
   Provision for compensation -
   nonemployees
Balance, March 31, 2005                60,400   1,551,165       19,925   516,093        60,452  1,566,976      160,280    4,117,657
   Net loss
Conversion of convertible preferred
   stock to common stock               (2,000)    (51,068)      (6,461) (163,249)      (14,916)  (375,903)     (43,080)  (1,095,429)
   Accrual of preferred stock
   dividends                                       88,784                 34,423                   96,222                   196,707
   Payment of preferred stock
   dividend                                       (89,096)               (38,646)                (106,950)                 (208,021)
   Exercise of warrants
   Repricing of warrants

Issuance of Series E convertible
   preferred stock under private
   placement offerings, less cash
   offering costs of $53,930

Issuance of common stock for
   secondary offering, less
   offering costs of $166,554

Issuance of common stock for
   services - nonemployees
   Exercise of options
   Provision for compensation -
   nonemployees
Balance, March 31, 2006                58,400  $1,499,785       13,464  $348,621        45,536  1,180,345      117,200   $3,010,914






                                  Series E Convertible    Common                               Deficit    Accumulated       Total
                                    Preferred Stock        Stock                            Accumulated     Other      Stockholders'
                                 ---------------------    Issued                Additional  During the   Comprehensive    Equity
                                 Issued and                 and                 Paid-in     Development     Income      (Deficiency
                                 Outstanding    Amount  Outstanding   Amount     Capital       Stage        (Loss)       in Assets)
                                 -----------   -------  -----------  --------  -----------  ------------ ------------  ------------
Issuance of common stock for
   secondary offering, less
   offering costs of $337,803                                         899,999        8,999     8,324,687                 8,333,687
   Exercise of options                                       23,000       230       21,870                                  22,100
   Provision for compensation -
   nonemployees                                                                    335,412                                335,412
Balance, March 31, 2005                                  11,332,366   113,324   76,428,132   (72,552,378)               11,740,969
   Net loss                                                                                  (15,525,435)              (15,525,435)
Conversion of convertible preferred
   stock to common stock            (4,000)   (101,611)     272,428     2,724    1,784,435                                    (101)
   Accrual of preferred stock
   dividends                                    62,139                                          (478,275)
   Payment of preferred stock
   dividend                                                  37,812       378      441,187                                  (1,148)
   Exercise of warrants                                      60,000       600      429,950                                 430,550
   Repricing of warrants                                                           125,042                                 125,042

Issuance of Series E convertible
   preferred stock under private
   placement offerings, less cash
   offering costs of $53,930        160,600  4,015,000                             232,070     (286,000)                3,961,070

Issuance of common stock for
   secondary offering, less
   offering costs of $166,554                                       2,000,000       20,000    14,693,373                14,713,373

Issuance of common stock for
   services - nonemployees                                    2,000        20       25,800                                  25,820
   Exercise of options                                       53,900       539       79,563                                  80,102
   Provision for compensation -
   nonemployees                                                                     52,683                                  52,683
Balance, March 31, 2006            156,600  $3,975,528   13,758,506   137,585  $94,292,235  $(88,842,088)              $15,602,925
                                                                                                                     (concluded)

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED MARCH 31, 2004, 2005 AND 2006 AND THE PERIOD OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                        October 15,
                                                                                                                           1984
                                                                                   Years Ended March 31                 (Inception)
                                                                   -----------------------------------------------     to March 31,
OPERATING ACTIVITIES:                                                  2004              2005              2006            2006
                                                                   ------------      ------------     ------------     ------------
   Net loss                                                        $(12,845,813)     $(13,433,164)    $(15,525,435)    $(84,951,815)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Compensation recorded related to issuance of common stock,
   common stock options and warrants                                  7,501,352         5,176,655          203,545       27,741,527
   Depreciation and amortization of property and equipment              115,261           128,706          155,273        1,036,420
   Deferred rental obligation                                            (6,366)          (14,413)
   Equity in loss of joint venture                                                                                          135,002
   Loss on sales of investment securities - net                                                                               2,942
   Amortization of debt discounts and issuance costs                                                                        134,503
   Gain on extinguishment of debt                                                                                        (1,427,765)
   Changes in assets and liabilities:
   Other current assets                                                  73,546           (28,124)        (104,956)        (193,059)
   Other assets                                                           4,371            (1,117)        (120,747)        (137,341)
   Accounts payable                                                     428,427         1,076,312          282,345        2,656,500
   Accrued expenses                                                      17,561           151,317           53,050          889,762
   Deferred revenue                                                    (722,978)         (516,307)        (919,007)         395,779
                                                                   ------------      ------------     ------------     ------------
       Net cash used in operating activities                         (5,434,639)       (7,460,135)     (15,975,932)     (53,715,259)
                                                                   ------------      ------------     ------------     ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (417,012)         (174,095)         (55,634)      (1,565,455)
   Restricted funds on deposit                                          585,019           110,849        1,513,893         (530,186)
   Advances to Joint Venture                                                                                               (135,002)
   Proceeds from maturities of investments                                                                                1,800,527
   Purchases of investment securities                                                                                    (1,803,469)
                                                                   ------------      ------------     ------------     ------------
       Net cash provided by (used in) investing activities              168,007           (63,246)       1,458,259       (2,233,585)
                                                                   ------------      ------------     ------------     ------------

FINANCING ACTIVITIES:
   Net advances from stockholders and affiliates                                                                            985,172
   Proceeds from issuance of notes payable                                                                                2,645,194
   Principal payments on notes payable                                                                                     (218,119)
   Payments for debt issuance costs                                                                                         (53,669)
   Payments for extinguishment of debt                                                                                     (203,450)
   Net proceeds from issuance of redeemable preferred stock                                                               3,330,000
   Net proceeds from issuance of convertible preferred stock and
   warrants                                                           7,416,516                          3,961,070       17,085,434
   Payments for convertible preferred stock dividends and for fractional shares of common stock resulting from the
   conversions of convertible preferred stock                            (1,399)           (1,832)          (1,249)          (4,814)
   Net proceeds from issuance of common stock                         4,484,758        10,251,624       15,224,025       46,277,690
   Additional capital contributed by stockholders                                                                           245,559
                                                                   ------------      ------------     ------------     ------------
       Net cash provided by financing activities                     11,899,875        10,249,792       19,183,846       70,088,997
                                                                   ------------      ------------     ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             6,633,243         2,726,411        4,666,173       14,137,867
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          112,040         6,745,283        9,471,694
                                                                   ------------      ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $6,745,283        $9,471,694      $14,137,867      $14,137,867
                                                                   ------------      ------------     ------------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED MARCH 31, 2004, 2005 AND 2006.

1.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech Pharmaceuticals, Inc. (a development stage enterprise) and its subsidiaries (the "Company") are pharmaceutical companies working to commercialize oral drugs to treat infectious diseases by applying their proprietary aromatic cation technology platform to the treatment of cancer, diabetes and other diseases. The Company has advanced clinical programs that include new treatments for malaria, Pneumocystis pneumonia ("PCP") and African sleeping sickness (trypanosomiasis), and drug development programs for fungal infections and tuberculosis. The Company has worldwide licensing and exclusive commercialization rights to an aromatic cationic pharmaceutical technology platform and is developing drugs intended for commercial use based on that technology.

      The Company holds worldwide licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from the licensed technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill ("UNC-CH"), Georgia State University ("Georgia State"), Duke University ("Duke University") and Auburn University ("Auburn University"). The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and work to commercialize the aromatic cation pharmaceutical technology platform (the Company acquired its rights to the aromatic cation technology platform in 1997 and promptly thereafter commenced development of its current programs). The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) animal and human trials and (iii) manufacture of pharmaceutical drugs.

      The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2007, if at all.

      Since inception, the Company has incurred accumulated net losses of approximately $84,952,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's activities will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company's cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

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

      The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due, complete the development and commercialization of drug candidates and, ultimately, to generate sufficient revenues for profitable operations. Management's plans for the forthcoming year, in addition to normal operations, include continuing financing efforts, obtaining additional research grants and entering into research and development agreements with other entities.

      Principles of Consolidation - The consolidated financial statements include the accounts of Immtech Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

      Restricted Funds on Deposit - Restricted funds on deposit consist of cash in two accounts on deposit at banks which are restricted for use in accordance with (i) a clinical research subcontract agreement with UNC-CH and (ii) a malaria drug development agreement with Medicines for Malaria Venture ("MMV").

      Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specified limits.

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of March 31, 2005 and 2006, according to NextEra's disclosure, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of March 31, 2005 and 2006. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guarantees to NextEra.

      Property and Equipment - Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from three to fifty years. Leasehold improvements are amortized over the lesser of the life of the related lease or their useful life.

      Land-Use Rights - Land-use rights represent an agreement to use land in the PRC for a period of 50 years which was being amortized over that period on a straight-line basis prior to the Super Insight transaction described in Note 2 below; the former land use rights were exchanged for land-use rights in two floors in a building in the Futian Bonded Zone, Shenzhen, PRC.

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

      Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the years ended March 31, 2004, 2005 and 2006, as none of the Company's outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

      Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be measured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Through March 31, 2006 the Company has adhered to the disclosure-only provisions of SFAS No. 123, and has applied APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans. The Company has adopted SFAS 123R effective as of April 1, 2006. The effect of adopting the new rules on reporting net loss is dependent upon the number of options granted in the future and the fair value of those options.

      During the years ended March 31, 2004, 2005 and 2006, the Company issued 277,000, 371,000 and 324,001 stock options, respectively, to certain employees and directors. If the Company had recognized compensation expense for these options granted during the years ended March 31, 2004, 2005, and 2006, consistent with the fair-value method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:


                                                                       2004             2005               2006
                                                                       ----             ----               ----
Net loss attributable to common stockholders - as reported..       $(16,372,090)    $(14,012,980)      $(16,289,710)
Add:  stock-based compensation expense included in reported
   net loss.................................................                  0                0                  0
Deduct:  total employee stock-based compensation expense
   determined under fair value method for all awards........         (1,205,881)      (3,414,407)        (3,575,570)
Net loss attributable to common stockholders - pro forma....       $(17,577,971)    $(17,427,387)      $(19,865,280)
Basic and diluted net loss per share attributable to common
   stockholders - as reported...............................             $(1.82)          $(1.32)            $(1.37)
Basic and diluted net loss per share attributable to common
   stockholders - pro forma.................................             $(1.96)          $(1.64)            $(1.68)

      The weighted average assumptions used for grants during the year ended March 31, 2004 were: (1) expected dividend yield of 0%, (2) risk-free interest rate of 4.3%, (3) expected volatility of 113%, and (4) expected option life of 10 years. The weighted average assumptions used for grants during the year ended March 31, 2005 were: (1) expected dividend yield of 0%, (2) risk-free interest rate of 4.5%, (3) expected volatility of 112%, and (4) expected option life of 10 years. The weighted average assumptions used for grants during the year ended March 31, 2006 were: (1) expected dividend yield of 0%, (2) risk-free interest rate of 4.6%, (3) expected volatility of 71%, and (4) expected option life of 10 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income (loss) or the future stock price of the Company. The weighted average estimated fair value of employee stock options granted during the years ended March 31, 2004, 2005 and 2006 was $18.23, $10.13 and $8.11,
respectively. For purposes of pro forma disclosure, the estimated fair value of the options is expensed ratably over the options' vesting period.

      Fair Value of Financial Instruments - The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of March 31, 2005 and 2006 based on the short-term nature of the instruments.

      Segment Reporting - The Company is a development stage pharmaceutical company that operates as one segment.

      Comprehensive Loss - There were no differences between comprehensive loss and net loss for the years ended March 31, 2004, 2005, and 2006.

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

      This transaction resulted in the surrender of the Company's ownership interest in Lenton and the consolidation of the Company's wholly owned subsidiary, Super Insight. The primary assets of both Lenton and Super Insight were land-use rights in the PRC. This transaction has been accounted for as a like-kind exchange of similar assets. Accordingly, this transaction did not impact the Company's consolidated statement of operations.

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

      Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock at $1.74 per share, or $1,000,000 in the aggregate, to certain accredited investors pursuant to private placements. The placement agent, New China Hong Kong Securities Limited ("NCHK"), received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $0.10 per share for services and expense reimbursed. RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $0.10 per share, which was subsequently amended on April 22, 1999 to increase the exercise price from $0.10 per share to $6.47 per share, for RADE's services in the Recapitalization. RADE subleases an office facility to the Company for which the Company pays rent directly to RADE's landlord on RADE's behalf (see Note 9). During the years ended March 31, 2004, 2005, and 2006, the Company paid approximately $121,000, $124,000 and $120,000 respectively, for the use of the office facility.

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

      In December 2005, the Company completed private placement offerings which raised approximately $3,340,000 of additional equity capital (net of approximately $54,000 of cash offering costs) through the issuance of 133,600 shares of Series E Convertible Preferred Stock and warrants to purchase 83,500 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants expire three years from the date of grant (see Note 7).

      In February 2006, the Company completed a secondary public offering of its common stock which raised approximately $14,880,000 of additional equity (net of approximately $167,000 of cash offering costs) through the issuance of 2,000,000 shares of the Company's common stock which were sold to the public at $7.44 per share (see Note 7).

      In March 2006, the Company completed private placement offerings which raised $675,000 of additional equity capital (option agreement attached to the December 2005 offering) through the issuance of 27,000 shares of Series E Convertible Preferred Stock (see Note 7).

4.    INVESTMENT IN NEXTERA THERAPEUTICS, INC.

      On July 8, 1998, the Company, together with Franklin Research Group, Inc. ("Franklin") and certain other parties, formed NextEra Therapeutics, Inc. ("NextEra") to develop therapeutic products for treating cancer and related diseases. Pursuant to a research and funding agreement with NextEra, Franklin provided $1,350,000 to NextEra to fund the scale-up of manufacturing for and initiation of certain clinical trials of NextEra's drug candidates and the Company contributed its rmCRP technology and use of laboratory facilities. During the year ended March 31, 2000, the Company advanced $135,000 to NextEra to fund its operations. The Company's advance to NextEra was expensed during the year ended March 31, 2000. The Company did not advance any funds to NextEra during the years ended March 31, 2004, 2005 and 2006. The Company does not provide, and has not provided, any financial guarantees to NextEra.

      As of March 31, 2005 and 2006, the Company owned, as disclosed by NextEra, approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment. Future recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. As of March 31, 2005 and 2006, the Company's net investment in NextEra is zero.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of March 31, 2005 and 2006:

                                                       2005        2006
                                                    ----------  ----------
      Research and laboratory equipment...........  $  497,328  $  497,328
      Furniture and office equipment..............     302,251     357,885
      Leasehold improvements......................   3,601,353   3,601,353
                                                    ----------  ----------
      Property and equipment - at cost............   4,400,932   4,456,566
      Less accumulated depreciation and
        amortization..............................     745,328     900,601
                                                    ----------  ----------
      Property and equipment - net................  $3,655,604  $3,555,965
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

      The Company has no significant deferred income tax liabilities. Significant components of the Company's deferred income tax assets are as follows:

                                                              March 31,
                                                     --------------------------
                                                          2005          2006
                                                      ------------ ------------
Deferred income tax assets:
  Federal net operating loss carryforwards.........   $ 20,548,000 $ 25,947,000
  State net operating loss carryforwards...........      2,772,000    3,542,000
  Federal income tax credit carryforwards..........      1,060,000    1,511,000
  Deferred revenue.................................        510,000      134,000
                                                      ------------ ------------
     Total deferred income tax assets..............     24,890,000   31,134,000
                                                      ------------ ------------
Valuation allowance................................    (24,890,000) (31,134,000)
                                                      ------------ ------------
Net deferred income taxes recognized in the
  accompanying balance sheets......................   $          0 $          0
                                                      ============ ============

      As of March 31, 2006, the Company had federal net operating loss carryforwards of approximately $76,314,000 which expire from 2007 through 2026. The Company also has approximately $73,800,000 of state net operating loss carryforwards as of March 31, 2006, which expire from 2009 through 2026, available to offset future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $765,000 of the Company's net operating loss carryforwards for federal income tax purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2006, the Company had federal income tax credit carryforwards of approximately $1,511,000 which expire from 2008 through 2026.

      A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

                                                 Years Ended March 31,
                                            -----------------------------
                                             2004       2005       2006
Federal statutory income tax rate......     (34.0)%    (34.0)%    (34.0)%
State income taxes.....................      (4.8)      (4.8)      (4.8)
Non-deductible compensation and expenses      0.0        0.0        0.0
Benefit of federal and state net
  operating loss and tax credit
  carryforwards and other deferred
  income tax assets not recognized.....      38.8       38.8       38.8
                                           ---------- --------- ----------
Effective income tax rate..............       0.0%       0.0%       0.0%
                                           ---------- --------- ----------

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

      Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15, and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $39,785 and $41,166 of accrued preferred stock dividends at March 31, 2006 and 2005, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain adjustments, as defined in the Series A Certificate of Designation. During the year ended March 31, 2001, the Company issued 160,100 shares of Series A Convertible Preferred Stock for net proceeds of $3,849,000 (less cash offering costs of approximately $184,000). On October 15, 2005, the Company issued 4,213 shares of common stock and paid $206 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2005, the Company issued 3,469 shares of common stock and paid $117 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 6,026 shares of common stock and paid $136 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 2,961 shares of common stock and paid $352 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2003, the Company issued 4,010 shares of common stock and paid $296 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2003, the Company issued 23,316 shares of common stock and paid $96 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2006, 2005 and 2004 certain preferred stockholders converted 2,000, 20,400, and 62,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 11,409, 116,364 and 353,667 shares of common stock, respectively.

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

      Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $12,021 and $17,968 of accrued preferred stock dividends as of March 31, 2006 and 2005, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain adjustments, as defined in the Series B Certificate of Designation. During the year ended March 31, 2003, the Company issued 76,725 shares of Series B Convertible Preferred Stock for net proceeds of $1,859,000 (net of cash offering costs of approximately $59,000). On October 15, 2005, the Company issued 1,805 shares of common stock and paid $48 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2005, the Company issued 1,526 shares of common stock and paid $49 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 2,213 shares of common stock and paid $34 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 974 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2003, the Company issued 1,130 shares of common stock and paid $139 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2003, the Company issued 11,049 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2006, 2005, and 2004 certain preferred stockholders converted 6,461, 0, and 36,800 shares of Series B Convertible Preferred stock, including accrued dividends, for 40,569, 0, and 232,851 shares of common stock, respectively.

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

      Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $41,945 and $55,676 of accrued preferred stock dividends as of March 31, 2006 and 2005, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain adjustments, as defined in the Series C Certificate of Designation. During the year ended March 31, 2004, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $289,000 of cash offering costs). Total cash and non-cash offering costs with respect to the issuance of the Series C Convertible Preferred Stock were approximately $1,685,000. The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the year ended March 31, 2004. On October 15, 2005, the Company issued 4,483 shares of common stock and paid $148 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2005, the Company issued 4,625 shares of common stock and paid $212 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 7,161 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 3,534 shares of common stock and paid $397 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2006, 2005, and 2004 certain preferred stockholders converted 14,916, 11,852 and 53,048 shares of Series C Convertible Preferred Stock, including accrued dividends, for 84,708, 67,454, and 301,299 shares of common stock, respectively.

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

      Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $80,914 and $110,657 of accrued preferred stock dividends as of March 31, 2006 and 2005, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain adjustments, as defined in the Series D Certificate of Designation. During the year ended March 31, 2004, the Company issued 200,000 shares of Series D Convertible Preferred Stock for net proceeds of approximately $4,571,000 (net of approximately $429,000 of cash offering costs). On October 15, 2005, the Company issued 8,472 shares of common stock and paid $235 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2005, the Company issued 9,219 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 16,669 shares of common stock and paid $173 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 3,340 shares of common stock and paid $447 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2006, and 2005 certain preferred stockholders converted 43,080 and 39,720 shares of Series D Convertible Preferred Stock, including accrued dividends, for 114,581 and 111,995 shares of common stock, respectively. During the year ended March 31, 2004 there were no conversions.

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

      In connection with the Series D Preferred Stock offering, the Company entered into a Finder's Agreement with Ace Noble Holdings Limited (the "Finder") on January 14, 2004 to identify and introduce qualified leads, increase financial market awareness in the Company and to assist the Company in raising funds. As consideration for services to be performed under this agreement, the Company was obligated to pay a cash fee of 8% of funds invested in Immtech's Series D Preferred Stock by Non-United States persons prior to January 23, 2004 by investors introduced by the Finder and expenses not to exceed $36,000. During the year ended March 31, 2004, fees of $350,000 and expenses of $36,000 were paid with respect to this agreement, which are included as part of the $429,000 of cash offering costs.

      Series E Convertible Preferred Stock - On December 13, 2005, the Company completed a private placement of 133,600 shares its Series E Convertible Preferred Stock, $0.01 par value ("Series E Stock") at $25.00 per share, which resulted in gross proceeds to the Company of approximately, $3,340,000, or $3,286,000 of additional equity capital (net of approximately $54,000 of cash offering costs). Each purchaser of the Series E Stock was granted (i) an option to purchase, at $25.00 per share, up to an additional 25% of the number of shares of Series E Stock purchased on December 13, 2005 (the option period terminated on March 10, 2006) and (ii) a warrant to purchase one share of common stock for each $40 of Series E Stock purchased on December 13, 2005. The Warrants are exercisable during the three-year period commencing on December 13, 2005, at an exercise price of $10.00, subject to adjustment for stock splits, dividends and similar events. On March 10, 2006, the Company completed a private placement of 27,000 shares of its Series E Stock at $25.00 per share, which resulted in gross proceeds to the Company of approximately $675,000 of additional equity capital as a result of Series E holders exercising their options. During the year ended March 31, 2006 certain preferred stockholders converted 4,000 shares of Series E Convertible Preferred Stock, including accrued dividends, for 14,418 shares of common stock.

      On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $60,528 of accrued preferred stock dividends as of March 31, 2006. Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $7.04 conversion price (the "Conversion Price E"), subject to certain adjustments, as defined in the Series E Certificate of Designation.

      The Company may at any time after December 1, 2006, require that any or all outstanding shares of Series E Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series E Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series E Convertible Preferred Stock upon a mandatory conversion by us is determined by (i) dividing the Liquidation Price by the Conversion Price E provided that the closing bid price for the Company's common stock exceeds $10.56 for 20 out of 30 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price E. The Conversion Price E is subject to certain adjustments, as defined in the Certificate of Designation.

      The Series E Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is parri passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series E Convertible Preferred Stock is entitled to 3.5511 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series E Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      The Company will, on December 13, 2008, at the Company's election, (i) redeem the Series E Convertible Preferred Stock plus any accrued and unpaid interest for cash, (ii) convert the Series E Convertible Preferred Stock and any accrued and unpaid interest into common stock, or (iii) redeem and convert the Series E Convertible Preferred Stock in any combination of (i) or (ii).

      Common Stock - On July 31, 2002, the Company entered into a one-year agreement with The Gabriele Group, L.L.C. ("Gabriele") for assistance to be provided by Gabriele to the Company with respect to management consulting, strategic planning, public relations and promotions. As compensation for these services, the Company granted Gabriele 40,000 shares of the Company's common stock and the Company recognized approximately $187,600 as a general and administrative expense during the year ended March 31, 2003, based on the fair value of the shares on the date issued. The Company also granted Gabriele warrants to purchase 30,000 shares of the Company's common stock at $6.00 per share. These warrants vest if the price of the Company's common stock reaches certain milestones. During the year ended March 31, 2004, the Company recognized general and administrative expenses of approximately $247,000 because the prescribed milestones had been reached with respect to 20,000 of the warrants to purchase the Company's stock. The remaining 10,000 warrants may vest in the future if the Company's common stock reaches certain milestones. This expense was recorded based on the estimated fair value of the warrants using the Black-Scholes option valuation model.

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

      On July 16, 2003, the Company entered into a consulting agreement with Mr. David Tat-Koon Shu for services to assist the Company with the formation of a subsidiary and to gain regulatory approvals to enter into clinical trials in the PRC. As compensation for his services, Mr. Shu was granted 10,000 shares of the Company's common stock and a general and administrative expense of $62,900 was recorded during the year ended March 31, 2004 based on the market value of the common stock on the date issued.

      On July 30, 2004, the Company completed a secondary public offering of its common stock wherein the Company sold 899,999 shares of common stock resulting in net proceeds to the Company of approximately $8,334,000. The shares were sold to the public at $10.25 per share. Jeffries & Company, Inc. acted as the sole book-running manager and underwriter of this offering.

      In February 2006, the Company completed a secondary public offering of its common stock which raised approximately $14,880,000 of additional equity (net of approximately $167,000 of cash offering costs) through the issuance of 2,000,000 shares of the Company's common stock which were sold to the public at $7.44 per share. Ferris, Baker Watts, Incorporated acted as the sole book-running manager and underwriter of this offering.

      Common Stock Options - At the stockholders' meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. During the year ended March 31, 2006, 76,834 options previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued.

      The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The options generally vest over periods ranging from 0 to 4 years and expire after five or ten years. As of March 31, 2006, there were a total of 762,083 shares available for grant.

      Compensatory Options Granted - During the year ended March 31, 2004, the Company issued options to purchase 22,000 shares of common stock to non-employees and recognized expense of approximately $267,000 related to such options and certain other options issued in prior years which vest over a four year service period. During the year ended March 31, 2005, the Company issued options to purchase 20,000 shares of common stock to non-employees and recognized expense of approximately $335,000 related to such options and certain other options issued in prior years which vest over a four-year service period. During the year ended March 31, 2006, the Company issued options to purchase 40,000 shares of common stock to non-employees and recognized expense of approximately $53,000 related to such options and certain other options issued in prior years which vest over a two or four-year service period. The expense was determined based on the estimated fair value of the options using the Black-Scholes option valuation model and assumptions regarding volatility of the Company's common stock, risk-free interest rates, and life of the option of the Company's common stock all at the date such options were issued.

      The activity during the years ended March 31, 2004, 2005 and 2006 for the Company's stock options is summarized as follows:

                                                                      Weighted
                                      Number of    Stock Options      Average
                                       Shares       Price Range   Exercise Price
                                   -------------  --------------  --------------
Outstanding as of March 31, 2003      698,474       0.34 - 11.50       4.49
  Granted.......................      299,000       6.08 - 21.66      17.80
  Exercised.....................      (26,400)      0.46 - 11.50       2.57
  Expired.......................       (8,500)      2.55 - 11.50       9.56
                                   -------------  --------------  --------------
Outstanding as of March 31, 2004      962,574       0.34 - 21.66       8.63
  Granted.......................      391,000       8.15 - 14.24      10.34
  Exercised.....................      (23,517)      0.46 - 4.42        1.30
  Expired.......................
                                   -------------  --------------  --------------
Outstanding as of March 31, 2005    1,330,057       0.34 - 21.66       9.26
  Granted.......................      364,001       7.29 - 12.38       8.02
  Exercised.....................      (62,844)      0.46 - 2.55        1.63
  Expired.......................      (76,834)      2.55 -21.66        9.86
                                   -------------  --------------  --------------
Outstanding as of March 31, 2006    1,554,380      $0.34 - 21.66      $9.25
                                   =============  ==============  ==============
Exercisable as of March 31, 2004      567,838       0.34 - 21.66       6.02
Exercisable as of March 31, 2005      874,360       0.34 - 21.66       8.42
Exercisable as of March 31, 2006    1,115,167       0.34 - 21.66       9.56

      The following table summarizes information about stock options outstanding as of March 31, 2006:

                          Options Outstanding            Options Exercisable
                 -----------------------------------  ------------------------
                               Weighted
                                Average     Weighted                 Weighted
                               Remaining    Average                  Average
    Range of        Shares    Contractual   Exercise     Shares      Exercise
Exercise Prices  Outstanding  Life-Years     Price     Exercisable    Price
---------------  -----------  -----------  ---------  -------------  ---------
$0.34 - 0.46..     106,501       1.00         $0.43      106,501       $0.43
1.74 - 2.55...     221,462       5.23          2.35      221,462        2.33
4.75..........      68,000       1.64          4.75       67,499        4.75
6.60 - 11.50..     823,917       6.65          9.16      410,343       10.15
12.33 - 21.66.     334,500       7.46         17.76      309,362       18.14
                  ----------  -----------  ---------  -------------  ---------
                 1,554,380       5.75         $9.25    1,115,167       $9.56
                 ===========  ===========  =========  =============  =========

      Warrants - On January 31, 2002, the Company entered into a one year consulting agreement with Yorkshire Capital Limited ("Yorkshire") for services related to identifying investors and raising funds in connection with the February 2002 private placement and assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items. In connection with the closing of the private placement, the Company granted Yorkshire warrants to purchase 360,000 shares of the Company's common stock at prices ranging from $6.00 to $12.00 per share. The warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share vested upon the closing of the private placement. The remaining warrants did not vest and were cancelled. The vested warrant expires on February 14, 2007. The Company may, upon 30 days' notice, redeem the vested warrant for $0.10 per share if the Company's Common Stock trades at 200% of the exercise price for 20 consecutive trading days. Yorkshire may exercise the vested warrant during such notice period. In addition, Yorkshire received 60,000 shares of the Company's common stock in consideration for identifying investors and raising funds in connection with the closing of the private placement and a retainer fee of $10,000 per month for consulting services during the term of the agreement.

      In February 2002, the Company, in connection with the Series A Convertible Preferred Stock private placement, issued warrants to purchase 400,250 shares of the Company's common stock at an exercise price of $6.00 per share of common stock to the purchasers of the Series A Convertible Preferred Stock. The warrants expire in February 2007. The warrants are not detachable and the exercise period commences upon the conversion or the redemption of the Series A Convertible Preferred Stock that was concurrently issued to such warrant holder. At any time, if the Company's common stock closes at $12.00 per share or above for 20 consecutive trading days, the Company may, upon 20 days' notice, redeem any unexercised portion of any warrants for a redemption fee of $0.10 per share of common stock underlying the warrants. During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series A Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrant by tendering the appropriate exercise price. The warrants contain certain anti-dilution provisions for stock splits, dividends and similar events.

      On February 1, 2002, the Company entered into an introductory brokerage agreement with Ace Champion, Ltd. ("Ace") and Pacific Dragon Group, Ltd. ("Pacific Dragon") (collectively, the "Introductory Brokers") for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned February 2002 private placement to the purchaser of the Series B Convertible Preferred Stock (see Note 3). As compensation for such services, Ace and Pacific Dragon received warrants to purchase 100,000 shares and 300,000 shares, respectively, of the Company's common stock at an exercise price of $6.00 per share, subject to certain conditions. The Company may, after February 22, 2003, upon 30 days' notice, redeem any unexercised warrants for $0.10 per share, as defined. The Introductory Brokers may exercise their warrants during the 30-day notice period. The warrants expire on February 22, 2007 and contain certain anti-dilution provisions for stock splits, dividends and similar events.

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

      On July 16, 2003, the Company entered into an agreement with China Harvest International Ltd. ("China Harvest") for services to be provided to assist the Company in obtaining regulatory approval to conduct clinical trials in the PRC. As consideration for these services, the Company granted China Harvest an immediately exercisable five year warrant to purchase 600,000 shares of common stock from the Company at $6.08 per share. During the year ended March 31, 2004, approximately $2,744,000 was recorded as general and administrative expenses, based on the estimated value of the warrants using the Black-Scholes option valuation model.

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

      On July 20, 2004, the Company's board of directors approved a four-year exercise extension to warrants to purchase 225,000 shares of the Company's common stock which were originally issued to RADE Management Corporation ("RADE") on July 24, 1998. The expiration date for these warrants, which have an exercise price of $6.47 per share, was extended from July 24, 2004 to July 24, 2008; the Company therefore recorded a non-cash charge during the year ended March 31, 2005 of $1,032,000, determined using the Black-Scholes option pricing model. Additionally, the Company's board of directors approved a four-year exercise extension to warrants to purchase 750,000 shares of the Company's common stock which were originally issued to RADE on October 12, 1998; the Company therefore recorded a non-cash charge during the year ended March 31, 2005 of $3,498,000, determined using the Black-Scholes option pricing model. The expiration date for these warrants, which have an exercise price of $6.47 per share, was extended from October 12, 2004 to October 12, 2008.

      In connection with secondary public offering completed on July 30, 2004, the underwriter (Jeffries & Company, Inc.) was granted a warrant to purchase 80,100 shares of common stock at an exercise price of $12.81 per share. The warrant is exercisable for five years from the date of grant and has anti-dilution protection for stock splits, dividends and similar events.

      On March 18, 2005, the Company's board of directors approved an exercise extension from March 21, 2005 to December 23, 2005 on warrants to purchase 125,000 shares of the Company's common stock at $15.00 per share which were originally issued to Fulcrum on March 21, 2003; the Company therefore recorded a non-cash charge during the year ended March 31, 2005 of $300,000, determined using the Black-Scholes option pricing model. On November 2, 2005, the Company's board of directors approved a reduction in the exercise price of these warrants from $15.00 to $8.80 while shortening the expiry date from December 23, 2005 to November 5, 2005. The Company has recorded a non-cash charge of $125,000, determined using the Black-Scholes option pricing model. Fulcrum exercised 35,000 warrants resulting in proceeds to the Company of $308,000. The remaining 90,000 warrants expired.

      In connection with services rendered to us by Ferris, Baker Watts, Incorporated, effective July 13, 2005, the Company issued warrants to purchase 100,000 shares of our common stock. The warrants are exercisable at $13.11 per share (the exercise price was set by calculating a 15% premium over the Company's common stock volume weighted average price for the 10 day period immediately preceding July 12, 2005). The warrants are exercisable beginning on July 13, 2006 through July 12, 2010. The Company may redeem any outstanding warrants, at $0.01 per share underlying each warrant, upon 30 day prior notice if at any time prior to the expiration of the warrant the market closing price of the Company's common stock meets or exceeds $26.22 for 20 consecutive trading days. The warrant holder may exercise the warrant, pursuant to its terms, during the 30 day notice period.

      In December 2005, in connection with the Series E Convertible Preferred Stock private placement, the Company issued to the purchasers of Series E Convertible Preferred Stock warrants to purchase 83,500 shares of the Company's common stock at an exercise price of $10.00 per share of common stock. The warrants expire on December 13, 2008. The warrant exercise period commenced immediately upon issuance of the warrant. The Company may, upon 20 days' notice after the first anniversary of the date of grant, redeem any unexercised portion of any warrants for a redemption fee of $0.10 per share of common stock underlying the warrants provided that the closing bid price of the Company's common stock exceeds $15.00 for 20 of 30 consecutive trading days. During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series E Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrants by tendering the appropriate exercise price.

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

      The activity during the years ended March 31, 2004, 2005 and 2006 for the Company's warrants to purchase shares of common stock is summarized as follows:

                                                                     Weighted
                                    Number of       Warrants         Average
                                     Shares        Price Range   Exercise Price
                                   -------------  --------------  --------------
Outstanding as of March 31, 2003   2,426,227       6.00-16.00          7.11
  Granted.....................     1,120,833       6.00-16.00          9.16
  Exercised...................      (559,350)      6.00-16.00          8.00
                                   -------------  --------------  --------------
Outstanding as of March 31, 2004   2,987,710       6.00-16.00          7.70
  Granted.....................        80,100       6.00-16.00         12.81
  Cancelled...................       (75,000)         16.00           16.00
  Exercised...................      (252,400)      6.00-16.00          8.87
                                   -------------  --------------  --------------

Outstanding as of March 31, 2005   2,740,410       6.00-16.00          7.51
  Granted.....................       251,500       10.00-13.11        11.24
  Cancelled...................       (90,000)         8.80             8.80
  Exercised...................       (51,800)       6.47-8.80          8.04
                                   -------------  --------------  --------------
Outstanding as of March 31, 2006   2,850,110       $6.00-16.00        $7.52
                                   =============  ==============  ==============
Exercisable as of March 31, 2004   2,977,712       6.00-16.00          7.72
Exercisable as of March 31, 2005   2,730,410       6.00-16.00          7.53
Exercisable as of March 31, 2006   2,740,110       6.00-16.00          7.34

      The following table summarizes information about outstanding warrants to purchase shares of the Company's common stock as of March 31, 2006:

                                           Warrants      Expiration
            Exercise Price Per Share     Outstanding        Date
            ------------------------     -----------     ----------
            $ 6.00....................     233,000        2/14/07
              6.00....................     413,500        2/22/07
              6.00....................      10,000        7/31/07
              6.08....................     600,000        7/16/08
              6.13....................     101,310        9/25/07
              6.13....................       2,500        10/28/07
              6.47....................     208,200        7/24/08
              6.47....................     750,000        10/12/08
              10.00...................     151,500        12/13/08
              12.81...................      80,100        7/30/09
              13.11...................     100,000        7/13/10
              16.00...................     200,000        1/22/09
                                         -----------
            Total Warrants Outstanding   2,850,110
                                         ===========

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

      The Company initially acquired its rights to the aromatic cation technology platform developed by a consortium of universities consisting of UNC-CH, Georgia State University, Duke University and Auburn University pursuant to an agreement, dated January 15, 1997 (as amended, the "Consortium Agreement") among the Company, UNC-CH and a third-party (to which each of the other members of the scientific consortium shortly thereafter joined) (the "original licensee"). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the scientific consortium and previously licensed or optioned to the original licensee and licensed to the Company in accordance with the Consortium Agreement (the "Current Compounds"), and all technology and compounds developed by the scientific consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the scientific consortium (the "Future Compounds" and, collectively with the Current Compounds, the "Compounds").

      The Consortium Agreement contemplated that upon the completion of the Company's initial public offering ("IPO") of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company, with respect to the Current Compounds, and UNC-CH, (on behalf of the Scientific Consortium), with respect to Current Compounds and Future Compounds, would enter into license agreements for the intellectual property rights relating to the Compounds pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

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

      The Consortium Agreement provides that the Company is required to pay to UNC-CH on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium's aromatic cation technology platform. Each month on behalf of the inventor scientist or university, as the case may be, UNC-CH submits an invoice to the Company for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date. The Company is also required to make milestone payments in the form of the issuance of 100,000 shares of its common stock to the Consortium when it files its first initial New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") based on Consortium technology. We are also required to pay to UNC-CH on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, the Company is required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

      Under the License Agreement, the Company must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as the Company chooses to retain the license to such patents.

      In July 2004, the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Institutes of Health ("NIH") of $107,000 as a grant to research on "Aromatic Dication Prodrugs for CNS Trypanosomiasis." During the year ended March 31, 2005, the Company recognized revenues and expenses of approximately $63,000 from this grant. Approximately $33,000 of these expenses were paid to UNC-CH and other Scientific Consortium universities for contracted research related to this grant.

      During the years ended March 31, 2004, 2005 and 2006, the Company expensed approximately $630,000, $730,000, and $978,000 respectively, of other payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC-CH and certain other Scientific Consortium universities were approximately $630,000, $763,000, and $978,000 during the years ended March 31, 2004, 2005 and
2006, respectively. Included in accounts payable as of March 31, 2005 and 2006, was approximately $136,000 and $44,000, respectively, due to UNC-CH and certain other Scientific Consortium universities.

      In November 2000, The Bill & Melinda Gates Foundation ("Foundation") awarded a $15,114,000 grant to UNC-CH to develop new drugs to treat human Trypanosomiasis (African sleeping sickness) and leishmaniasis. On March 29, 2001, UNC-CH entered into a clinical research subcontract agreement with the Company, whereby the Company was to receive up to

$9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Foundation Grant.

      In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of Phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000. Grant funds paid in advance of the Company's delivery of services are treated as restricted funds and must be segregated from other funds and used only for the purposes specified. As of March 31, 2006, approximately $11,700,000, relating to the clinical research subcontract, had been received by the Company. In March 2006, we amended and restated the clinical research subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment of $13.6 million from the Foundation. Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5.6 million of the five year $13.6 million contract.

      During the years ended March 31, 2004, 2005 and 2006, the Company received installment payments under the November 2000 and April 2003 grants of approximately $1,025,000, $2,995,000, and 0, respectively, and approximately $2,114,000, $3,592,000, and $2,758,819 was utilized for clinical and research purposes conducted and expensed during the years ended March 31, 2004, 2005 and 2006, respectively. The Company recognized revenues of approximately $2,114,000, $3,592,000, and $869,000 during the years ended March 31, 2004, 2005 and 2006, respectively, for services performed under the agreement.

      On November 26, 2003, the Company entered into a testing agreement ("Testing Agreement") with Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC-CH, pursuant to which the Company, with the support of MMV and UNC-CH, conducted a proof of concept study of the dicationic first drug candidate pafuramidine for the treatment of malaria.

      Under the terms of the Testing Agreement, MMV committed to pay for human clinical trials and, subject to certain milestones, regulatory preparation and filing costs for the approvals to market pafuramidine to treat malaria. In return for MMV's funding, the Company is required, when selling malaria drugs derived from this research into "malaria-endemic countries," as defined, to sell such drugs at affordable prices. An affordable price is defined in the Testing Agreement to mean a price not to be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. There are no price constraints on product sales into non-malaria-endemic countries. The Company must, however, pay to MMV a royalty not to exceed 7% of net sales, as defined, on product sales into non-malaria-endemic countries, until the amount funded under the Testing Agreement and amounts funded under a related discovery agreement between MMV and UNC-CH is refunded to MMV at face value. The Company and MMV agreed to terminate the Testing Agreement effective as of February 10, 2006.

      The Company recognized revenues of approximately $302,000, $2,275,000, and $2,663,000 during the years ended March 31, 2004, 2005, and 2006, respectively, for expenses incurred related to activities within the scope of the Testing Agreement. At March 31, 2005 and 2006, the Company has approximately $446,000 and $396,000, respectively, recorded as deferred revenue with respect to this agreement.

9.    OTHER COMMITMENTS AND CONTINGENCIES

      Operating Leases - In October 2004, the Company entered into an amendment to the lease of its main office and research facility under an operating lease that requires lease payments starting in March 2005 of approximately $8,200 per month through March 2008 and $8,600 from April 2008 through March 2010. The Company is required to pay certain real estate and occupancy costs. In July 1999, the Company began leasing an additional office facility from RADE, a consultant who previously provided services to the Company, on a month-to-month basis, for approximately $10,100 per month. Total rent expense was approximately $310,000, $305,000, and $252,000 for all leases during the years ended March 31, 2004, 2005, and 2006, respectively.

      As of March 31, 2006, future minimum lease payments required under the aforementioned noncancellable operating leases approximated the following:

                Year Ending March 31,    Lease Payments
                ---------------------    --------------
                        2007                 98,000
                        2008                 98,000
                        2009                103,000
                        2010                 99,000
                        Total              $398,000

      Other Contingencies -On August 12, 2003, the Company filed a lawsuit against Neurochem, Inc. ("Neurochem") alleging that Neurochem misappropriated the Company's trade secrets by filing a series of patent applications relating to compounds synthesized and developed by the Consortium, with whom Immtech has an exclusive licensing agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat Alzheimer's disease. Pursuant to the terms of the agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech's prior written consent, to immediately advise Immtech if any invention was discovered and to cooperate with Immtech and its counsel in filing any patent applications.

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

      Since the filing of the complaint, Neurochem had aggressively sought to have an International Chamber of Commerce ("ICC") arbitration panel hear this dispute, as opposed to the federal district court in which the action was originally filed. The Company agreed to have a three member ICC arbitration panel (the "Arbitration Panel") hear and rule on the dispute on the expectation that the Arbitration Panel would reach a more timely and economical resolution.

      The ICC hearing was held September 7 to September 20, 2005 and final papers were filed by both parties on November 2, 2005. On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Tribunal found that Neurochem breached the testing agreement and awarded Immtech approximately $1.9 million in damages and attorneys' fees and costs, and (ii) denied all of Neurochem's claims against Immtech.

      In October 2003, Gerhard Von der Ruhr et al (the "Von der Ruhr Plaintiffs") filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors. The Von der Ruhr Plaintiff's complaint alleged that (i) the Company refused to authorize the Company's transfer agent to remove the restrictive legends from the stock certificates of the Von der Ruhr Plaintiffs, (ii) the Company refused to honor the Von der Ruhr Plaintiffs' exercise of certain stock options and (iii) the Company refused to honor an agreement regarding certain technology. The Von der Ruhr Plaintiffs also allege that certain officers and directors interfered with the Von der Ruhr Plaintiffs' contracts with the Company. The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs. In a filing made in late February, 2005, the Von der Ruhr Plaintiffs specified damages of approximately $44.5 million in damages, which includes $42 million related to the alleged technology agreement claim, which the Company believes is meritless. In 2005, one of the counts in the case was dismissed upon the Company's motion for summary judgment. The Company has filed pre-trial motions regarding the evidence to be introduced at the trial of the remaining counts, including a motion to preclude disclosure of evidence of Von der Ruhr's alleged damages. Those pre-trial motions are pending. The case is likely to be set for trial sometime in 2006 or 2007.

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

11.   SUPPLEMENTAL CASH FLOW INFORMATION

      The Company did not pay any income taxes or interest during the years ended March 31, 2004, 2005 and 2006.

Non-Cash Transactions

      During the years ended March 31, 2004, 2005 and 2006, the Company issued common stock, common stock options and warrants or modified existing arrangements as compensation for services and also engaged in certain other non-cash investing and financing activities. The amounts of these transactions are summarized as follows:

                                                    Year Ended March 31,
                                             ---------------------------------
                                                2004        2005        2006
                                             ----------  ----------  ---------
Expense related to issuance of common stock
  to nonemployees as compensation for
  services................................   $3,891,608                $25,820
Expense related to issuance of common stock
  options as compensation for services....     267,500     $335,412     52,683
Expense related to issuance/extension of
  warrants to purchase common stock as
  compensation for services...............   3,342,244    4,841,245    125,042
Issuance of common stock for offering costs  1,397,000
Convertible preferred stock dividends
  recorded................................     432,713      579,816    478,275
Issuance of common stock as payment of
  convertible preferred stock dividends...     330,640      508,362    441,565
Issuance of common stock for conversions of
  convertible preferred stock.............   3,850,205    1,839,971  1,787,159
Exchange of ownership interests:
Value of land-use rights exchanged........
Land-use rights...........................  (3,443,867)
Minority interest.........................     296,193
Value of land-use rights acquired.........   3,547,674

                                   * * * * * *