Form 10-Q
period 2006-06-30
IMMTECH PHARMACEUTICALS, INC.
filed 2006-08-09
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006.

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission file number: 000-25669

                         IMMTECH PHARMACEUTICALS, INC.
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

                 One North End Avenue, New York, New York 10282
--------------------------------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2.

Large Accelerated filer |_|   Accelerated Filer |X|   Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

As of August 8, 2006, 14,014,356 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                Table Of Contents

                                                                         Page(s)


PART I         FINANCIAL INFORMATION...........................................2

Item 1           Condensed Consolidated Financial Statements...................2
Item 2           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............21
Item 3           Quantitative and Qualitative Disclosures about
                  Market Risk.................................................24
Item 4           Controls and Procedures......................................24


PART II        OTHER INFORMATION..............................................25

Item 1           Legal Proceedings............................................25
Item 1A          Risk Factors.................................................25
Item 2           Unregistered Sales of Equity Securities and
                  Use of Proceeds.............................................26
Item 3           Defaults Upon Senior Securities..............................26
Item 4           Submission of Matters to a Vote of Security
                  Holders.....................................................26
Item 5           Other Information............................................27
Item 6           Exhibits.....................................................27

                       PART I.        FINANCIAL INFORMATION

        Item 1.      Condensed Consolidated Financial Statements.
                     -------------------------------------------

IMMTECH PHARMACEUTICALS, INC. AND
SUBSIDIARIES
(A Development Stage Enterprise)


CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                                       June 30,            March 31,
ASSETS                                                                   2006                 2006
CURRENT ASSETS:
  Cash and cash equivalents                                     $     11,916,610    $       14,137,867
  Restricted funds on deposit                                          4,767,171               530,186
  Other current assets                                                   394,877               193,059
                                                                ----------------    ------------------

           Total current assets                                       17,078,658            14,861,112

PROPERTY AND EQUIPMENT - Net                                           3,550,715             3,555,965


OTHER ASSETS                                                             136,942               137,341
                                                                ----------------    ------------------

TOTAL                                                           $     20,766,315    $       18,554,418
                                                                ================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $      2,747,231   $         2,328,965
  Accrued expenses                                                       234,135               226,749

  Deferred revenue                                                     4,103,076               395,779
                                                                ----------------    ------------------

           Total current liabilities                                   7,084,442             2,951,493



           Total liabilities                                           7,084,442             2,951,493
                                                                ----------------    ------------------


STOCKHOLDERS' EQUITY:

  Preferred stock, par value $0.01 per share, 3,913,000
    shares authorized and unissued as of June 30, 2006 and
    March 31, 2006.
  Series A convertible preferred stock, par value $0.01 per
    share, stated value $25 per share, 320,000 shares
    authorized, 58,400 shares issued and outstanding as of
    June 30, 2006 and March 31, 2006; aggregate liquidation
    preference of $1,477,945 as of June 30, 2006.                      1,477,945             1,499,785
  Series B convertible preferred stock, par value $0.01 per
    share, stated value


    $25 per share, 240,000 shares authorized, 13,464 shares
    issued and outstanding as of June 30, 2006 and March 31,
    2006; aggregate liquidation preference of $341,907 as of
    June 30, 2006.                                                       341,907               348,621
  Series C convertible preferred stock, par value $0.01 per
    share, stated value $25 per share, 160,000 shares
    authorized, 45,536 shares issued and outstanding as of
    June 30, 2006 and March 31, 2006; aggregate liquidation
    preference of $1,157,639 as of June 30, 2006.                      1,157,639             1,180,345
  Series D convertible preferred stock, par value $0.01 per
    share, stated value $25 per share, 200,000 shares
    authorized, 117,200 shares issued and outstanding as of
    June 30, 2006 and March 31, 2006; aggregate liquidation
    preference of $2,967,085 as of June 30, 2006.                      2,967,085             3,010,914
  Series E convertible preferred stock, par value $0.01 per
    share, stated value $25 per share, 167,000 shares
    authorized, 110,600 and 156,600 shares issued and
    outstanding as of June 30, 2006 and March 31, 2006,
    respectively; aggregate liquidation preference of
    $2,800,031 as of June 30, 2006.                                    2,800,031             3,975,528
  Common stock, par value $0.01 per share, 100,000,000
    shares authorized, 13,995,666 and 13,758,506 shares
    issued and outstanding as of June 30, 2006 and March 31,
    2006, respectively                                                   139,957               137,585
  Additional paid-in capital                                          96,378,926            94,292,235

  Deficit accumulated during the developmental stage                 (91,581,617)          (88,842,088)

           Total stockholders' equity                                 13,681,873            15,602,925
                                                                ----------------    ------------------

TOTAL                                                           $     20,766,315    $       18,554,418
                                                                ================    ==================


See notes to condensed consolidated financial statements.


IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------



                                                                                         October 15,
                                                             Three Months Ended             1984
                                                                  June 30,             (Inception) to
                                                         --------------------------       June 30,
                                                             2006          2005             2006

REVENUES                                                 $  1,941,609  $  1,478,580    $  22,706,349
                                                         ------------  ------------    -------------

EXPENSES:
  Research and development                                  2,468,836     2,269,207       53,822,390

  General and administrative                                2,219,855     2,732,273       57,102,655


  Equity in loss of joint venture                                                            135,002
                                                         ------------  ------------    -------------

           Total expenses                                   4,688,691     5,001,480      111,060,047
                                                         ------------  ------------    -------------

LOSS FROM OPERATIONS                                       (2,747,082)   (3,522,900)     (88,353,698)
                                                         ------------  ------------    -------------


OTHER INCOME (EXPENSE):
  Interest income                                             150,361        57,587        1,094,548

  Interest expense                                                                        (1,129,502)

  Loss on sales of investment securities - net                                                (2,942)

  Cancelled offering costs                                                                  (584,707)

  Gain on extinguishment of debt                                                           1,427,765
                                                         ------------  ------------    -------------

           Other income                                       150,361        57,587          805,162
                                                         ------------  ------------    -------------


NET LOSS                                                   (2,596,721)   (3,465,313)     (87,548,536)


CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
  PREFERRED STOCK PREMIUM DEEMED DIVIDENDS                   (142,808)     (118,822)      (6,402,980)


REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                               2,369,899
                                                         ------------  ------------    -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS             $ (2,739,529) $ (3,584,135)   $ (91,581,617)
                                                         ============  ============    =============



BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE


    TO COMMON STOCKHOLDERS:
  Net loss                                               $      (0.19) $      (0.30)
  Convertible preferred stock dividends and convertible
    preferred stock premium deemed dividends                    (0.01)        (0.01)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                                 $      (0.20) $      (0.31)
                                                         ============  ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                     13,920,324    11,390,899
                                                         ============  ============



See notes to condensed consolidated financial statements.


IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------


                                                                                         October 15,
                                                             Three Months Ended             1984
                                                                  June 30,             (Inception) to
                                                         --------------------------       June 30,
                                                             2006          2005             2006

OPERATING ACTIVITIES:
  Net loss                                               $ (2,596,721) $ (3,465,313)   $ (87,548,536)


  Adjustments to reconcile net loss to net cash used in operating activities:

    Compensation recorded related to issuance of
      common stock, common stock options and
      warrants                                                676,080        37,281       28,417,607



    Depreciation and amortization of property and
      equipment                                                39,262        38,322        1,075,682


    Equity in loss of joint venture                                                          135,002

    Loss on sales of investment securities - net                                               2,942

    Amortization of debt discounts and issuance
      costs                                                                                  134,503

    Gain on extinguishment of debt                                                        (1,427,765)

    Changes in assets and liabilities:

      Other current assets                                   (201,818)     (323,002)        (394,877)
      Other assets                                                399           128         (136,942)
      Accounts payable                                        418,266      (816,104)       3,074,766
      Accrued expenses                                          7,386       986,442          897,148
      Deferred revenue                                      3,707,297      (478,580)       4,103,076
                                                         ------------  ------------    -------------

           Net cash provided by (used in)
             operating activities
                                                            2,050,151    (4,020,826)     (51,667,394)
                                                         ------------  ------------    -------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                          (34,012)      (23,971)      (1,599,467)
  Restricted funds on deposit                              (4,236,985)      287,914       (4,767,171)
  Advances to joint venture                                                                 (135,002)
  Proceeds from maturities of investment
    securities                                                                             1,800,527
  Purchases of investment securities                                                      (1,803,469)
                                                         ------------  ------------    -------------

           Net cash provided by (used in)
             investing activities                          (4,270,997)      263,943       (6,504,582)
                                                         ------------  ------------    -------------

FINANCING ACTIVITIES:
  Advances from stockholders and affiliates                                                  985,172
  Proceeds from issuance of notes payable                                                  2,645,194
  Principal payments on notes payable                                                       (218,119)
  Payments for debt issuance costs                                                           (53,669)


  Payments for extinguishment of debt                                                       (203,450)
  Net proceeds from issuance of redeemable
    preferred stock                                                                        3,330,000
  Net proceeds from issuance of convertible
    preferred stock and warrants                                                          17,085,434
  Payments of convertible preferred stock
    dividends and for fractional shares of common
    stock resulting from the conversions of
    convertible preferred stock                                  (405)         (536)          (5,219)
  Net proceeds from issuance of common stock                       (6)       39,441       46,277,684


  Additional capital contributed by stockholders                                             245,559
                                                         ------------  ------------    -------------

           Net cash provided by (used in) provided
             by financing activities                             (411)       38,904       70,088,586
                                                         ------------  ------------    -------------


NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                          (2,221,257)   (3,717,979)      11,916,610

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             14,137,867     9,471,694                -
                                                         ------------  ------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 11,916,610  $  5,753,715    $  11,916,610
                                                         ============  ============    =============

NON-CASH FINANCING ACTIVITY - DEFERRED OFFERING
      COSTS FINANCED WITH ACCOUNTS PAYABLE

See notes to condensed consolidated financial statements.


IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Immtech Pharmaceuticals, Inc. and its subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Immtech Pharmaceuticals, Inc. (a development stage enterprise) and its subsidiaries (the "Company") are pharmaceutical companies working to commercialize oral drugs to treat infectious diseases by applying their proprietary aromatic cation technology platform to the treatment of cancer, diabetes and other diseases. The Company has advanced clinical programs that include new treatments for malaria, Pneumocystis pneumonia ("PCP") and African sleeping sickness (trypanosomiasis), and drug development programs for fungal infections, hepatitis C, and tuberculosis. The Company has worldwide licensing and exclusive commercialization rights to a large library of well-defined compounds from which a pipeline of therapeutic products could be developed.

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

     Since inception, the Company has incurred accumulated net losses of approximately $87,549,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's activities will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company's cash requirements may vary materially from those now planned when and if the following become known: results of research and development, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

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

     Investment  -  The  Company   accounts  for  its   investment   in  NextEra
     Therapeutics, Inc. ("NextEra") on the equity method. As of June 30, 2006 and March 31, 2006, the Company owned approximately

     28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of June 30, 2006 and March 31, 2006. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guarantees to NextEra.

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

     Income Taxes - The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carry-forwards and other deferred income tax assets.

     Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) and diluted net loss per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three month periods ended June 30, 2006 and June 30, 2005, as none of the Company's outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

     Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three month periods ended June 30, 2006 and 2005, respectively.

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

     Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $17,945 and $39,785 of accrued preferred stock dividends at June 30, 2006 and March 31, 2006, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain adjustments, as defined in the Series A Certificate of Designation. On April 15, 2006, the Company issued 5,547 shares of common stock and paid $47 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 3,469 shares of common stock and paid $117 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended June 30, 2006 and 2005 there were no conversions.

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

     The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of common stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

     Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $5,307 and $12,021 of accrued preferred stock dividends as of June 30, 2006 and March 31, 2006, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain adjustments, as defined in the Series B Certificate of Designation. On April 15, 2006, the Company issued 1,703 shares of common stock and paid $31 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 1,526 shares of common stock and paid $49 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended June 30, 2006 and 2005, there were no conversions.

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

     The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of common stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

     Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $19,239 and $41,945 of accrued preferred stock dividends as of June 30, 2006 and March 31, 2006, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain adjustments, as defined in the Series C Certificate of Designation. On April 15, 2006, the Company issued 5,761 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 4,625 shares of common stock and paid $212 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended June 30, 2006 there were no conversions. During the three month period ended June 30, 2005, certain preferred stockholders converted 9,116 shares of Series C Convertible Preferred stock, including accrued dividends, for 51,622 shares of common stock.

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

     The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series C Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Convertible Preferred Stock into shares of common stock during the 30 day period. The Series C Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series C Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series C Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

     Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $37,084 and $80,914 of accrued preferred stock dividends as of June 30, 2006 and March 31, 2006, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain adjustments, as defined in the Series D Certificate of Designation. On April 15, 2006, the Company issued 11,134 shares of common stock and paid $79 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 9,219 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended June 30, 2006 and 2005, there were no conversions.

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

     The Series D Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series D Convertible Preferred Stock shall be entitled to 2.7778 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series D Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

     Series E Convertible Preferred Stock -On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $35,031 and $60,528 of accrued preferred stock dividends as of June 30, 2006 and March 31, 2006, respectively. Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $7.04 conversion price (the "Conversion Price E"), subject to certain adjustments, as defined in the Series E Certificate of Designation. On April 15, 2006, the Company issued 8,819 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended June 30, 2006, certain preferred stockholders converted 46,000 shares of Series E Convertible Preferred Stock, including accrued dividends, for 163,847 shares of common stock.

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

     Common Stock -On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued to Tulane University as part of the Tulane License Agreement granting to us an exclusive license to develop, manufacture and commercialize a group of 4 - aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases. The lead candidate, AQ-13, is targeted as a candidate for treatment and prophylaxis for malaria.

     On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued to T. Stephen Thompson as part of his retirement and consulting agreement dated May 1, 2006.

     Warrants - No warrants were exercised in the three month period ended June 30, 2006. During the three month period ended June 30, 2005, warrants to purchase 1,800 shares of common stock were exercised, resulting in proceeds to the Company of $11,646.

     Incentive Stock Programs - At the stockholders' meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. During the three month periods ended June 30, 2006 and 2005, 9,166 and 42,750 options, respectively, previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued. During the three month periods ended June 30, 2006 and 2005, the Company issued 56,000 and 30,000 options, respectively, to purchase shares of common stock. Additionally, the Company granted 5,000 restricted stock awards. As of June 30, 2006, there were a total of 710,249 shares available for grant. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. The options generally vest over periods ranging from 0 to 4 years. During the three month period ended June 30, 2006, 32,263 options were exercised on a cashless basis resulting in 30,349 common shares being issued with an exercise price of $0.47, while for the three month period ended June 30, 2005, 10,900 options were exercised with an exercise price of $2.55.






The following table summarizes information about stock options outstanding as of June 30, 2006:

                           Options Outstanding                       Options Exercisable
                                 Weighted                                   Weighted
                                  Average     Weighted                      Average      Weighted
                                 Remaining     Average                     Remaining     Average
                    Shares      Contractual   Exercise       Shares       Contractual    Exercise
                  Outstanding   Life-Years      Price      Exercisable     Life-Years      Price
April 1, 2006        1,554,380     5.75            $9.25      1,115,167       5.75            $9.56
Granted                 56,000                      7.35
Exercised                                           0.47
  (total
  intrinsic
  value was
    $237,942)....     (32,263)
Lapsed                 (9,166)                      9.56
                 -------------  -----------  -----------  -------------  --------------  ----------
June 30, 2006        1,568,951     6.05            $9.76      1,150,740       5.93            $9.76
                 =============  ===========  ===========  =============  ==============  ==========

     The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was approximately $1,598,000 and $1,597,000, respectively. The total unrecognized compensation cost related to all share-based compensation plans at June 30, 2006 amounted to approximately $2,530,000 and is expected to be recognized over the next two years.

     On April 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") no. 123 (revised 2004), "Share-Based Payment," which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to 2007 for which the requisite service has not been rendered are charged to expense under the prior rules, and awards issued after 2006 are charged to expense under the revised rules. Total non-cash compensation expense charged against income in the period ended June 30, 2006 for share-based plans totaled approximately $605,000. Through March 31, 2006, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees and directors. The Company used the modified prospective method of adoption. Under this method, prior years' financial results do not include the impact of recording stock options using fair value. Had compensation cost been determined using the fair value-based accounting method in the three month period ended June 30, 2005, pro forma net income and earnings per share ("EPS") amounts would have been as follows:

                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                      2005

Net loss attributable to common shareholders - as reported        $(3,584,834)

Add:  stock-based compensation expense included in reported
  net loss                                                                  0

Deduct:  total stock-based compensation expense determined
  under fair value method for all awards                           (1,022,828)
                                                                  -----------
Net loss attributable to common stockholders - pro forma          $(4,606,963)
                                                                  ===========
Basic and diluted net loss per share attributable to common
  stockholders - as reported                                          $ (0.31)
                                                                  ===========
Basic and diluted net loss per share attributable to common
  stockholders - pro forma                                            $ (0.40)
                                                                  ===========


     The weighted average fair value of an option granted in the three month periods ended June 30, 2006 and 2005 was $7.35 and $11.86, respectively. The fair value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                          Three Months Ended June 30,

                                                                 2006   2005

     Risk free interest rate                                     4.89%  4.12%
     Average life of options (years)                             6.0    10.0
     Volatility                                                  69%     92%
     Dividend yield                                              -0-    -0-


     The average risk-free interest rate is based on yields on ten-year zero coupons - U.S. Treasury strips in effect as of the grant date. The average life of the options is based upon historical data. We determined expected volatility in the Black-Scholes model based upon two year historical data at the end of each month for the three months ended June 30, 2005, and implied volatility based upon exchange traded options for our common stock for the three months ended June 30, 2006. Implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility. There is no dividend yield.

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

     As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Scientific Consortium whereby the Company received the exclusive license to commercialize the aromatic cation technology platform and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997 and which also incorporated into such License Agreement the Company's existing license with the Scientific Consortium with regard to the Current Compounds. Also pursuant to the Consortium Agreement, the original licensee transferred to the Company the worldwide license and exclusive right to commercially use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to the third-party.

     The Consortium Agreement provides that the Company is required to pay to UNC-CH on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium's aromatic cation technology platform. Each month on behalf of the inventor scientist or university, as the case may be, UNC-CH submits an invoice to the Company for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date. The Company is also required to make milestone payments in the form of the issuance of 100,000 shares of its common stock to the Consortium when it files its first initial New Drug Application ("NDA") or an

     Abbreviated New Drug Application ("ANDA") based on Consortium technology. The Company is also required to pay to UNC-CH on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, the Company is required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

     Under the License Agreement, the Company must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as the Company chooses to retain the license to such patents.

     During the three month periods ended June 30, 2006 and 2005, the Company expensed approximately $237,000 and $211,000, respectively, of payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research. Included in accounts payable as of June 30, 2006 and March 31, 2006, were approximately $660,000, and $601,000, respectively, due to UNC and certain other Scientific Consortium universities.

     In November 2000, The Bill & Melinda Gates Foundation ("Foundation") awarded a $15,114,000 grant to UNC to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and leishmaniasis. On March 29, 2001, UNC-CH entered into a clinical research subcontract agreement with the Company, whereby the Company was to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Foundation grant.

     In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000. Grant funds paid in advance of the Company's delivery of services are treated as restricted funds and must be segregated from other funds and used only for the purposes specified. In March 2006, the Company amended and restated the clinical research subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment for the Company of approximately $13.6 million from the Foundation. Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5,649,000 of the five year approximately $13,601,000 contract.

     Approximately $829,000 and $852,000 was utilized for clinical and research purposes conducted and expensed during the three months ended June 30, 2006 and 2005, respectively. The Company has recognized revenues of approximately $1,759,000 and $852,000 during the three months ended June 30, 2006 and 2005, respectively. The remaining amount (approximately $3,890,000 as of June 30, 2006) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

     On November 26, 2003, the Company entered into a testing agreement ("Testing Agreement") with Medicines for Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC, pursuant to which the Company, with the support of MMV and UNC-CH, pursuant to which the Company, with the support of MMV and UNC-CH, conducted a proof of concept study of the dicationic first drug candidate pafuramidine for the treatment of malaria.

     Under the terms of the Testing Agreement, MMV committed to pay for human clinical trials and, subject to certain milestones, regulatory preparation and filing costs for the approvals to market pafuramidine to treat malaria. In return for MMV's funding, the Company is required, when selling malaria drugs derived from this research into "malaria-endemic countries," as defined, to sell such drugs at affordable prices. An affordable price is defined in the Testing Agreement to mean a price not to be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. There are no price constraints on product sales into non-malaria-endemic countries. The Company must, however, pay to MMV a royalty not to exceed 7% of net sales, as defined, on product sales into non-malaria-endemic countries, until the amount funded under the Testing Agreement and amounts funded under a related discovery agreement between MMV and UNC-CH is refunded to MMV at face value. The Company and MMV agreed to terminate the Testing Agreement effective as of February 10, 2006. The Company has received approximately $5,636,000 under this contract.

     The Company recognized revenues of approximately $182,000 and $627,000 during the three month periods ended June 30, 2006 and 2005, respectively, for expenses incurred related to activities within the scope of the Testing Agreement. At June 30, 2006, the Company has approximately $213,000 recorded as deferred revenue with respect to this agreement.

     As discussed elsewhere in the document, the Company received notification of an award by the Arbitral Tribunal on June 9, 2006 finding that Neurochem has breached the testing agreement and awarded the Company approximately $1.9 million in damages and attorney's fees and costs, subject to review and corrections by both parties within 30 days of the notification date. In July the Company requested certain corrections to the award. The Company is awaiting final resolution from the tribunal prior to recording the award in the Company's consolidated financial statements.


                                   * * * * * *

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
               ----------------------

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

Results of Operations
---------------------

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to June 30, 2006, we incurred cumulative net losses of approximately $87,549,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

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

Three Month Period Ended June 30, 2006 Compared with the Three Month Period Ended June 30, 2005.

Revenues under collaborative research and development agreements were approximately $1,942,000 and $1,479,000 for the three month periods ended June 30, 2006 and June 30, 2005, respectively. For the three month period ended June 30, 2006, we recognized revenues of approximately $1,759,000 related to a clinical research subcontract agreement between us and The University of North Carolina at Chapel Hill ("UNC-CH") and approximately $183,000 related to a grant from Medicines for Malaria Venture ("MMV") to fund clinical studies and licensure of DB289 for treatment of malaria which has since lapsed, while for the three month period ended June 30, 2005, revenues recognized of approximately $852,000 related to the abovementioned UNC-CH clinical research subcontract and $627,000 related to the abovementioned MMV grant for treatment of malaria.

 The clinical research subcontract agreement relates to a grant from a philanthropic foundation (the "Foundation") to UNC-CH to develop new drugs to treat trypanosomiasis (African sleeping sickness) and leishmaniasis. MMV also receives funding from the Foundation. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the three month period ended June 30, 2006 was approximately $150,000. Interest income during the three month period ended June 30, 2005 was approximately $58,000. The increase is primarily due to an increase in funds invested from the prior corresponding quarter. There were no interest expenses during the three month periods ended June 30, 2006 and June 30, 2005.

Research and development expenses increased to approximately $2,469,000 from $2,269,000 for the three month periods ended June 30, 2006 and June 30, 2005, respectively. Expenses relating to the MMV testing agreement and the UNC subcontract, respectively, decreased from approximately $624,000 and $849,000 in the three month period ended June 30, 2005 to approximately $182,000 and $825,000 in the three month period ended June 30, 2006. Additionally, contract services relating to trials for treatment of pneumocystis pneumonia increased from approximately $385,000 to approximately $1,125,000 in the same periods. Non-cash options expense under research and development increased from approximately $11,000 in the three month period ended June 30, 2005 to approximately $177,000 in the three month period ended June 30, 2006. Adopting SFAS 123(R) accounted for approximately $143,000 of the $177,000 in the three month period ended June 30, 2006. Other research and development expenses decreased approximately $240,000 from the three month period ended June 30, 2005 to the three month period ended June 30, 2006.

General and administrative expenses decreased to approximately $2,220,000 from approximately $2,732,000 during the three month periods ended June 30, 2006, and June 30, 2005, respectively. The decrease was largely due to decreased legal fees, primarily concerning legal proceedings with Neurochem (see Part II, Item
1), which decreased from approximately $1,400,000 in the three month period ended June 30, 2005, to approximately $182,000 in the three month period ended June 30, 2006. Patent fees remained fairly constant over the three month periods ended June 30, 2005 and 2006, with charges of approximately $165,000 and $163,000, respectively. Payroll and related costs also remained relatively constant having decreased from approximately $391,000 in the three month period ended June 30, 2005 to approximately $384,000 in the three month period ended June 30, 2006. Non-cash general and administrative expenses increased from approximately $26,000 in the three month period ended June 30, 2005 to approximately $499,000 in the three month period ended June 30, 2006. Adopting SFAS 123 (R) accounted for approximately $413,000 of the $499,000 in the three month period ended June 30, 2006. Other general and administrative costs increased by approximately $242,000 over the same periods.

Our net loss decreased to approximately $2,597,000 from approximately $3,465,000 during the three month periods ended June 30, 2006 and June 30, 2005, respectively. The decrease was primarily attributable to the decrease in legal costs offset by the adoption of SFAS 123(R).

Liquidity and Capital Resources

As of June 30, 2006, cash and cash equivalents were approximately $11,917,000.

We spent approximately $34,000 on equipment purchases during the three month period ended June 30, 2006, compared to $24,000 for equipment expenditures during the same period in the previous year. No significant purchases of equipment are anticipated by us during the year ending March 31, 2007.

We periodically receive cash from the exercise of common stock options and warrants. During the three month period ended June 30, 2006, we did not receive any proceeds for the exercise of options or warrants. During the three month period ended June 30, 2005, we received approximately $27,000 from the exercise of options. Warrant holders exercised warrants to purchase 1,800 shares of common stock resulting in gross proceeds to us of approximately $12,000.

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through at least August 2007, although there can be no assurance we will not require additional funds.

Through June 30, 2006, we financed our operations with:

     o proceeds from various private placements of debt and equity securities, an initial public offering, and other cash contributed from stockholders, which in the aggregate raised approximately $70,089,000;

     o payments from research agreements, foundation grants and SBIR grants and STTR program grants of approximately $22,706,000; and

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

Our future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), results of pre-clinical testing and human clinical trials, achievement of regulatory milestones, third party collaborators fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the engagement or development of manufacturing capabilities including the build-out of our subsidiary's facility in China, our ability to maintain existing and to establish new collaborative arrangements with others to provide funding to support these activities, and other factors. In any event, we will require substantial additional funds in addition to our existing resources to develop product candidates and to otherwise meet our business objectives.

Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to create joint ventures, obtain additional grants and to develop and enter into research, development and/or commercialization agreements with others. Subject to management's strategic development plan, we are going to continue financing efforts by raising additional capital through equity or debt issuance.

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

     Item 4.   Controls and Procedures.
               ------------------------

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

Changes in Internal Controls

We have not made any material changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                        PART II.      OTHER INFORMATION

     Item 1.   Legal Proceedings.
               ------------------

Immtech International, Inc., et al. v. Neurochem, Inc., et al.

On August 12, 2003, the Company filed a lawsuit against Neurochem, Inc. ("Neurochem") alleging that Neurochem misappropriated the Company's trade secrets by filing a series of patent applications relating to compounds synthesized and developed by the scientific consortium with whom Immtech has an exclusive licensing agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat amyloid diseases. Pursuant to the terms of the agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech's prior written consent, to immediately advise Immtech if any invention was discovered and to cooperate with Immtech and its counsel in filing any patent applications.

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

        Item 1A.      Risk Factors
                      ------------

There are no material changes in risk factors previously disclosed in Item 1A to
Part I of our Form  10-K for the  fiscal  year  ended  March 31,  2006.

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
                ------------------------------------------------------------


Recent Sales of Unregistered Securities.
----------------------------------------

        All such shares of common stock herein described as issuances below were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Restricted Stock

        On May 26, 2006, restricted stock in the amount of 5,000 common shares was issued to Tulane University under the terms of the license agreement for rights to AQ-13. On May 26, 2006 restricted stock in the amount of 5,000 common shares was issued to an individual for services rendered.

Option Exercise

On April 12, 2006, options to purchase 32,263 shares with an exercise price of $0.47 per share were exercised on a cashless basis. Common shares in the amount of 30,349 were issued along with a check for $6 in lieu of fractional shares.

Conversion of Preferred Stock to Common Stock.

During May 2006 certain holders of Series E Convertible Preferred Stock, $0.01 par value ("Series E Stock") converted an aggregate of 46,000 shares of Series E Preferred Stock into an aggregate of 163,847 shares of our common stock.

Preferred Stock Dividend Payment.

On April 15, 2006, we issued 32,964 shares of common stock as payment of a dividend earned on outstanding preferred stock to the holders thereof: holders of Series A Stock earned 5,547 shares of common stock on 58,400 outstanding shares; holders of Series B Stock earned 1,703 shares of common stock on 13,464 outstanding shares; holders of Series C Stock earned 5,761 shares of common stock on 45,536 outstanding shares; holders of Series D Stock earned 11,134 shares of common stock on 117,200 outstanding shares; and holders of Series E Stock earned 8,819 shares of common stock on 156,600 outstanding shares. We also paid holders of our outstanding preferred stock $387 in cash in lieu of fractional shares.

     Item 3.   Defaults Upon Senior Securities.
               --------------------------------

None

     Item 4.   Submission of Matters to a Vote of Security Holders.
               ----------------------------------------------------

None

     Item 5.   Other Information.
               ------------------

None

     Item 6.   Exhibits.
               ---------

Exhibits
--------

                                  Exhibit Index
                                  -------------



        3.1 (5) Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004

        3.2 (6)               Certificate   of  Correction  to   Certificate  of
                              Incorporation dated December 14, 2005.

        3.3 (7)               Certificate   of   Amendment   (Name   Change)  to
                              Certificate of Incorporation dated March 22, 2006.

        3.4 (1)               Certificate   of   Designation    for   Series   A
                              Convertible Preferred Stock Private Placement, dated February 14, 2002

        3.5 (2)               Certificate   of   Designation    for   Series   B
                              Convertible Preferred Stock Private Placement, dated September 25, 2002

        3.6 (3)               Certificate   of   Designation    for   Series   C
                              Convertible Preferred Stock Private Placement, dated June 6, 2003

        3.7 (4)               Certificate   of   Designation    for   Series   D
                              Convertible Preferred Stock Private Placement, dated January 15, 2004

        3.8 (6)               Certificate   of   Designation    for   Series   E
                              Convertible Preferred Stock Private Placement, dated December 13, 2005

        3.9 (7)               Amended  and   Restated   Bylaws  of  the  Company
                              effective as of March 22, 2006.

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by Reference to our Form 8-K (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2002.

(2) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on September 25, 2002.

(3) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 10, 2003.

(4) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on January 21, 2004.

(5) Incorporated by Reference to our Form 10-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 14, 2004.

(6) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 14, 2005.

(7) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on March 23, 2006.

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IMMTECH PHARMACEUTICALS, INC.



Date:  August 9, 2006           By:  /s/ Eric L. Sorkin
                                     ------------------
                                Eric L. Sorkin
                                President and Chief Executive Officer



Date:  August 9, 2006           By:  /s/ Gary C. Parks
                                     -----------------
                                Gary C. Parks
                                Treasurer, Secretary and Chief Financial Officer
                                (Principal Financial and Accounting Officer)