Form 10-Q/A
period 2006-06-30
IMMTECH PHARMACEUTICALS, INC.
filed 2006-08-11
CIK 882509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

Commission file number:  000-25669

IMMTECH PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1523370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North End Avenue, New York, New York 10282
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (847) 573-0033

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2.

Large Accelerated filer	[ ]	Accelerated Filer	[X]	Non-Accelerated Filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.Yes [  ]  No  [X]

As of August 8, 2006, 14,014,356 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Explanatory Note: This Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the Commission on August 9, 2006 (the “Original Filing”), is being filed solely to add Exhibit 10.43, and the required disclosure under Item 5, which was inadvertently omitted. No other information contained in the Original Filing is amended by this Form 10-Q/A.

Table Of Contents

Page(s)

PART II.	OTHER INFORMATION	2
Item 5.	Other Information.	2
Item 6.	Exhibits.	2

- i -

PART II.    OTHER INFORMATION

Item 5.	Other Information.

On May 1, 2006, the Company entered into a Retirement and Consulting Agreement (the “Agreement”) with T. Stephen Thompson, the Company's former chief executive officer. Mr. Thompson has agreed, among other things, to provide consulting services to the Company through March 31, 2007. Mr. Thompson will continue to receive his current base salary and be permitted to participate in his elected benefits through March 31, 2007. The Company also granted Mr. Thompson an option to purchase up to 56,000 shares of common stock, at an exercise price of $7.35 per share for a term of six years. The option will vest if certain milestones are met on or before October 31, 2007. In addition, stock options previously granted to Mr. Thompson under the Company's 2000 Stock Option Plan will continue to vest in accordance with their terms and the term of his outstanding vested options will be extended to their applicable expiration dates. Also, Mr. Thompson was issued 5,000 restricted shares of common stock. The Agreement is attached hereto as Exhibit 10.43.

Item 6.	Exhibits.

Exhibit Index

3.1 (5)	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004
3.2 (6)	Certificate of Correction to Certificate of Incorporation dated December 14, 2005.
3.3 (7)	Certificate of Amendment (Name Change) to Certificate of Incorporation dated March 22, 2006.
3.4 (1)	Certificate of Designation for Series A Convertible Preferred Stock Private Placement, dated February 14, 2002
3.5 (2)	Certificate of Designation for Series B Convertible Preferred Stock Private Placement, dated September 25, 2002
3.6 (3)	Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003
3.7 (4)	Certificate of Designation for Series D Convertible Preferred Stock Private Placement, dated January 15, 2004
3.8 (6)	Certificate of Designation for Series E Convertible Preferred Stock Private Placement, dated December 13, 2005

3.9 (7)	Amended and Restated Bylaws of the Company effective as of March 22, 2006.
10.43	Retirement and Consulting Agreement between the Company and T. Stephen Thompson, dated May 1, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by Reference to our Form 8-K (File No. 000-25669), as filed with the Securities and Exchange Commission on February 14, 2002.
(2)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on September 25, 2002.
(3)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 10, 2003.
(4)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on January 21, 2004.
(5)	Incorporated by Reference to our Form 10-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 14, 2004.
(6)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 14, 2005.
(7)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on March 23, 2006.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMTECH PHARMACEUTICALS, INC.
Date: August 11, 2006	By: /s/ Eric L. Sorkin Eric L. Sorkin President and Chief Executive Officer
Date: August 11, 2006	By: /s/ Gary C. Parks Gary C. Parks Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)