Form 10-Q
period 2006-09-30
IMMTECH PHARMACEUTICALS, INC.
filed 2006-11-09
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006.

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

                        Commission file number: 000-25669

                          IMMTECH PHARMACEUTICALS, INC.
           -----------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                   Delaware                                 39-1523370
-----------------------------------------------    -----------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                        Identification No.)

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

As of November 8, 2006, 14,085,134 shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"), were outstanding.

                                Table Of Contents

                                                                                     Page(s)


PART I     FINANCIAL INFORMATION..........................................................2

Item 1       Condensed Consolidated Financial Statements..................................2
Item 2       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................22
Item 3       Quantitative and Qualitative Disclosures about Market Risk..................26
Item 4       Controls and Procedures.....................................................26


PART II    OTHER INFORMATION.............................................................27

Item 1       Legal Proceedings...........................................................27
Item 1A      Risk Factors................................................................28
Item 2       Unregistered Sales of Equity Securities and Use of Proceeds.................28
Item 3       Defaults Upon Senior Securities.............................................29
Item 4       Submission of Matters to a Vote of Security Holders.........................29
Item 5       Other Information...........................................................29
Item 6       Exhibits....................................................................29

                         PART I. FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements.
                 -------------------------------------------

IMMTECH PHARMACEUTICALS, INC. AND
SUBSIDIARIES
(A Development Stage Enterprise)


CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                                          September 30,       March 31,
ASSETS                                                                        2006              2006

CURRENT ASSETS:
  Cash and cash equivalents                                            $    8,537,550       $   14,137,867
  Restricted funds on deposit                                               4,209,543              530,186
  Other receivables (see Note 5)                                            1,874,454
  Other current assets                                                        301,566              193,059
                                                                       --------------       --------------

           Total current assets                                            14,923,113           14,861,112

PROPERTY AND EQUIPMENT - Net                                                3,518,423            3,555,965

OTHER ASSETS                                                                   66,942              137,341
                                                                       --------------       --------------

TOTAL                                                                  $   18,508,478       $   18,554,418
                                                                       ==============       ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $    1,996,044       $    2,328,965
  Accrued expenses                                                            252,513              226,749

  Deferred revenue                                                          3,611,747              395,779
                                                                       --------------       --------------

           Total current liabilities                                        5,860,304            2,951,493


           Total liabilities                                                5,860,304            2,951,493
                                                                       --------------       --------------


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of September 30, 2006 and
    March 31, 2006.
  Series A convertible preferred stock, par value $0.01 per share, stated value $25 per share, 320,000 shares authorized, 56,000 and 58,400 shares issued and outstanding as of September 30,
    2006 and March 31, 2006, respectively; aggregate liquidation
    preference of $1,438,358 as of September 30, 2006.                      1,438,358            1,499,785


  Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 13,464 shares issued and outstanding as of September 30, 2006 and March
    31, 2006; aggregate liquidation preference of $348,694 as of
    September 30, 2006.                                                       348,694              348,621
  Series C convertible preferred stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of September 30, 2006 and March
    31, 2006; aggregate liquidation preference of $1,180,594 as of
    September 30, 2006.                                                     1,180,594            1,180,345
  Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 117,200 shares issued and outstanding as of September 30, 2006 and March
    31, 2006; aggregate liquidation preference of $3,011,396 as of
    September 30, 2006.                                                     3,011,396            3,010,914
  Series E convertible preferred stock, par value $0.01 per share, stated value $25 per share, 167,000 shares authorized, 110,600 and 156,600 shares issued and outstanding as of September 30,
    2006 and March 31, 2006, respectively; aggregate liquidation
    preference of $2,841,847 as of September 30, 2006.                      2,841,847            3,975,528
  Common stock, par value $0.01 per share, 100,000,000 shares authorized, 14,032,356 and 13,758,506 shares issued and outstanding
    as of September 30, 2006 and March 31, 2006, respectively                 140,324              137,585
  Additional paid-in capital                                               97,026,664           94,292,235
  Deficit accumulated during the developmental stage                      (93,339,693)         (88,842,088)
                                                                       --------------       --------------

           Total stockholders' equity                                      12,648,174           15,602,925
                                                                       --------------       --------------

TOTAL                                                                  $   18,508,478       $   18,554,418
                                                                       ==============       ==============


See notes to condensed consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                      October 15,
                                                                Three Months Ended             Six Months Ended           1984
                                                                   September 30,                 September 30,        (Inception) to
                                                           --------------------------------------------------------   September 30,
                                                               2006            2005           2006           2005         2006
REVENUES                                                   $   491,330     $  879,721    $ 2,432,939   $  2,358,301   $  23,197,679
                                                            -----------    ----------    -----------   ------------   -------------

EXPENSES:

  Research and development                                   1,755,326      2,671,930      4,224,162      4,941,137      55,577,716
  General and administrative                                 2,363,796      3,329,233      4,583,651      6,061,506      59,466,451
  Other (see Note 5)                                        (1,874,454)                   (1,874,454)                    (1,874,454)
  Equity in loss of joint venture                                                                                           135,002
                                                           --------------------------------------------------------         -------



           Total expenses                                    2,244,668      6,001,163      6,933,359     11,002,643     113,304,715
                                                             ---------      ---------      ---------     ----------     -----------


LOSS FROM OPERATIONS                                        (1,753,338)    (5,121,442)    (4,500,420)    (8,644,342)    (90,107,036)
                                                            -----------    -----------    -----------    -----------   ------------

OTHER INCOME (EXPENSE):
  Interest income                                              132,334         42,931        282,695        100,518       1,226,882
  Interest expense                                                                                                       (1,129,502)
  Loss on sales of investment securities - net                                                                               (2,942)
  Cancelled offering costs                                                                                                 (584,707)
  Gain on extinguishment of debt                                                                                          1,427,765
                                                           --------------------------------------------------------         -------


           Other income                                        132,334         42,931        282,695        100,518         937,496
                                                               -------         ------        -------        -------         -------


NET LOSS                                                    (1,621,004)    (5,078,511)    (4,217,725)    (8,543,824)    (89,169,540)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
  PREFERRED STOCK PREMIUM DEEMED DIVIDENDS                    (137,082)      (105,087)      (279,890)      (223,909)     (6,540,062)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
  AMORTIZATION AND DIVIDENDS                                                                                              2,369,899
                                                           --------------------------------------------------------         -------



NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS               $(1,758,086)   $(5,183,598)   $(4,497,615)  $ (8,767,733)  $ (93,339,703)
                                                           ============   ============   ============  =============  ==============

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
    TO COMMON STOCKHOLDERS:
  Net loss                                                 $     (0.12)    $    (0.44)   $     (0.30)  $      (0.74)
  Convertible preferred stock dividends and convertible
    preferred stock premium deemed dividends                     (0.01)         (0.01)         (0.02)         (0.02)
                                                           -----------     ----------    -----------   ------------

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                                   $     (0.13)    $    (0.45)   $     (0.32)  $      (0.76)
                                                           ============    ===========   ===========   ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED NET LOSS PER SHARE                      14,026,413     11,556,816     13,973,658     11,474,311
                                                            ==========     ==========     ==========     ==========


See notes to condensed consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                      October 15,
                                                                Three Months Ended             Six Months Ended           1984
                                                                   September 30,                 September 30,        (Inception) to
                                                           --------------------------------------------------------   September 30,
                                                               2006            2005           2006           2005         2006
OPERATING ACTIVITIES:
  Net loss                                                 $(1,621,004)    $(5,078,511)  $(4,217,725)  $(8,543,824)   $ (89,169,540)

  Adjustments to reconcile net loss to net cash used in operating activities:

   Compensation recorded related to issuance of common
      stock, common stock options and warrants                 557,307          7,571      1,233,387         44,852      28,974,914

    Depreciation and amortization of property and
      equipment                                                 37,951         39,390         77,213         77,712       1,113,633


    Equity in loss of joint venture                                                                                         135,002

    Loss on sales of investment securities - net                                                                              2,942

    Amortization of debt discounts and issuance costs                                                                       134,503

    Gain on extinguishment of debt                                                                                       (1,427,765)

    Changes in assets and liabilities:

      Other current assets (see Note 5)                     (1,781,143)        81,639     (1,982,961)      (241,363)     (2,176,020)

      Other assets                                              70,000            207         70,399            335         (66,942)

      Accounts payable                                        (751,187)     2,495,116       (332,921)     1,679,012       2,323,579

      Accrued expenses                                          18,378       (495,780)        25,764        490,662         915,526

      Deferred revenue                                        (491,329)      (836,206)     3,215,968     (1,314,786)      3,611,747
                                                           -----------     -----------   -----------   -------------  -------------

           Net cash used in operating activities            (3,961,027)    (3,786,574)    (1,910,876)    (7,807,400)    (55,628,421)
                                                           -----------     -----------   -----------   -------------  -------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                            (5,659)       (26,291)       (39,671)       (50,262)     (1,605,126)

  Restricted funds on deposit                                  557,628      1,152,254     (3,679,357)     1,440,168      (4,209,543)


  Advances to joint venture                                                                                                (135,002)

  Proceeds from maturities of investment securities                                                                       1,800,527

  Purchases of investment securities                                 -              -              -              -      (1,803,469)
                                                           -----------     -----------   -----------   -------------  -------------

     Net cash provided by (used in) investing activities       551,969      1,125,963     (3,719,028)     1,389,906      (5,952,613)
                                                           -----------     -----------   -----------   -------------  -------------

FINANCING ACTIVITIES:

  Advances from stockholders and affiliates                                                                                 985,172

  Proceeds from issuance of notes payable                                                                                 2,645,194

  Principal payments on notes payable                                                                                      (218,119)

  Payments for debt issuance costs                                                                                          (53,669)

  Payments for extinguishment of debt                                                                                      (203,450)

  Net proceeds from issuance of redeemable preferred
    stock                                                                                                                 3,330,000

  Net proceeds from issuance of convertible preferred
    stock and warrants                                                                                                   17,085,434

  Payments of convertible preferred stock dividends and
    for fractional shares of common stock resulting from
    the conversions of convertible preferred stock                  (2)           (54)          (407)          (591)         (5,221)

  Net proceeds from issuance of common stock                     30,000        40,871         29,994         80,312      46,307,684

  Additional capital contributed by stockholders                     -              -              -              -         245,559
                                                           -----------     -----------   -----------   -------------  -------------

           Net cash provided by financing activities            29,998         40,817         29,587         79,721      70,118,584
                                                           -----------     -----------   -----------   -------------  -------------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (3,379,060)    (2,619,794)    (5,600,317)    (6,337,773)      8,537,550

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              11,916,610      5,753,715     14,137,867      9,471,694               -
                                                           -----------     -----------   -----------   -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 8,537,550     $3,133,921    $ 8,537,550   $  3,133,921   $   8,537,550
                                                           ===========     ==========    ===========   ============   =============



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

2.    COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Immtech Pharmaceuticals, Inc. (a development stage enterprise), along with its subsidiaries, is a pharmaceutical company working to commercialize oral drugs to treat infectious diseases, and the Company is expanding its targeted markets by applying its proprietary pharmaceutical platform to treat other disorders. Immtech has advanced clinical programs that include new oral treatments for Pneumocystis pneumonia ("PCP"), malaria, and trypanosomiasis ("African Sleeping Sickness"), and a well defined, expanding library of compounds targeting fungal infections, Hepatitis C and other serious diseases. Immtech holds an exclusive worldwide license to certain patents and patent applications related to technology and products derived from a proprietary pharmaceutical platform. The Company has worldwide rights to commercialize and sublicense such patented technology, including a large library of well-defined compounds from which a pipeline of therapeutic products could be developed.

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

      Since inception, the Company has incurred accumulated net losses of approximately $89,170,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's activities will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company's cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

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

      Principles of Consolidation - The condensed consolidated financial statements include the accounts of Immtech Pharmaceuticals, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

      Restricted Funds on Deposit - Restricted funds on deposit consist of cash in two accounts on deposit at a bank which are restricted for use in accordance with (i) a clinical research subcontract agreement with UNC-CH and (ii) a malaria drug development agreement with Medicines for Malaria Venture ("MMV").

      Concentration of Credit Risk - The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to specified limits.

      Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of September 30, 2006 and March 31, 2006, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of September 30, 2006 and March 31, 2006. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guarantees to NextEra.

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

      Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) and diluted net income
      (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three and six month periods ended September 30, 2006 and September 30, 2005, as none of the Company's outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

      Comprehensive Loss - There were no differences between comprehensive loss and net loss for the three and six month periods ended September 30, 2006 and 2005, respectively.

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

      New Accounting Standards - In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us in 2008. The Company is currently assessing the impact of the adoption of this statement.

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

      Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Desigation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $38,358 and $39,785 of accrued preferred stock dividends at September 30, 2006 and March 31, 2006, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain adjustments, as defined in the Series A Certificate of Designation. On April 15, 2006, the Company issued 5,547 shares of common stock and paid $47 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 3,469 shares of common stock and paid $117 in lieu of fractional common shares as dividends on the preferred shares. During the three and six month periods ended September 30, 2006 and 2005 certain preferred stockholders converted 2,400 and 2,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 13,690 and 11,409 shares of common stock, respectively.

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

      Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $12,094 and $12,021 of accrued preferred stock dividends as of September 30, 2006 and March 31, 2006, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain adjustments, as defined in the Series B Certificate of Designation. On April 15, 2006, the Company issued 1,703 shares of common stock and paid $31 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 1,526 shares of common stock and paid $49 in lieu of fractional common shares as dividends on the preferred shares. During the three and six month periods ended September 2006 and 2005, there were no conversions.

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

      The Company may at any time, upon 30 days' notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of common stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series C Convertible Preferred Stock - On June 6, 2003, we filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $42,194 and $41,945 of accrued preferred stock dividends as of September 30, 2006 and March 31, 2006, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain adjustments, as defined in the Series C Certificate of Designation. On April 15, 2006, the Company issued 5,761 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 4,625 shares of common stock and paid $212 in lieu of fractional common shares as dividends on the preferred shares. During the three and six month periods ended September 30, 2006 there were no conversions. During the three month period ended September 30, 2005 certain preferred stockholders converted 4,800 shares of Series C Convertible Preferred Stock, including accrued dividends, for 27,354 shares of common stock. During the six month period ended September 30, 2005 certain preferred stockholders converted 13,916 shares of Series C Convertible Preferred Stock, including accrued dividends, for 78,976 shares of common stock.

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

      Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $81,396 and $80,914 of accrued preferred stock dividends as of September 30, 2006 and March 31, 2006, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain adjustments, as defined in the Series D Certificate of Designation. On April 15, 2006, the Company issued 11,134 shares of common stock and paid $79 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 9,219 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. During the three and six month periods ended September 30, 2006 there were no conversions. During the three and six month periods ended September 30, 2005 certain preferred stockholders converted 43,080 shares of Series D Convertible Preferred Stock, including accrued dividends, for 121,324 shares of common stock, respectively.

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

      The Series D Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other series of preferred stock. Each issued and outstanding share of Series D Convertible Preferred Stock shall be entitled to 2.7778 votes (subject to adjustment) with respect to any and all matters presented to the Company's stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series D Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

      Series E Convertible Preferred Stock -On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $76,847 and $60,528 of accrued preferred stock dividends as of September 30, 2006 and March 31, 2006, respectively. Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $7.04 conversion price (the "Conversion Price E"), subject to certain adjustments, as defined in the Series E Certificate of Designation. On April 15, 2006, the Company issued 8,819 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended September 30, 2006 there were no conversions. During the six month period ended September 30, 2006, certain preferred stockholders converted 46,000 shares of Series E Convertible Preferred Stock, including accrued dividends, for 163,847 shares of common stock.

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

      Common Stock - On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued to Tulane University as part of the Tulane License Agreement granting to us an exclusive license to develop, manufacture and commercialize a group of 4 - aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases. The lead candidate, AQ-13, is targeted as a candidate for treatment and prophylaxis for malaria.

      On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued to T. Stephen Thompson as part of his retirement and consulting agreement dated May 1, 2006.

      Warrants - During the three and six month periods ended September 30, 2006, warrants to purchase 5,000 shares of common stock were exercised, resulting in proceeds to the Company of $30,000. There were no warrants exercised in the three month period ended September 30, 2005. During the six month period ended September 30, 2005, warrants to purchase 1,800 shares of common stock were exercised, resulting in proceeds to the Company of $11,646.

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



      Incentive Stock Programs - At the stockholders' meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. During the three month periods ended September 30, 2006 and 2005, 5,000 and 34,084 options, respectively, previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued. During the six month periods ended September 30, 2006 and 2005, 14,166 and 76,834 options, respectively, previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued. During the three month period ended September 30, 2006, no options were issued. During the three month period ended September 30, 2005, 8,500 options were issued. During the six month periods ended September 30, 2006 and 2005, the Company issued 56,000 and 38,500 options, respectively, to purchase shares of common stock. Additionally, the Company granted 5,000 restricted stock awards during the six month period ended September 30, 2006. As of September 30, 2006, there were a total of 715,249 shares available for grant. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. The options generally vest over periods ranging from 0 to 4 years. During the three month period ended September 30, 2006, 19,342 options were exercised on a cashless basis resulting in 18,000 common shares being issued, while for the three month period ended September 30, 2005, 18,744 options were exercised on a cashless basis resulting in 18,000 common shares being issued and 16,028 options were exercised with an exercise price of $2.55. During the six month period ended September 30, 2006, 51,605 options were exercised on a cashless basis resulting in 48,349 common shares being issued, while for the six month period ended September 30, 2005, 18,744 options were exercised on a cashless basis resulting in 18,000 common shares being issued and 26,928 options were exercised with an exercise price of $2.55.


The following table summarizes information about stock options outstanding as of September 30, 2006 and changes during the six months then ended:


                                      Options Outstanding                             Options Exercisable
                                          Weighted                                           Weighted
                                          Average         Weighted                           Average
                                         Remaining        Average                           Remaining         Weighted
                          Shares        Contractual       Exercise         Shares          Contractual        Average
                          Outstanding    Life-Years        Price         Exercisable        Life-Years     Exercise Price
April 1, 2006              1,554,380        5.75            $9.25         1,115,167           5.75             $9.56
Granted                       56,000                         7.35
Exercised (aggregate
   intrinsic value was
   $342,101 ).......

                            (51,605)                         0.47
Lapsed                      (14,166)                         9.72
                        ------------ ----------------- ---------- ----------------- -------------------- -----------
September 30, 2006         1,544,609        5.94            $9.47         1,192,023           5.83             $9.85
                        ============ ================= ========== ================= ==================== ===========

      The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was approximately $788,000. The total unrecognized compensation cost related to all share-based compensation plans at September 30, 2006 amounted to approximately $1,901,000 and is expected to be recognized over the next twenty one months.

      On April 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") no. 123 (revised 2004), "Share-Based Payment," which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to 2007 are charged to expense under the prior rules, and awards issued after 2006 are charged to expense under the revised rules. Total non-cash compensation expense charged against income in the three and six month periods ended September 30, 2006 for share-based plans totaled approximately $557,000 and $1,162,000, respectively. Through March 31, 2006, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees and directors. The Company used the modified prospective method of adoption. Under this method, prior years' financial results do not include the impact of recording stock options using fair value. Had compensation cost been determined using the fair value-based accounting method in the three and six month periods ended September 30, 2005, pro forma net income and earnings per share ("EPS") amounts would have been as follows:

                                                  Three Months Ended         Six Months Ended
                                                    September 30,             September 30,
                                                 ----------------           -----------------
                                                      2005                        2005

Net loss attributable to common shareholders -
  as reported                                        $(5,183,598)               $ (8,767,733)

Add:  stock-based compensation expense to
  employees and directors included in reported
  net loss                                                     -                           -

Deduct:  total stock-based compensation expense
  determined under fair value method for awards to
  employees and directors                             (1,035,536)                 (2,028,907)
                                                      -----------                 -----------

Net loss attributable to common stockholders -
  pro forma                                          $(6,219,134)              $ (10,796,640)
                                                     =============             ==============

Basic and diluted net loss per share attributable
  to common stockholders - as reported               $     (0.45)              $       (0.76)
                                                     ===========               =============

Basic and diluted net loss per share attributable
  to common stockholders - pro forma                 $     (0.54)              $       (0.94)
                                                     ===========               =============



      The weighted average fair value of an option granted in the six month periods ended September 30, 2006 and 2005 was $7.35 and $11.64, respectively. The fair value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                               Six Months Ended September 30,

                                                        2006    2005

      Risk free interest rate                           4.89%   4.14%
      Average life of options (years)                   6.0     10.0
      Volatility                                        69%     92%
      Dividend yield                                    -0-     -0-



      The average risk-free interest rate is based on the U.S. Treasury security rate in effect over the estimated life of the grant date. The average life of the options is based upon historical data. The Company determined expected volatility in the Black-Scholes model based upon two year historical data at the end of each month for the six months ended September 30, 2005, and implied volatility based upon exchange traded options for the Company's common stock for the six months ended September 30, 2006. Implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility. There is no dividend yield.



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

      The Consortium Agreement provides that the Company is required to pay to UNC-CH on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium's aromatic cation technology platform. Each month on behalf of the inventor scientist or university, as the case may be, UNC-CH submits an invoice to the Company for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date. The Company is also required to make milestone payments in the form of the issuance of 100,000 shares of its common stock to the Consortium when it files its first initial New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") based on Consortium technology. The Company is also required to pay to UNC-CH on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees the Company receives under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, the Company is required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

      Under the License Agreement, the Company must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as the Company chooses to retain the license to such patents.

      During the three and six month periods ended September 30, 2006, the Company expensed approximately $393,000 and $635,000, respectively, of other payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research. For the corresponding periods ended September 30, 2005, the Company expensed approximately $255,000 and $466,000, respectively. Included in accounts payable as of September 30, 2006 and March 31, 2006, were approximately $311,000, and $601,000, respectively, due to UNC-CH and certain other Scientific Consortium universities.

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

      In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000. Grant funds paid in advance of the Company's delivery of services are treated as restricted funds and must be segregated from other funds and used for the purposes specified. In March 2006, the Company amended and restated the clinical research subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment for the Company of approximately $13,601,000 from the Foundation. Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5,649,000 of the five year approximately $13,601,000 contract.

      During the three and six months ended September 30, 2006, approximately $379,000 and $1,208,000 was utilized for clinical and research purposes conducted and expensed, respectively. During the three and six months ended September 30, 2005, approximately $846,000 and $1,698,000 was utilized for clinical and research purposes conducted and expensed, respectively. The Company has recognized revenues of approximately $379,000 and $2,138,000 during the three and six months ended September 30, 2006, respectively. The Company has recognized revenues of approximately $17,000 and $869,000 during the three and six months ended September 30, 2005, respectively. The remaining amount (approximately $3,511,000 as of September 30, 2006) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

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

      The Company  recognized  revenues of  approximately  $112,000 and $294,000 during the three and six month periods ended September 30, 2006, respectively, for expenses incurred related to activities within the scope of the Testing Agreement. For the corresponding periods ended September 30, 2005, the recognized revenues were approximately $819,000 and $869,000, respectively, and expenses were approximately $961,000 and $1,446,000, respectively. At September 30, 2006, the Company has approximately $101,000 recorded as deferred revenue with respect to this agreement.





5.    NEUROCHEM ARBITRATION


      On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Panel found that Neurochem breached the testing agreement and awarded Immtech approximately $1.9 million in damages and attorneys' fees and costs, and (ii) denied all of Neurochem's claims against Immtech. On July 10, 2006, Immtech requested that the Arbitral Panel make certain corrections to the Award. On September 27, 2006, Immtech received an Addendum to the Final Award, which did not alter the substance or amount of the Arbitral Panel's Award. Subsequent to September 30, 2006, Neurochem disbursed funds representing the Final Award by the Arbitral Panel.




                                   * * * * * *

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                 ---------------------------------------------------------------

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

Results of Operations
---------------------

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to September 30, 2006, we incurred cumulative net losses of approximately $89,170,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

      o payments from foundations and other collaborators under arrangements that may be entered into in the future;

      o grants from the United States government and other governments and entities; and

      o     proceeds from the issuance of securities or borrowing of funds.

The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Three Month Period Ended September 30, 2006 Compared with the Three Month Period Ended September 30, 2005.

Revenues under collaborative research and development agreements were approximately $491,000 and $880,000 for the three month periods ended September 30, 2006 and September 30, 2005, respectively. For the three month period ended September 30, 2006, we recognized revenues of approximately $379,000 related to a clinical research subcontract agreement between us and The University of North Carolina at Chapel Hill ("UNC-CH") and approximately $112,000 related to a grant from Medicines for Malaria Venture ("MMV") to fund clinical studies and licensure of DB289 for treatment of malaria which has since lapsed, while for the three month period ended September 30, 2005, revenues recognized of approximately $17,000 related to the abovementioned UNC-CH clinical research subcontract and $819,000 related to the abovementioned MMV grant for treatment of malaria.

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

Interest income for the three month period ended September 30, 2006 was approximately $132,000. Interest income during the three month period ended September 30, 2005 was approximately $43,000. The increase is primarily due to an increase in funds invested from the prior corresponding quarter. There were no interest expenses during the three month periods ended September 30, 2006 and September 30, 2005.

Research and development expenses decreased to approximately $1,755,000 from $2,672,000 for the three month periods ended September 30, 2006 and September 30, 2005, respectively. Expenses relating to the MMV testing agreement and the UNC-CH subcontract, respectively, decreased from approximately $961,000 and $846,000 in the three month period ended September 30, 2005 to approximately $112,000 and $379,000 in the three month period ended September 30, 2006. Additionally, contract services relating to trials for treatment of pneumocystis pneumonia increased from approximately $557,000 to approximately $632,000 in the same periods. Non-cash options expense under research and development increased from approximately $8,000 in the three month period ended September 30, 2005 to approximately $174,000 in the three month period ended September 30, 2006. Adopting SFAS 123(R) accounted for approximately $142,000 of the $174,000 in the three month period ended September 30, 2006. Other research and development expenses increased approximately $158,000 from the three month period ended September 30, 2005 to the three month period ended September 30, 2006.

General and administrative expenses decreased to approximately $2,364,000 from approximately $3,329,000 during the three month periods ended September 30, 2006, and September 30, 2005, respectively. The decrease was largely due to decreased legal fees, primarily concerning legal proceedings with Neurochem (see
Part II, Item 1), which decreased from approximately $1,975,000 in the three month period ended September 30, 2005, to approximately $137,000 in the three month period ended September 30, 2006. Patent fees increased over the three month periods ended September 30, 2005 and 2006, with charges of approximately $138,000 and $343,000, respectively. Payroll and related costs increased slightly from approximately $333,000 in the three month period ended September 30, 2005 to approximately $348,000 in the three month period ended September 30, 2006. Non-cash general and administrative expenses increased from nothing in the three month period ended September 30, 2005 to approximately $383,000 in the three month period ended September 30, 2006. Adopting SFAS 123 (R) accounted for approximately $346,000 of the $383,000 in the three month period ended September 30, 2006. Other general and administrative costs increased by approximately $270,000 over the same periods.

Our net loss decreased to approximately $1,621,000 from approximately $5,079,000 during the three month periods ended September 30, 2006 and September 30, 2005, respectively. The decrease was primarily attributable to the decrease in legal costs and the other receivable (see Note 5) offset by the adoption of SFAS 123(R).

Six Month Period Ended September 30, 2006 Compared with the Six Month Period Ended September 30, 2005.

Revenues under collaborative research and development agreements were approximately $2,433,000 and $2,358,000 for the six month periods ended September 30, 2006 and September 30, 2005, respectively. For the six month period ended September 30, 2006, we recognized revenues of approximately $2,139,000 related to a clinical research subcontract agreement between us and UNC-CH and approximately $294,000 related to a grant from MMV to fund clinical studies and licensure of DB289 for treatment of malaria which has since lapsed, while for the six month period ended September 30, 2005, revenues recognized of approximately $869,000 related to the abovementioned UNC-CH clinical research subcontract and $1,446,000 related to the abovementioned MMV grant for treatment of malaria.

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

Interest income for the six month period ended September 30, 2006 was approximately $283,000. Interest income during the six month period ended September 30, 2005 was approximately $101,000. The increase is primarily due to an increase in funds invested from the prior corresponding six month period. There were no interest expenses during the six month periods ended September 30, 2006 and September 30, 2005.

Research and development expenses decreased to approximately $4,224,000 from $4,941,000 for the six month periods ended September 30, 2006 and September 30, 2005, respectively. Expenses relating to the MMV testing agreement and the UNC-CH subcontract, respectively, decreased from approximately $1,588,000 and $1,698,000 in the six month period ended September 30, 2005 to approximately $294,000 and $1,208,000 in the six month period ended June 30, 2006. Additionally, contract services relating to trials for treatment of pneumocystis pneumonia increased from approximately $942,000 to approximately $1,758,000 in the same periods. Non-cash options expense under research and development increased from approximately $19,000 in the six month period ended September 30, 2005 to approximately $351,000 in the six month period ended September 30, 2006. Adopting SFAS 123(R) accounted for approximately $285,000 of the $351,000 in the six month period ended September 30, 2006. Other research and development expenses decreased approximately $81,000 from the six month period ended September 30, 2005 to the six month period ended September 30, 2006.

General and administrative expenses decreased to approximately $4,584,000 from approximately $6,062,000 during the six month periods ended September 30, 2006, and September 30, 2005, respectively. The decrease was largely due to decreased legal fees, primarily concerning legal proceedings with Neurochem (see Part II, Item 1), which decreased from approximately $3,375,000 in the six month period ended September 30, 2005, to approximately $318,000 in the six month period ended

September 30, 2006. Patent fees increased over the six month periods ended September 30, 2005 and 2006, with charges of approximately $303,000 and $506,000, respectively. Payroll and related costs also remained relatively constant having increased from approximately $724,000 in the six month period ended September 30, 2005 to approximately $731,000 in the six month period ended September 30, 2006. Non-cash general and administrative expenses increased from approximately $26,000 in the six month period ended September 30, 2005 to approximately $882,000 in the three month period ended June 30, 2006. Adopting SFAS 123 (R) accounted for approximately $759,000 of the $882,000 in the six month period ended September 30, 2006. Other general and administrative costs which were primarily commercial development costs increased by approximately $513,000 over the same periods.

Our net loss decreased to approximately $4,218,000 from approximately $8,544,000 during the six month periods ended September 30, 2006 and September 30, 2005, respectively. The decrease was primarily attributable to the decrease in legal costs and the other receivable (see Note 5) offset by the adoption of SFAS 123(R).

Liquidity and Capital Resources

As  of  September  30,  2006,  cash  and  cash  equivalents  were  approximately
$8,538,000.

We spent approximately $6,000 and $40,000, respectively, on equipment purchases during the three and six month periods ended September 30, 2006, compared to $26,000 and $50,000 for equipment expenditures during the same periods in the previous year. No significant purchases of equipment are anticipated by us during the year ending March 31, 2007.

We periodically receive cash from the exercise of common stock options and warrants. During the three month period ended September 30, 2006, we received $30,000 for the exercise of warrants. During the three month period ended September 30, 2005, we received approximately $41,000 from the exercise of options.

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through at least November 2007, although there can be no assurance we will not require additional funds.

Through September 30, 2006, we financed our operations with:

      o proceeds from various private placements of debt and equity securities, an initial public offering, and other cash contributed from stockholders, which in the aggregate raised approximately $70,119,000;

      o payments from research agreements, foundation grants and SBIR grants and STTR program grants of approximately $23,198,000; and

      o     the use of stock, options and warrants in lieu of cash compensation.

Our  cash   resources   have   been   used  to   finance,   develop   and  begin
commercialization of drug product candidates, including sponsored research, conduct of human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to an agreement, dated January 15, 1997, (the "Consortium Agreement"), among us and UNC-CH (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC-CH, are referred to as the "Consortium") and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 ("Consortium License Agreement") with the Consortium, and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

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

Management's plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to create joint ventures, obtain additional grants and to develop and enter into research, development and/or commercialization agreements with others. Subject to management's strategic development plan, we are going to continue our efforts to raise additional capital.

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

Changes in Internal Controls

We have not made any material changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the filing of the complaint, Neurochem had aggressively sought to have an International Chamber of Commerce ("ICC") arbitration panel hear this dispute, as opposed to the federal district court in which the action was originally filed. The Company agreed to have a three member ICC arbitration panel (the "Arbitration Panel") hear and rule on the dispute on the expectation that the Arbitration Panel would reach a more timely and economical resolution. The federal district court litigation, which included UNC and Georgia State University, was stayed pending the Arbitration Panel's award.

On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Panel found that Neurochem breached the testing agreement and awarded Immtech approximately $1.9 million in damages and attorneys' fees and costs, and (ii) denied all of Neurochem's claims against Immtech. On July 10, 2006, Immtech requested that the Arbitral Panel make certain corrections to the Award. On September 27, 2006, Immtech received an Addendum to the Final Award, which did not alter the substance or amount of the Arbitral Panel's Award. Subsequent to September 30, 2006, Neurochem disbursed funds representing the Final Award by the Arbitral Panel.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

In October 2003, Gerhard Von der Ruhr et al (the "Von der Ruhr Plaintiffs") filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors. The Von der Ruhr Plaintiff's complaint alleged that (i) the Company refused to authorize the Company's transfer agent to remove the restrictive legends from the stock certificates of the Von der Ruhr Plaintiffs, (ii) the Company refused to honor the Von der Ruhr Plaintiffs' exercise of certain stock options and (iii) the Company refused to honor an agreement regarding certain technology. The Von der Ruhr Plaintiffs also allege that certain officers and directors interfered with the Von der Ruhr Plaintiffs' contracts with the Company. The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs. In a filing made in late February, 2005, the Von der Ruhr Plaintiffs specified damages of approximately $44.5 million in damages, which includes $42 million related to the alleged technology agreement claim (the "Technology Claim"), which the Company believes is meritless. In 2005, one of the counts in the case was dismissed upon the Company's motion for summary judgment. The Company has filed pre-trial motions regarding the evidence to be introduced at the trial of the remaining counts, including a motion to preclude disclosure of evidence of Von der Ruhr's alleged damages. On September 21, 2006, the Court issued an Order granting the Company's motion to exclude certain evidence relating to damages. The Court's ruling effectively precludes plaintiffs from seeking any monetary damages with respect to the $42 million Technology Claim. At the Court's instruction, on October 16, 2006, defendants filed a Motion to Dismiss, or in the alternative, to Sever the Technology Claim. Plaintiffs have until November 16, 2006 to file a response, and the Company has until December 5, 2006 to file a reply brief.

        Item 1A. Risk Factors
                 ------------

There are no material changes in risk factors previously disclosed in Item 1A to
Part I of our Form  10-K for the  fiscal  year  ended  March 31,  2006.

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
                 -----------------------------------------------------------

Recent Sales of Unregistered Securities.
----------------------------------------

All such shares of common stock herein described as issuances below were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Option Exercise

On July 20, 2006, options to purchase 19,342 shares with an exercise price of $0.47 per share were exercised on a cashless basis. Common shares in the amount of 18,000 were issued.

Warrant Exercise

On July 31, 2006, warrants to purchase 5,000 shares with an exercise price of $6.00 per share were exercised, resulting in proceeds to the Company of $30,000.

Conversion of Preferred Stock to Common Stock.

During July 2006 a holder of Series A Convertible Preferred Stock, $0.01 par value ("Series E Stock") converted an aggregate of 2,400 shares of Series A Preferred Stock into an aggregate of 13,690 shares of our common stock.

Preferred Stock Dividend Payment.

On October 15, 2006, we issued 51,354 shares of common stock as payment of a dividend earned on outstanding preferred stock to the holders thereof: holders of Series A Stock earned 7,929 shares of common stock on 56,000 outstanding shares; holders of Series B Stock earned 2,542 shares of common stock on 13,464 outstanding shares; holders of Series C Stock earned 8,602 shares of common stock on 45,536 outstanding shares; holders of Series D Stock earned 16,611 shares of common stock on 117,200 outstanding shares; and holders of Series E Stock earned 15,670 shares of common stock on 110,600 outstanding shares. We also paid holders of our outstanding preferred stock $367 in cash in lieu of fractional shares.

        Item 3.  Defaults Upon Senior Securities.
                 -------------------------------
None

        Item 4.  Submission of Matters to a Vote of Security Holders.
                 ---------------------------------------------------

None

        Item 5.  Other Information.
                 -----------------

None

        Item 6.  Exhibits.
                 --------

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

         3.6 (3) Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003

         3.7 (4) Certificate of Designation for Series D Convertible Preferred Stock Private Placement, dated January 15, 2004

         3.8 (6) Certificate of Designation for Series E Convertible Preferred Stock Private Placement, dated December 13, 2005

         3.9 (7) Amended and Restated Bylaws of the Company effective as of March 22, 2006.

         10.44 (8)      Form of Incentive Stock Option Agreement

         10.45 (8)      Form of Non-qualified Stock Option Agreement

         31.1           Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         31.2           Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         32.1           Certification  of Chief  Executive  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

         32.2           Certification  of Chief  Financial  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on February 14, 2002.

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

(4) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on January 21, 2004.

(5) Incorporated by Reference to our Form 10-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 14, 2004.

(6) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 14, 2005.

(7) Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on March 23, 2006.

(8) Incorporated by Reference to our Form 8-K (File no. 001-14907) as filed with the Securities Exchange Commission on October 16, 2006.

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          IMMTECH PHARMACEUTICALS, INC.



Date:  November 9, 2006          By:   /s/ Eric L. Sorkin
                                       ------------------
                                       Eric L. Sorkin
                                       President and Chief Executive Officer



Date:  November 9, 2006          By:   /s/ Gary C. Parks
                                       -----------------
                                       Gary C. Parks
                                       Treasurer, Secretary and Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)