Form 10-Q
period 2006-12-31
IMMTECH PHARMACEUTICALS, INC.
filed 2007-02-09
CIK 882509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 1-14907
IMMTECH PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1523370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North End Avenue, New York, New York 10282
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (212) 791-2911

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]   No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated filer	[ ]	Accelerated Filer	[ X ]	Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.        Yes [    ]    No [ X ]

As of February 6, 2007, 14,187,721 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

Table Of Contents

Page(s)

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations.	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	28
Item 4.	Controls and Procedures.	28
PART II.	OTHER INFORMATION	29
Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3.	Defaults Upon Senior Securities.	30
Item 4.	Submission of Matters to a Vote of Security Holders.	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	31

- i -

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements.
IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
ASSETS	2006	2006

CURRENT ASSETS:
Cash and cash equivalents	$7,637,077	$14,137,867
Restricted funds on deposit	3,516,505	530,186
Other current assets	379,820	193,059

Total current assets	11,533,402	14,861,112

PROPERTY AND EQUIPMENT - Net	154,323	171,799

PREPAID RENT	3,327,971	3,384,166

OTHER ASSETS	66,942	137,341

TOTAL	$15,082,638	$18,554,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,683,315	$2,328,965
Accrued expenses	377,026	226,749
Deferred revenue	3,065,576	395,779

Total current liabilities	5,125,917	2,951,493

Total liabilities	5,125,917	2,951,493

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of December 31, 2006 and March 31, 2006.

Series A convertible preferred stock, par value $0.01 per share, stated value $25 per share, 320,000 shares authorized, 56,000 and 58,400 shares issued and outstanding as of December 31, 2006 and March 31, 2006, respectively;

aggregate liquidation preference of $1,417,416 as of December 31, 2006.	1,417,416	1,499,785
Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 13,464 shares issued and outstanding as of December 31, 2006 and March 31, 2006; aggregate liquidation preference of $341,981 as of December 31, 2006.	341,981	348,621
Series C convertible preferred stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of December 31, 2006 and March 31, 2006; aggregate liquidation preference of $1,157,889 as of December 31, 2006.	1,157,889	1,180,345
Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 117,200 shares issued and outstanding as of December 31, 2006 and March 31, 2006; aggregate liquidation preference of $2,967,566 as of December 31, 2006.	2,967,566	3,010,914
Series E convertible preferred stock, par value $0.01 per share, stated value $25 per share, 167,000 shares authorized, 110,200 and 156,600 shares issued and outstanding as of December 31, 2006 and March 31, 2006, respectively; aggregate liquidation preference of $2,790,357 as of December 31, 2006.	2,790,357	3,975,528
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 14,177,870 and 13,758,506 shares issued and outstanding as of December 31, 2006 and March 31, 2006, respectively	141,779	137,585
Additional paid-in capital	98,445,050	94,292,235
Deficit accumulated during the developmental stage	(97,305,317)	(88,842,088)

Total stockholders’ equity	9,956,721	15,602,925

TOTAL	$15,082,638	$18,554,418

See notes to condensed consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,		October 15, 1984 (Inception) to December 31,
	2006	2005	2006	2005	2006

REVENUES	$546,170	$965,355	$2,979,109	$3,323,656	$23,743,849

EXPENSES:
Research and development	1,862,304	2,825,368	6,086,466	7,766,505	57,440,020
General and administrative	2,629,592	2,144,118	7,213,243	8,205,624	62,096,043
Other (see Note 5)			(1,874,454)		(1,874,454)
Equity in loss of joint venture					135,002

Total expenses	4,491,896	4,969,486	11,425,255	15,972,129	117,796,611

LOSS FROM OPERATIONS	(3,945,726)	(4,004,131)	(8,446,146)	(12,648,473)	(94,052,762)

OTHER INCOME (EXPENSE):
Interest income	117,046	20,756	399,741	121,274	1,343,928
Interest expense					(1,129,502)
Loss on sales of investment securities - net					(2,942)
Cancelled offering costs					(584,707)
Gain on extinguishment of debt					1,427,765

Other income	117,046	20,756	399,741	121,274	1,054,542

NET LOSS	(3,828,680)	(3,983,375)	(8,046,405)	(12,527,199)	(92,998,220)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
PREFERRED STOCK PREMIUM DEEMED DIVIDENDS	(136,934)	(108,396)	(416,824)	(332,305)	(6,676,996)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
AMORTIZATION AND DIVIDENDS					2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,965,614)	$(4,091,771)	$(8,463,229)	$(12,859,504)	$(97,305,317)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS:
Net loss	$(0.27)	$(0.34)	$(0.57)	$(1.08)
Convertible preferred stock dividends and convertible
preferred stock premium deemed dividends	(0.01)	(0.01)	(0.03)	(0.03)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$(0.28)	$(0.35)	$(0.60)	$(1.11)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER SHARE	14,108,835	11,690,823	14,040,801	11,546,744

See notes to condensed consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,		October 15, 1984 (Inception) to December 31,
	2006	2005	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(3,828,680)	$(3,983,375)	$(8,046,405)	$(12,527,199)	$(92,998,220)
Adjustments to reconcile net loss to net cash used in
operating activities:
Compensation recorded related to issuance of common stock,
common stock options and warrants	1,137,595	132,604	2,370,982	177,456	30,112,509
Depreciation and amortization of property and equipment	37,861	40,033	115,074	117,745	1,151,494
Equity in loss of joint venture					135,002
Loss on sales of investment securities - net					2,942
Amortization of debt discounts and issuance costs					134,503
Gain on extinguishment of debt					(1,427,765)
Changes in assets and liabilities:
Other current assets (see Note 5)	1,796,200	(124,475)	(186,761)	(365,838)	(379,820)
Other assets		327	70,399	662	(66,942)
Accounts payable	(312,729)	(1,483,541)	(645,650)	195,471	2,010,850
Accrued expenses	124,513	266,716	150,277	757,378	1,040,039
Deferred revenue	(546,171)	647,165	2,669,797	(667,621)	3,065,576

Net cash used in operating activities	(1,591,411)	(4,504,546)	(3,502,287)	(12,311,946)	(57,219,832)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,732)	(3,817)	(41,403)	(54,079)	(1,606,858)
Restricted funds on deposit	693,038	(414,957)	(2,986,319)	1,025,211	(3,516,505)
Advances to joint venture					(135,002)

Proceeds from maturities of investment securities					1,800,527
Purchases of investment securities					(1,803,469)

Net cash provided by (used in) investing activities	691,306	(418,774)	(3,027,722)	971,132	(5,261,307)

FINANCING ACTIVITIES:
Advances from stockholders and affiliates					985,172
Proceeds from issuance of notes payable					2,645,194
Principal payments on notes payable					(218,119)
Payments for debt issuance costs					(53,669)
Payments for extinguishment of debt					(203,450)
Net proceeds from issuance of redeemable preferred stock					3,330,000
Net proceeds from issuance of convertible preferred stock and warrants		3,286,079		3,286,079	17,085,434
Payments of convertible preferred stock dividends and for fractional shares of
common stock resulting from the conversions of convertible preferred stock	(368)	(644)	(775)	(1,235)	(5,589)
Net proceeds from issuance of common stock		429,575	29,994	509,887	46,307,684
Additional capital contributed by stockholders					245,559

Net cash provided by (used in) financing activities	(368)	3,715,010	29,219	3,794,731	70,118,216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(900,473)	(1,208,310)	(6,500,790)	(7,546,083)	7,637,077

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,537,550	3,133,921	14,137,867	9,471,694

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,637,077	$1,925,611	$7,637,077	$1,925,611	$7,637,077

See notes to condensed consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Immtech Pharmaceuticals, Inc. and its subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.	COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Immtech Pharmaceuticals, Inc. (a development stage enterprise) along with its subsidiaries, is a pharmaceutical company working to commercialize oral drugs to treat infectious diseases, and the Company is expanding its targeted markets by applying its proprietary pharmaceutical platform to treat other disorders. Immtech has advanced clinical programs that include new oral treatments for Pneumocystis pneumonia (“PCP”), malaria, and trypanosomiasis (“African sleeping sickness”), and a well-defined, expanding library of compounds targeting fungal infections, Hepatitis C and other serious diseases. Immtech holds an exclusive worldwide license to certain patents and patent applications related to technology and products derived from a proprietary pharmaceutical platform. The Company has worldwide rights to commercialize and sublicense such patented technology, including a large library of well-defined compounds from which a pipeline of therapeutic products could be developed.

The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to the technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill (“UNC-CH”), Georgia State University (“Georgia State”), Duke University (“Duke University”) and Auburn University (“Auburn University”) (collectively, the “Scientific Consortium”). The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and work to commercialize the aromatic cation pharmaceutical technology platform (the Company acquired its rights to the aromatic cation technology platform in 1997 and promptly thereafter commenced development of its current programs). The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) animal and human trials and (iii) manufacture of pharmaceutical drugs.

The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2007, if at all.

Since inception, the Company has incurred accumulated net losses of approximately $92,998,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements. There can be no assurance that the Company’s activities will lead to the development of commercially viable products. The Company’s operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company’s cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

Management believes the Company’s existing unrestricted cash and cash equivalents, and the grants received or awarded and awaiting disbursement of, will be sufficient to meet the Company’s planned expenditures through at least the next twelve months, although there can be no assurance the Company will not require additional funds. Management may seek to satisfy future funding requirements through public or private offerings of securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies or from other sources or by issuance of debt.

The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due, complete the development and commercialization of drug candidates and, ultimately, to generate sufficient revenues for profitable operations. Management’s plans for the forthcoming year, in addition to normal operations, include continuing financing efforts, obtaining additional research grants and entering into research and development agreements with other entities.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of Immtech Pharmaceuticals, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

Restricted Funds on Deposit – Restricted funds on deposit consist of cash in two accounts on deposit at a bank which are restricted for use in accordance with (i) a clinical research subcontract agreement with UNC-CH and (ii) a malaria drug development agreement with Medicines for Malaria Venture (“MMV”).

Concentration of Credit Risk – The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits.

Investment – The Company accounts for its investment in NextEra Therapeutics, Inc. (“NextEra”) on the equity method. As of December 31, 2006 and March 31, 2006, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of December 31, 2006 and March 31, 2006. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guarantees to NextEra.

Property and Equipment – Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the life of the related lease or their useful life.

Prepaid Rent – Prepaid rent relates to land use rights that the Company has recorded at cost and depreciated using the straight line method over the estimated useful life of fifty years.

Long-Lived Assets – The Company periodically evaluates the carrying value of its property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the asset which is measured by the difference between the fair value and the carrying value of the asset.

Revenue Recognition – Grants to perform research are the Company’s primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates. Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant. Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.

Research and Development Costs – Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on the Company’s behalf.

Income Taxes – The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carry-forwards and other deferred income tax assets.

Net Income (Loss) Per Share – Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.” Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three and nine month periods ended December 31, 2006 and December 31, 2005, as none of the Company’s outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

Comprehensive Loss – There were no differences between comprehensive loss and net loss for the three and nine month periods ended December 31, 2006 and 2005, respectively.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

New Accounting Standard – On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. FIN No. 48 is effective for us in fiscal year 2008. The Company is currently assessing the impact of the adoption of this statement.

New Accounting Standard – In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us in fiscal year 2009. The Company is currently assessing the impact of the adoption of this statement.

3.	STOCKHOLDERS’ EQUITY

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

Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $17,416 and $39,785 of accrued preferred stock dividends at December 31, 2006 and March 31, 2006, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price A”), subject to certain adjustments, as defined in the Series A Certificate of Designation. On October 15, 2006, the Company issued 7,929 shares of common stock and paid $83 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2005 the Company issued 4,213 shares of common stock and paid $206 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 5,547 shares of common stock and paid $47 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 3,469 shares of common stock and paid $117 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended December 31, 2006 and 2005, there were no conversions of Series A Convertible Preferred Stock. During the nine month periods ended December 31, 2006 and

2005, certain preferred stockholders converted 2,400 and 2,000 shares, respectively, of Series A Convertible Preferred Stock, including accrued dividends, for 13,690 and 11,409 shares of common stock, respectively.

The Company may at any time require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company’s common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price A, provided that the closing bid price for the Company’s common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price A. The Conversion Price is subject to certain adjustments, as defined in the Series A Certificate of Designation.

The Company may at any time, upon 30 days’ notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of common stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $5,381 and $12,021 of accrued preferred stock dividends as of December 31, 2006 and March 31, 2006, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.00 conversion price (the “Conversion Price B”), subject to certain adjustments, as defined in the Series B Certificate of Designation. On October 15, 2006, the Company issued 2,542 shares of common stock and paid $26 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2005, the Company issued 1,805 shares of common stock and paid $48 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 1,703 shares of common stock and paid $31 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 1,526 shares of common stock and paid $49 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended December 31, 2006, there were no conversions. During the three month period ended December 31, 2005, certain preferred stockholders converted 5,261 shares of Series B Convertible Preferred Stock, including accrued dividends, for 32,997 shares of common stock.

During the nine month period ended December 31, 2006, there were no conversions. During the nine month period ended December 31, 2005, certain preferred stockholders converted 6,461 shares of Series B Convertible Preferred Stock, including accrued dividends, for 40,569 shares of common stock.

The Company may at any time require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company’s common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price B, provided that the closing bid price for the Company’s common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price B. The Conversion Price B is subject to certain adjustments, as defined in the Series B Certificate of Designation.

The Company may at any time, upon 30 days’ notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of common stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series B Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

Series C Convertible Preferred Stock - On June 6, 2003, we filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $19,489 and $41,945 of accrued preferred stock dividends as of December 31, 2006 and March 31, 2006, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price C”), subject to certain adjustments, as defined in the Series C Certificate of Designation. On October 15, 2006, the Company issued 8,602 shares of common stock and paid $62 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2005, the Company issued 4,483 shares of common stock and paid $148 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 5,761 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 4,625 shares of common stock and paid $212 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended December 31, 2006 and 2005, there were no conversions. During the nine month period ended December 31, 2006, there were no conversions. During the nine month period ended December 31, 2005, certain preferred stockholders converted 13,916 shares of Series C Convertible Preferred Stock, including accrued dividends, for 78,976 shares of common stock.

The Company may at any time require that any or all outstanding shares of Series C Convertible Preferred Stock be converted into shares of the Company’s common stock, provided that the shares of common stock into which the Series C Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series C Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price C provided that the closing bid price for the Company’s common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price C. The Conversion Price C is subject to certain adjustments, as defined in the Series C Certificate of Designation.

The Company may at any time, upon 30 days’ notice, redeem any or all outstanding shares of the Series C Convertible Preferred Stock by payment of the Liquidation Price to the holder of such shares, provided that the holder does not convert the Series C Convertible Preferred Stock into shares of common stock during the 30 day period. The Series C Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series C Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series C Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

Series D Convertible Preferred Stock – On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $37,566 and $80,914 of accrued preferred stock dividends as of December 31, 2006 and March 31, 2006, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $9.00 conversion price (the “Conversion Price D”), subject to certain adjustments, as defined in the Series D Certificate of Designation. On October 15, 2006, the Company issued 16,611 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2005, the Company issued 8,472 shares of common stock and paid $235 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 11,134 shares of common stock and paid $79 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2005, the Company issued 9,219 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. During the three and nine month periods ended December 31, 2006, there were no conversions. During the three month period ended December 31, 2005, there were no conversions. During the nine month period ended December 31, 2005, certain preferred stockholders converted

43,080 shares of Series D Convertible Preferred Stock, including accrued dividends, for 121,324 shares of common stock, respectively.

The Company may at any time, require that any or all outstanding shares of Series D Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series D Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series D Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price by the Conversion Price D provided that the closing bid price for the Company’s common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price D. The Conversion Price D is subject to certain adjustments, as defined in the Certificate of Designation.

The Series D Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other series of preferred stock. Each issued and outstanding share of Series D Convertible Preferred Stock shall be entitled to 2.7778 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series D Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

Series E Convertible Preferred Stock – On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $35,357 and $60,528 of accrued preferred stock dividends as of December 31, 2006 and March 31, 2006, respectively. Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $7.04 conversion price (the “Conversion Price E”), subject to certain adjustments, as defined in the Series E Certificate of Designation. On October 15, 2006, the Company issued 15,670 shares of common stock and paid $111 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 8,819 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended December 31, 2006, a preferred shareholder converted 400 shares of Series E Convertible Preferred Stock, including accrued dividends, for 1,424 shares of common stock. During the nine month period ended December 31, 2006, certain preferred stockholders converted 46,400 shares of Series E Convertible Preferred Stock, including accrued dividends, for 165,271 shares of common stock.

The Company may at any time after December 1, 2006, require that any or all outstanding shares of Series E Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series E Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series E Convertible Preferred Stock upon a mandatory conversion by us is determined by (i) dividing the Liquidation Price by the Conversion Price E provided that the closing bid price for the Company’s common stock exceeds $10.56 for 20 out of 30 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price E. The Conversion Price E is subject to certain adjustments, as defined in the Certificate of Designation.

The Series E Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is parri passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series E Convertible Preferred Stock is entitled to 3.5511 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series E Convertible Preferred stockholders and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.

The Company will, on December 13, 2008, at the Company’s election, (i) redeem the Series E Convertible Preferred Stock plus any accrued and unpaid interest for cash, (ii) convert the Series E Convertible Preferred Stock and any accrued and unpaid interest into common stock, or (iii) redeem and convert the Series E Convertible Preferred Stock in any combination of (i) or (ii).

Common Stock – On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued to Tulane University as part of the Tulane License Agreement granting to us an exclusive license to develop, manufacture and commercialize a group of 4 – aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases.

On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued with a grant date value of approximately $36,000 to T. Stephen Thompson as part of his retirement and consulting agreement dated May 1, 2006.

On November 28, 2006, restricted shares in the amount of 80,000 shares of common stock were issued to China Pharmaceutical Investments Limited (“China Pharmaceutical”) as part of the agreement signed August 28, 2006 between Immtech Pharmaceuticals, Inc. and China Pharmaceutical. China Pharmaceutical achieved milestone payments of common stock for identification of a site deemed suitable by the Company for building a pharmaceutical plant and for completing the feasibility study to be submitted to the appropriate governmental agencies.

Warrants – During the three month period ended December 31, 2006, there were no warrants exercised. During the three month period ended December 31, 2005, warrants to purchase 50,000 shares of common stock were exercised, resulting in proceeds to the Company of approximately $405,000. During the nine month periods ended December 31, 2006 and 2005, warrants to purchase 5,000 and 51,800 shares of common stock were exercised, resulting in proceeds to the Company of $30,000 and approximately $417,000, respectively.

In connection with services rendered to us, effective July 13, 2005, the company issued to an investment bank and two of its affiliates, warrants to purchase 100,000 shares of our common stock. The warrants are exercisable at $13.11 per share (the exercise price was set by calculating a 15% premium over the Company’s common stock volume weighted average price for the 10 day period immediately preceding July 12, 2005). The warrants are exercisable beginning on July 13, 2006 through July 12, 2010. The Company may redeem any outstanding warrants, at $0.01 per share underlying each warrant, upon 30 days prior notice if at any time prior to the expiration of the warrant the market closing price of the Company’s common stock meets or exceeds $26.22 for 20 consecutive trading days. The warrant holder may exercise the warrant, pursuant to its terms, during the 30 day notice period.

On November 2, 2005, the Company’s board of directors approved a reduction in the exercise price of 125,000 warrants given to Fulcrum Holdings of Australia from $15.00 to $8.80 while concurrently shortening the expiry date from December 23, 2005 to November 5, 2005. The Company recorded a non-cash charge during the three month period ended December 31, 2005 of $125,000, determined using the Black-Scholes option pricing model. Fulcrum Holdings exercised 35,000 warrants resulting in proceeds to the Company of $308,000. The remaining 90,000 warrants expired.

In connection with the Series E Convertible Preferred Stock offering of December 13, 2005, the Company entered into an Introductory Agreement with Ableguard Investment Limited (“Ableguard”) pursuant to which Ableguard assisted the Company to identify qualified investors. For its services, the Company granted to Ableguard a warrant to purchase 68,000 shares of common stock. The warrant is exercisable during the three-year period commencing on December 13, 2005, at an exercise price of $10.00 per share, subject to adjustment for stock splits, dividends and similar events.

Incentive Stock Programs – At the stockholders’ meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. During the three month period ended December 31, 2006, 89,264 options previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued. During the three month period ended December 31, 2005, no options previously granted under the 2000 Stock Incentive Plan expired. During the nine month periods ended December 31, 2006 and 2005, 103,430 and 76,834 options, respectively, previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued. During the three month period ended December 31, 2006, 365,000 options were issued. During the three month period ended December 31, 2005, 45,000 options were issued. During the nine month periods ended December 31, 2006 and 2005, the Company issued 421,000 and 83,500 options, respectively, to purchase shares of common stock. Additionally, the Company granted 5,000 shares of restricted stock during the nine month period ended December 31, 2006. As of December 31, 2006, there were a total of 439,513 shares available for grant. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. The options generally vest over periods ranging from 0 to 4 years. During the three month period ended December 31, 2006, 29,000 options were exercised on a cashless basis resulting in 12,736 common shares being issued, while for the three month period ended December 31, 2005, 8,000 options were exercised with an exercise price of $2.55 and 8,872 were exercised with an exercise price of $0.46. During the nine month period ended December 31, 2006, 80,605 options were exercised on a cashless basis resulting in 61,085 common shares being issued, while for the nine month period ended December 31, 2005, 18,744 options were exercised on a cashless basis resulting in 18,000 common shares being issued, 34,982 options were exercised with an exercise price of $2.55 and 8,872 were exercised with an exercise price of $0.46.

The following table summarizes information about stock options outstanding as of December 31, 2006 and changes during the nine months then ended:

	Options Outstanding			Options Exercisable
	Shares Outstanding	Weighted Average Remaining Contractual Life- Years	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Remaining Contractual Life- Years	Weighted Average Exercise Price
April 1, 2006	1,554,380	5.75	$9.25	1,115,167	5.75	$9.56
Granted	421,000		5.96
Exercised (aggregate intrinsic value was $449,981 )	(80,605)		2.01
Lapsed	(87,166)		7.54
December 31, 2006	1,807,609	7.13	$8.89	1,248,359	6.26	$9.85

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was approximately $1,715,000 and $2,345,000, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2006 amounted to approximately $2,599,000 and is expected to be recognized over the next twenty one months.

On April 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) no. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to 2007 are charged to expense under the prior rules, and awards issued after 2006 are charged to expense under the revised rules. Total non-cash compensation expense charged against income in the three and nine month periods ended December 31, 2006 for share-based plans totaled approximately $574,000 and $1,735,000, respectively. Through March 31, 2006, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees and directors. The Company used the modified prospective method of adoption. Under this method, prior years’ financial results do not include the impact of recording stock options using fair value. Had compensation cost been determined using the fair value-based accounting method in the three and nine month periods ended December 31, 2005, pro forma net income and earnings per share (“EPS”) amounts would have been as follows:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2005	2005

Net loss attributable to common shareholders -
as reported	$(4,091,771)	$(12,859,504)

Add: stock-based compensation expense to
employees and directors included in reported
net loss	-	-

Deduct: total stock-based compensation expense
determined under fair value method for awards to
employees and directors	(928,850)	(2,957,757)

Net loss attributable to common stockholders -
pro forma	$(5,020,621)	$(15,817,261)

Basic and diluted net loss per share attributable
to common stockholders - as reported	$(0.35)	$(1.11)

Basic and diluted net loss per share attributable
to common stockholders - pro forma	$(0.43)	$(1.37)

The weighted average fair value of an option granted in the nine month periods ended December 31, 2006 and 2005 was $5.96 and $9.75, respectively. The fair value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended December 31,
2006	2005

Risk free interest rate	4.80%	4.36%
Average life of options (years)	9.5	10.0
Volatility	78%	88%
Dividend yield	-0-	-0-

The average risk-free interest rate is based on the U.S. Treasury security rate in effect over the estimated life at the grant date. The average life of the options is based upon historical data. The Company determined expected volatility in the Black-Scholes model based upon two year historical data at the end of each month for the nine months ended December 31, 2005, and implied volatility based upon exchange traded options for the Company’s common stock for the nine months ended December 31, 2006. Implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility. There is no dividend yield.

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

The Company initially acquired its rights to the aromatic cation technology platform developed by a consortium of universities consisting of UNC-CH, Georgia State, Duke University and Auburn University pursuant to an agreement, dated January 15, 1997 (as amended, the “Consortium Agreement”) among the Company, UNC-CH and a third-party (to which each of the other members of the scientific consortium shortly thereafter joined) (the “original licensee”). The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the scientific consortium and previously licensed or optioned to the original licensee and licensed to the Company in accordance with the Consortium Agreement (the “Current Compounds”), and all technology and compounds developed by the scientific consortium after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the scientific consortium (the “Future Compounds” and, collectively with the Current Compounds, the “Compounds”).

The Consortium Agreement contemplated that upon the completion of our initial public offering (“IPO”) of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company, with respect to the Current Compounds, and UNC-CH, (on behalf of the Scientific Consortium), with respect to Current Compounds and Future Compounds, would enter into license agreements for the intellectual property rights relating to the Compounds pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

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

As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a license agreement with the Scientific Consortium (the “License Agreement”) whereby the Company received the exclusive license to commercialize the aromatic cation technology platform and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company’s existing license with the Scientific Consortium with regard to the Current Compounds. Also pursuant to the Consortium Agreement, the original licensee transferred to the Company the worldwide license and exclusive right to commercially use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to the third-party.

The Consortium Agreement provides that the Company is required to pay to UNC-CH on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium’s aromatic cation technology platform. Each month on behalf of the inventor scientist or university, as the case may be, UNC-CH submits an invoice to the Company for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date. The Company is also required to make milestone payments in the form of the issuance of 100,000 shares of its common stock to the Consortium when it files its first initial New Drug Application (“NDA”) or an Abbreviated New Drug Application (“ANDA”) based on Consortium technology. The Company is also required to pay to UNC-CH on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of “current products” and “future products” (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees the Company receives under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, the Company is required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

Under the License Agreement, the Company must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as the Company chooses to retain the license to such patents.

During the three and nine month periods ended December 31, 2006, the Company expensed approximately $150,000 and $786,000, respectively, of other payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research. For the corresponding periods ended December 31, 2005, the Company expensed approximately $253,000 and $718,000, respectively. Included in accounts payable as of December 31, 2006 and March 31, 2006, were approximately $70,000, and $601,000, respectively, due to UNC-CH and certain other Scientific Consortium universities.

In July 2004, the Company was awarded a Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health of $107,000 as a grant to research on “Aromatic Dication Prodrugs for CNS Trypanosomiasis.” No revenues or expenses occurred during the three month period ended December 31, 2005 from this grant. During the nine month period ended December 31, 2005, the Company recognized approximately $44,000 revenues and approximately $44,000 expenses from this grant.

In November 2000, The Bill & Melinda Gates Foundation (“Foundation”) awarded a $15,114,000 grant to UNC-CH to develop new drugs to treat human Trypanosomiasis (African sleeping sickness) and leishmaniasis. On March 29, 2001, UNC-CH entered into a clinical research subcontract agreement with the Company, whereby the Company was to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Foundation award.

In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000. Grant funds paid in advance of the Company’s delivery of services are treated as restricted funds and must be segregated from other funds and used for the purposes specified. In March 2006, the Company amended and restated the clinical research subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment for the Company of approximately $13,601,000 from the Foundation. Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5,649,000 of the five year approximately $13,601,000 contract.

During the three and nine months ended December 31, 2006, approximately $445,000 and $1,653,000 was utilized for clinical and research purposes conducted and expensed, respectively. During the three and nine months ended December 31, 2005, approximately $786,000 and $2,484,000 was utilized for clinical and research purposes conducted and expensed, respectively. The Company has recognized revenues of approximately $445,000 and $2,583,000 during the three and nine months ended December 31, 2006, respectively. The Company has recognized no revenues during the three month period ended December 31, 2005 and approximately $869,000 during the nine month period ended December 31, 2005. The remaining amount (approximately $3,066,000 as of December 31, 2006) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

On November 26, 2003, the Company entered into a testing agreement (“Testing Agreement”) with Medicines for Malaria Venture (“MMV”), a foundation established in Switzerland, and UNC-CH, pursuant to which the Company, with the support of MMV and UNC-CH, conducted a proof of concept study of the dicationic first drug candidate pafuramidine for the treatment of malaria.

Under the terms of the Testing Agreement, MMV committed to pay for human clinical trials and, subject to certain milestones, regulatory preparation and filing costs for the approvals to market pafuramidine to treat malaria. In return for MMV’s funding, the Company is required, when selling malaria drugs derived from this research into “malaria-endemic countries,” as defined, to sell such drugs at affordable prices. An affordable price is defined in the Testing Agreement to mean a price not to be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. There are no price constraints on product sales into non-malaria-endemic countries. The Company must, however, pay to MMV a royalty not to exceed 7% of net sales, as defined, on product sales into non-malaria-endemic countries, until the amount funded under the Testing Agreement and amounts funded under a related discovery agreement between MMV and UNC-CH is refunded to MMV at face value. The company and MMV agreed to terminate the Testing Agreement effective as of February 10, 2006. The Company has received approximately $5,636,000 under this contract.

The Company recognized revenues of approximately $101,000 and $396,000 during the three and nine month periods ended December 31, 2006, respectively, for expenses incurred related to activities within the scope of the Testing Agreement. For the corresponding periods ended December 31, 2005, the recognized revenues were approximately $965,000 and $2,411,000, respectively, and expenses were approximately $823,000 and $2,411,000, respectively. At December 31, 2006, the Company has nothing recorded as deferred revenue with respect to this agreement.

5.	NEUROCHEM ARBITRATION

On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Panel found that Neurochem breached the testing agreement and awarded Immtech approximately $1.9 million in damages and attorneys' fees and costs, and (ii) denied all of Neurochem's claims against Immtech. Subsequently, Neurochem satisfied the Arbitral Panel’s award by rendering payment, and the federal district court litigation was voluntarily withdrawn. There are no more pending claims by the Company against Neurochem.

6.	SUBSEQUENT EVENT

On January 16, 2007, the Company entered into a letter agreement with Ferris, Baker Watts, Incorporated ("FBW") to act as a non-exclusive financial advisor to the Company. In connection with that agreement, the Company issued to FBW warrants to purchase up to 100,000 shares of the Company's common stock for an exercise price equal to $9.18 per share.

On February 7, 2007, the Company entered into a placement agency agreement with FBW and purchase agreements with selected institutional investors in connection with the sale of 1.0 million shares of the Company's common stock at a price of $6.75 per share in a registered direct offering, Net proceeds to the Company following the payment of commissions to FBW and expenses are expected to be approximately $6.1 million. This offering is expected to close on or about February 13, 2007 subject to certain closing conditions.

* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements contained in this quarterly report and in the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words “may”, “intends”, “plans”, “believes”, “anticipates” or “expects” or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this quarterly report, the following: (i) we are in an early stage of product development, (ii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iii) the possibility that we or our collaborators will not successfully develop any marketable products, (iv) the possibility that advances by competitors will cause our product candidates not to be viable, (v) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug product candidates, (vi) risks relating to requirements for approvals by governmental agencies, such as the Food and Drug Administration, before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our product candidates successfully, (vii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (viii) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (ix) the possibility that any products successfully developed by us will not achieve market acceptance and (x) other risks and uncertainties that may not be described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a pharmaceutical company advancing the development and commercialization of oral drugs to treat infectious diseases. We are clinically testing treatments for malaria, Pneumocystis pneumonia, or PCP, and African sleeping sickness, or trypanosomiasis, and are developing treatments for fungal infections, bacterial infections and Hepatitis C. We have a worldwide, exclusive license to commercialize a pharmaceutical platform from which a pipeline of products may be developed to target large, global markets.

Our strategy is to develop oral drugs effective against infectious diseases utilizing a library of well-defined compounds. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the World Health Organization (“WHO”). Relatively few new drugs for treatment of infectious diseases have been brought to market during this period. New antimicrobials are needed to overcome the problems of multi-drug resistance and the increasing number of new pathogens that are causing global health problems.

Since our formation in October 1984, we have engaged in pharmaceutical research and drug development, expanding our scientific capabilities and collaborative network, developing technology licensing agreements and advancing the commercialization of our proprietary technologies, including the development of aromatic cationic compounds commencing in 1998. In addition to our internal resources, we use the expertise and resources of strategic partners and third parties in a number of areas, including (i) discovery research, (ii) pre-clinical and human clinical trials and (iii) manufacture of pharmaceutical drugs.

We currently do not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2007, if at all.

Recent Financing

On February 7, 2007, we entered into a placement agency agreement with Ferris, Baker Watts, Incorporated ("FBW") and purchase agreements with selected institutional investors in connection with the sale of 1.0 million shares of the our common stock at a price of $6.75 per share in a registered direct offering, Net proceeds to us following the payment of commissions to FBW and expenses are expected to be approximately $6.1 million. This offering is expected to close on or about February 13, 2007 subject to certain closing conditions.

Results of Operations

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to December 31, 2006, we incurred cumulative net losses of approximately $92,998,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

•	payments from foundations and other collaborators under arrangements that may be entered into in the future;
•	grants from the United States government and other governments and entities; and
•	proceeds from the issuance of securities or borrowing of funds.

The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Three Month Period Ended December 31, 2006 Compared with the Three Month Period Ended December 31, 2005.

Revenues under collaborative research and development agreements were approximately $546,000 and $965,000 for the three month periods ended December 31, 2006 and December 31, 2005, respectively. For the three month period ended December 31, 2006, we recognized revenues of approximately $445,000 related to a clinical research subcontract agreement between us and The University of North Carolina at Chapel Hill (“UNC-CH”) and approximately $101,000 related to a grant from Medicines for Malaria Venture (“MMV”) to fund clinical studies and licensure of DB289 for treatment of malaria which has since lapsed, while for the three month period ended December 31, 2005, all revenues recognized of approximately $965,000 related to the above-mentioned MMV grant for treatment of malaria.

The clinical research subcontract agreement relates to a grant from The Bill & Melinda Gates Foundation (the “Foundation”) to UNC-CH to develop new drugs to treat trypanosomiasis (African sleeping sickness) and leishmaniasis. MMV also receives funding from the Foundation. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the three month period ended December 31, 2006 was approximately $117,000. Interest income during the three month period ended December 31, 2005 was approximately $21,000. The increase is primarily due to an increase in funds invested from the prior corresponding quarter. There were no interest expenses during the three month periods ended December 31, 2006 and December 31, 2005.

Research and development expenses decreased to approximately $1,862,000 from $2,825,000 for the three month periods ended December 31, 2006 and December 31, 2005, respectively. Expenses relating to the MMV testing agreement and the UNC-CH subcontract, respectively, decreased from approximately $823,000 and $786,000 in the three month period ended December 31, 2005 to approximately $104,000 and $445,000 in the three month period ended December 31, 2006. Additionally, contract services relating to trials for treatment of pneumocystis pneumonia increased from approximately $728,000 to approximately $752,000 in the same periods. Non-cash options expense under research and development increased from approximately $8,000 in the three month period ended December 31, 2005 to approximately $206,000 in the three month period ended December 31, 2006. Adopting SFAS 123(R) accounted for approximately $174,000 of the $206,000 in the three month period ended December 31, 2006. Other research and development expenses decreased approximately $125,000 from the three month period ended December 31, 2005 to the three month period ended December 31, 2006.

General and administrative expenses increased to approximately $2,630,000 from approximately $2,144,000 during the three month periods ended December 31, 2006, and December 31, 2005, respectively. Legal fees decreased from approximately $750,000 in the three month period ended December 31, 2005, to approximately $280,000 in the three month period ended December 31, 2006. Patent fees increased over the three month periods ended December 31, 2005 and 2006, with charges of approximately $67,000 and $105,000, respectively. Payroll and related costs decreased from approximately $362,000 in the three month period ended December 31, 2005 to approximately $302,000 in the three month period ended December 31, 2006. Non-cash general and administrative expenses increased from approximately $125,000 related to stock and warrant issuances in the three month period ended December 31, 2005 to approximately $931,000 in the three month period ended December 31, 2006. Adopting SFAS 123 (R) accounted for approximately $320,000 and issuing 80,000 shares of common stock to China Pharmaceutical Investments Limited (see Part II, Item 2) accounted for approximately $564,000 of the $931,000 non-cash general and administrative expenses in the three month period ended September 30, 2006. Other general and administrative costs increased by approximately $164,000 over the same periods.

Our net loss decreased to approximately $3,829,000 from approximately $3,983,000 during the three month periods ended December 31, 2006 and December 31, 2005, respectively.

Nine Month Period Ended December 31, 2006 Compared with the Nine Month Period Ended December 31, 2005.

Revenues under collaborative research and development agreements were approximately $2,979,000 and $3,324,000 for the nine month periods ended December 31, 2006 and December 31, 2005, respectively. For the nine month period ended December 31, 2006, we recognized revenues of approximately $2,583,000 related to a clinical research subcontract agreement between us and UNC-CH and approximately $396,000 related to a grant from MMV to fund clinical studies and licensure of DB289 for treatment of malaria which has since lapsed, while for the nine month period ended December 31, 2005, revenues recognized of approximately $869,000 related to the above-mentioned UNC-CH clinical research subcontract and $2,411,000 related to the above-mentioned MMV grant for treatment of malaria. Additionally, for the nine month period ended December 31, 2005, there were revenues recognized of approximately $44,000 relating to an SBIR grant.

The clinical research subcontract agreement relates to a grant from the Foundation to UNC-CH to develop new drugs to treat trypanosomiasis (African sleeping sickness) and leishmaniasis. MMV also receives funding from the Foundation. Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Interest income for the nine month period ended December 31, 2006 was approximately $400,000. Interest income during the nine month period ended December 31, 2005 was approximately $121,000. The increase is primarily due to an increase in funds invested from the prior corresponding nine month period. There were no interest expenses during the nine month periods ended December 31, 2006 and December 31, 2005.

Research and development expenses decreased to approximately $6,086,000 from $7,767,000 for the nine month periods ended December 31, 2006 and December 31, 2005, respectively. Expenses relating to the MMV testing agreement and the UNC-CH subcontract, respectively, decreased from approximately $2,403,000 and $2,479,000 in the nine month period ended December 31, 2005 to approximately $399,000 and $1,653,000 in the nine month period ended December 31, 2006. Additionally, contract services relating to trials for treatment of pneumocystis pneumonia increased from approximately $1,670,000 to approximately $2,510,000 in the same periods. Non-cash options expense under research and development increased from approximately $27,000 in the nine month period ended December 31, 2005 to approximately $557,000 in the nine month period ended December 31, 2006. Adopting SFAS 123(R) accounted for approximately $460,000 of the $557,000 in the nine month period ended December 31, 2006. Other research and development expenses decreased approximately $221,000 from the nine month period ended December 31, 2005 to the nine month period ended December 31, 2006.

General and administrative expenses decreased to approximately $7,213,000 from approximately $8,206,000 during the nine month periods ended December 31, 2006, and December 31, 2005, respectively. The decrease was largely due to decreased legal fees, primarily concerning legal proceedings with Neurochem (see Part II, Item 1), which decreased from approximately $4,125,000 in the nine month period ended December 31, 2005, to approximately $598,000 in the nine month period ended December 31, 2006. Patent fees increased over the nine month periods ended December 31, 2005 and 2006, with charges of approximately $370,000 and $611,000, respectively. Payroll and related costs also remained relatively constant having decreased from approximately $1,087,000 in the nine month period ended December 31, 2005 to approximately $1,034,000 in the nine month period ended December 31, 2006. Non-cash general and administrative expenses increased from approximately $151,000 in the nine month period ended December 31, 2005 to approximately $1,814,000 in the nine month period ended December 31, 2006. Adopting SFAS 123 (R) accounted for approximately $1,057,000 and issuing 80,000 shares of common stock to China Pharmaceutical Investments Limited (see Part II, item 2) accounted for approximately $564,000 of the $1,814,000 in the nine month period ended December 31, 2006. Other general and administrative costs which were primarily commercial development costs increased by approximately $710,000 over the same periods.

Our net loss decreased to approximately $8,046,000 from approximately $12,527,000 during the nine month periods ended December 31, 2006 and December 31, 2005, respectively. The decrease was primarily attributable to the decrease in legal costs and the funds received from Neurochem in the arbitration (see Note 5) offset by the adoption of SFAS 123(R).

Liquidity and Capital Resources

As of December 31, 2006, cash and cash equivalents were approximately $7,637,000.

We spent approximately $2,000 and $41,000, respectively, on equipment purchases during the three and nine month periods ended December 31, 2006, compared to approximately $4,000 and $54,000 for equipment expenditures during the same periods in the previous year. No significant purchases of equipment are anticipated by us during the remainder of the year ending March 31, 2007.

We periodically receive cash from the exercise of common stock options and warrants. During the three month period ended December 31, 2006, we did not receive any funds for the exercise of options or warrants. During the three month period ended December 31, 2005, we received approximately $25,000 from the exercise of options and approximately $405,000 from the exercise of warrants.

We believe our existing unrestricted cash and cash equivalents, the grants we have received or have been awarded and are awaiting disbursement of and the proceeds we expect to receive on February 13. 2007 from our recent financing discussed above, will be sufficient to meet our planned expenditures through at least March 2008, although there can be no assurance we will not require additional funds.

Through December 31, 2006, we financed our operations with:

•

proceeds from various private placements of debt and equity securities, an initial public offering, and other cash contributed from stockholders, which in the aggregate raised approximately $70,118,000, net of repayments;

•	payments from research agreements, foundation grants and SBIR grants and Small Business Technology Transfer program grants of approximately $23,744,000; and
•	the use of stock, options and warrants in lieu of cash compensation.

Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conduct of human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to an agreement, dated January 15, 1997, (the “Consortium Agreement”), among us and UNC-CH (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC-CH, are referred to as the “Consortium”) and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 (“Consortium License Agreement”) with the Consortium, and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

Our future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), results of pre-clinical testing and human clinical trials, achievement of regulatory milestones, third party collaborators fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the engagement or development of manufacturing capabilities including the build-out of a facility in China, our ability to maintain existing and to establish new collaborative arrangements with others to provide funding to support these activities, and other factors. In any event, we will require substantial additional funds in addition to our existing resources to develop product candidates and to otherwise meet our business objectives.

Management’s plans for the remainder of the fiscal year, in addition to normal operations, include continuing their efforts to create joint ventures, obtain additional grants and to develop and enter into research, development and/or commercialization agreements with others.

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

Disclosures and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures, which took place as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Controls

We maintain a system of internal controls designed to provide reasonable assurance that: (1) transactions are executed in accordance with management’s general or specific authorization and (2) transactions are recorded as necessary to (a) permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Changes in Internal Controls

We have not made any changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the filing of the complaint, Neurochem had aggressively sought to have an International Chamber of Commerce ("ICC") arbitration panel hear this dispute, as opposed to the federal district court in which the action was originally filed. The Company agreed to have a three member ICC arbitration panel (the "Arbitration Panel") hear and rule on the dispute on the expectation that the Arbitration Panel would reach a more timely and economical resolution. The federal district court litigation, which included UNC and Georgia State University, was stayed pending the Arbitration Panel’s award.

On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Panel found that Neurochem breached the testing agreement and awarded Immtech approximately $1.9 million in damages and attorneys' fees and costs, and (ii) denied all of Neurochem's claims against Immtech. Subsequently, Neurochem satisfied the Arbital Panel’s award by rendering payment, and the federal district court litigation was voluntarily withdrawn. There are no more pending claims by the Company against Neurochem.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

In October 2003, Gerhard Von der Ruhr et al (the "Von der Ruhr Plaintiffs") filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors. The Von der Ruhr Plaintiff's complaint alleged that (i) the Company refused to authorize the Company's transfer agent to remove the restrictive legends from the stock certificates of the Von der Ruhr Plaintiffs, (ii) the Company refused to honor the Von der Ruhr Plaintiffs' exercise of certain stock options and (iii) the Company refused to honor an agreement regarding certain technology. The Von der Ruhr Plaintiffs also allege that certain officers and directors interfered with the Von der Ruhr Plaintiffs' contracts with the Company. The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs. In a filing made in late February, 2005, the Von der Ruhr Plaintiffs specified damages of approximately $44.5 million in damages, which includes $42 million related to the alleged technology agreement claim, which the Company believes is meritless. In 2005, one of the counts in the case was dismissed upon the Company's motion for summary judgment. The Company has filed pre-trial motions regarding the evidence to be introduced at the trial of the remaining counts, including a motion to preclude disclosure of evidence of Von der Ruhr's alleged damages. On September 21, 2006, the Court issued an Order granting the Company’s motion in limine to exclude the testimony of Gerhard Von der Ruhr. At the Court’s instruction, on October 16, 2006, defendants filed a Motion to Dismiss, or in the alternative, to Sever Count V of the Amended Complaint. On February 6, 2007, the Court denied the Company’s motion to dismiss Count V of the Amended Complaint, but granted the Company’s motion to sever. The Court also granted the Company leave to conduct discovery on plaintiff Septech Inc.’s out-of-pocket damages.

Item 1A.	Risk Factors

There are no material changes in risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

All such shares of common stock herein described as issuances below were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Common Stock

On November 28, 2006, restricted shares in the amount of 80,000 shares of common stock were issued to China Pharmaceutical Investments Limited (“China Pharmaceutical”) as part of the agreement signed August 28, 2006 between Immtech and China Pharmaceutical. China Pharmaceutical achieved milestone payments of common stock for identification of a site deemed suitable by the Company for building a pharmaceutical plant and for completing the feasibility study to be submitted to the appropriate governmental agencies.

Option Exercise

On December 15, 2006, options to purchase 29,000 shares with an exercise price of $4.75 per share were exercised on a cashless basis. Common shares in the amount of 12,736 were issued.

Conversion of Preferred Stock to Common Stock.

During October 2006 a holder of Series E Convertible Preferred Stock, $0.01 par value (“Series E Stock”) converted an aggregate of 400 shares of Series E Preferred Stock into an aggregate of 1,424 shares of our common stock.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Index

3.1 (5)	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004
3.2 (6)	Certificate of Correction to Certificate of Incorporation dated December 14, 2005
3.3 (7)	Certificate of Amendment (Name Change) to Certificate of Incorporation dated March 22, 2006.
3.4 (1)	Certificate of Designation for Series A Convertible Preferred Stock Private Placement, dated February 14, 2002
3.5 (2)	Certificate of Designation for Series B Convertible Preferred Stock Private Placement, dated September 25, 2002
3.6 (3)	Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003
3.7 (4)	Certificate of Designation for Series D Convertible Preferred Stock Private Placement, dated January 15, 2004
3.8 (6)	Certificate of Designation for Series E Convertible Preferred Stock Private Placement, dated December 13, 2005
3.9 (7)	Amended and Restated Bylaws of the Company effective as of March 22, 2006
10.44 (8)	Form of Incentive Stock Option Agreement
10.45 (8)	Form of Non-qualified Stock Option Agreement
10.46(9)	Employment Agreement between the Company and Eric L. Sorkin dated December 20, 2006
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

(1)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on February 14, 2002.
(2)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on September 25, 2002.
(3)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 10, 2003.
(4)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on January 21, 2004.
(5)	Incorporated by Reference to our Form 10-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 14, 2004.
(6)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 14, 2005.
(7)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on March 23, 2006.
(8)	Incorporated by Reference to our Form 8-K (File No. 001-14907) as filed with the Securities Exchange Commission on October 16, 2006.
(9)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities Exchange Commission on December 22, 2006.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMTECH PHARMACEUTICALS, INC.
Date: February 9, 2007	By: /s/ Eric L. Sorkin Eric L. Sorkin President and Chief Executive Officer
Date: February 9, 2007	By: /s/ Gary C. Parks Gary C. Parks Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)