Form 10-K
period 2007-03-31
IMMTECH PHARMACEUTICALS, INC.
filed 2007-06-14
CIK 882509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2007.

|__| TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 for the  transition  period  from  [__] to [__].

                        Commission file number 001-14907

                          IMMTECH PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                                     39-1523370
 ------------------------------------------------    ------------------------------------
 (State or Other Jurisdiction of Incorporation or    (I.R.S. Employer Identification No.)
                   Organization)

               One North End Avenue
                New York, New York                                  10282
 ------------------------------------------------    ------------------------------------
     (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:  (847) 573-0033

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                     Common Stock, par value $0.01 per share
                  ---------------------------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                                      None
                  ---------------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes |__| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes |__| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.
Large Accelerated Filer |__|  Accelerated Filer |X|   Non-accelerated Filer |__|

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |__| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $65,867,314.

As of June 9, 2007, the total number of shares of the registrant's common stock outstanding was 15,374,334 shares.

Documents incorporated by reference. None.

                          IMMTECH PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                                            Page

                                     PART I.

ITEM 1.        BUSINESS........................................................1

ITEM 2.        PROPERTIES.....................................................49

ITEM 3.        LEGAL PROCEEDINGS..............................................49

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............50

                                    PART II.

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................51

ITEM 6.        SELECTED FINANCIAL DATA........................................54

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................56

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK....................................................67

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................67

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................67

ITEM 9A        CONTROLS AND PROCEDURES........................................67

ITEM 9B        OTHER INFORMATION..............................................68

                                    PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............69

ITEM 11.       EXECUTIVE COMPENSATION.........................................73

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................85

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................88

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................88

                                    PART IV.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.......................................................89

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words "may," "intends," "plans," "believes," "anticipates" or "expects" or similar words and may include statements concerning our strategies, goals and plans. Forward-looking statements involve a number of significant risks and uncertainties that could cause our actual results or achievements or other events to differ materially from those reflected in such forward-looking statements. Such factors include, among others described in this annual report, the following: (i) we are in an early stage of product development, (ii) the possibility that favorable relationships with collaborators cannot be established or, if established, will be abandoned by the collaborators before completion of product development, (iii) the possibility that we or our collaborators will not successfully develop any marketable products, (iv) the possibility that advances by competitors will cause our drug candidates not to be viable, (v) uncertainties as to the requirement that a drug product be found to be safe and effective after extensive clinical trials and the possibility that the results of such trials, if completed, will not establish the safety or efficacy of our drug candidates, (vi) risks relating to requirements for approvals by governmental agencies, such as the United States Food and Drug Administration (the "FDA"), before products can be marketed and the possibility that such approvals will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to market our drug candidates successfully, (vii) the risk that our patents could be invalidated or narrowed in scope by judicial actions or that our technology could infringe upon the patent or other intellectual property rights of third parties, (viii) the possibility that we will not be able to raise adequate capital to fund our operations through the process of commercializing a successful product or that future financing will be completed on unfavorable terms, (ix) the possibility that any products successfully developed by us will not achieve market acceptance and (x) other risks and uncertainties that may not be described herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I.

                                ITEM 1. BUSINESS

A.      Business Overview

        Immtech Pharmaceuticals, Inc. (the "Registrant") is focused on developing and commercializing drugs for infectious diseases. We target diseases with significant unmet medical needs and well-defined endpoints that can be evaluated in clinical trials of relatively short duration. Our strategy is to develop and commercialize a pipeline of new drugs to treat infectious diseases and other disorders. Infectious diseases in the global population have increased significantly during the past 20 years and, according to the World Health Organization ("WHO"), are the most common cause of death worldwide. Relatively few new drugs for the treatment of infectious diseases have been brought to market during the past two decades. New drugs are needed to overcome the health risks of multi-drug resistant strains and the increasing number of new pathogens that are causing serious illnesses or deaths.

        Our first drug candidate, pafuramidine maleate ("pafuramidine"), is currently in two Phase III clinical trials, and two Phase II clinical trials. One of our Phase III clinical trials is for the treatment of Pneumocystis pneumonia ("PCP") in patients with HIV/AIDS, the other is for the treatment of human African trypanosomiasis ("African sleeping sickness"). Our Phase II clinical trials include a challenge study to assess the efficacy and safety of pafuramidine for malaria prevention (prophylaxis) and a Phase IIb study in malaria treatment.

        Our Phase III clinical trials are based on Proof-of-Concept Phase II clinical trials, which demonstrated pafuramidine's initial tolerability and efficacy to treat PCP and African sleeping sickness. The design and planned analyses for each of our Phase III clinical trials were reviewed and accepted by the FDA under Special Protocol Assessments.

        Pafuramidine has been granted orphan drug status by the FDA for the treatment of PCP.

        Our development program for pafuramidine for treating African sleeping sickness has been designated "fast-track" by the FDA and is sponsored in full through grants from The Bill and Melinda Gates Foundation (the "Foundation") to the scientific consortium of universities, other research groups and scientists with whom we collaborate and from whom we have rights to commercialize technology discovered or developed by them. During the coming year, we plan to initiate a Phase IIIb expanded access clinical trial for African sleeping sickness. This expanded access clinical trial will study the effectiveness of pafuramidine for treatment of African sleeping sickness in the usual care settings in Africa.

        Our current Phase II challenge clinical trial is designed to assess whether pafuramidine prevents malaria infection in the liver, and thus prevents later development of the disease in the bloodstream. In a challenge clinical trial, healthy volunteers are exposed to mosquitoes infected with a well-characterized strain of malaria. The strain of malaria used in this trial can readily be treated with chloroquine. The volunteers are administered pafuramidine or a placebo prior to being exposed to the mosquitoes and monitored for symptoms of malaria (for more details on the challenge clinical trial, see "Pafuramidine for Malaria Prophylaxis" below).

        A new Phase IIb malaria treatment clinical trial is also in progress. The main objective of this study is to determine the optimum dosing regimen (total daily dose, frequency of dosing, and duration of treatment) that can subsequently be studied in a Phase III clinical trial. Subsequent studies with respect to the efficacy of pafuramidine in the prevention and treatment of malaria will be designed by the Company using data from the ongoing Phase II studies.

        We have finalized the chemistry process for the synthesis of pafuramidine and have demonstrated the process at the commercial scale. We have completed the scale-up to commercial production at a contract Good Manufacturing Practices ("GMP") manufacturing plant and the process has been validated. The pafuramidine tablet formulation that is in use in our current two Phase III clinical trials is presently undergoing process optimization and scale up for commercial use.

        In addition to pafuramidine, Immtech has the worldwide exclusive licenses to develop and commercialize an expanding library of compounds, some of which are in early stages of research targeting fungal infections, the Hepatitis C virus ("HCV"), drug resistant Gram positive bacteria and other serious diseases. Our initial in vitro and in vivo assessments have identified several potential lead compound candidates for each of these diseases. We continue to test compounds to identify optimum lead candidates to move into preclinical testing and subsequent human clinical and commercial development.

        Immtech maximizes its research spending by collaborating with its research partners and designing cost effective clinical trials targeting indications amenable to shorter duration treatments with well-defined endpoints. Our first drug candidate, pafuramidine, and several compounds for our discovery programs in fungal diseases, bacterial infections, HCV and mycobacterium tuberculosis ("TB"), were synthesized and initially evaluated by our research partners at The University of North Carolina at Chapel Hill ("UNC-CH") and Georgia State University ("Georgia State"). We have exclusive worldwide licenses to develop and commercialize compounds discovered and patented by scientists at these universities, and we have access to their large library of compounds. We call these scientists, and others from whom we have rights to commercialize technology discovered or developed by them, our consortium scientists. Our license rights include 150 issued domestic U.S. and foreign patents that cover many classes of novel chemical compounds.

        A predecessor of the Registrant was incorporated under the laws of the State of Wisconsin on October 15, 1984, and subsequently merged with and into the Registrant on April 1, 1993. We began the development of drugs to treat infectious disease in 1997. Our executive offices are located at One North End Avenue, New York, New York 10282, telephone number (212) 791-2911 or toll-free
(877) 898-8038. Our common stock (the "Common Stock") is listed on The American Stock Exchange ("AMEX") under the ticker symbol "IMM." Trading on the AMEX commenced on August 11, 2003.

        For the fiscal year ended March 31, 2007, we had revenues of approximately $4.3 million and a net loss of approximately $11.1 million which included non-cash compensation expenses of approximately $3.0 million related to the vesting of Common Stock options and issuance of Common Stock during the year. Our management believes we have sufficient capital for our planned operations through our next fiscal year. The Company is a development stage pharmaceutical company that operates as one segment.

        We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the "SEC"), under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our Internet website, http://www.immtechpharma.com, the annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the

Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Information on our website is not a part of this report.

        When we use the words the "Company" or "Immtech" in this report, we are referring to the Registrant and its subsidiaries. When we use the word "we," "our" or "us," we are referring to the Registrant and its subsidiaries or solely the Registrant as the context requires.

B.      Products and Programs

        We are advancing pafuramidine in two Phase III pivotal clinical trials and two Phase II clinical trials. In addition, a Phase IIIb expanded access clinical trial in African sleeping sickness will be initiated in the coming year to study the use of pafuramidine in the usual care setting. Additional Phase I trials to support the New Drug Application ("NDA") submissions are also planned. We have several other laboratory discovery programs in progress in which we are testing the safety and potential effectiveness of compounds in vitro and in animal models for various indications, including fungal diseases, bacterial infections, HCV and TB.

        1.      Pafuramidine for PCP in HIV/AIDS Patients

        PCP is a fungus that overgrows the air sacs in the lungs of people whose immune systems have been significantly suppressed. PCP can cause life-threatening pneumonia. PCP was previously known as Pneumocystis carinii pneumonia and is now called Pneumocystis jiroveci pneumonia. PCP is one of the
most  common  opportunistic   infections  affecting  HIV/AIDS  patients.   Other
populations susceptible to PCP include patients on chemotherapy, organ transplant recipients, and infants with congenital immunosuppression. According to Frost & Sullivan, in a 2005 report, an estimated 1 million adults and children are afflicted with PCP worldwide, and every year approximately 5 million more need prophylaxis against the infection.

        i.      Pivotal Phase III Clinical Trial

        Our Phase III pivotal clinical trial of pafuramidine to treat PCP in patients with HIV/AIDS is being conducted under an Investigational New Drug ("IND") application filed with the FDA. Our Phase III clinical trial is ongoing in the United States and in five Latin American countries. This is a comparative clinical trial versus the current standard of care, trimethoprim-sulfamethoxazole ("TMP-SMX"). The main objective of this Phase III clinical trial is to determine whether the efficacy of pafuramidine is comparable to the efficacy of TMP-SMX. The study will also compare the safety and tolerability of pafuramidine and TMP-SMX, with the expectation that pafuramidine may be better tolerated.

        Our Phase III pivotal clinical trial protocol to study pafuramidine for treatment of PCP was established under a Special Protocol Assessment filed with the FDA. A Special Protocol Assessment means that the clinical trial's design and analysis plan of the clinical trial has been reviewed and agreed to by the FDA prior to the start of the clinical trial. The clinical trial design is set forth below:



     Clinical Trial                 Trial Design / Phase                        End Points                     Sites/Size
------------------------  -------------------------------------------  ----------------------------------  ------------------
o Pafuramidine            o Phase III pivotal                          o Primary efficacy -                o Argentina,
  for treatment of PCP                                                   Clinical success of pafuramidine    Chile, Colombia,
                          o Randomized and double-blind                  compared to TMP-SMX at              Mexico, Peru,
                                                                         Day 22                              United States

                          o Oral pafuramidine dosed twice              o Safety and tolerability of
                            daily (100 mg)  for 14 days                  pafuramidine compared to          o Approximately
                                                                         TMP-SMX                             270 patients

                          o Compared to TMP-SMX dosed 3                o Improvement in clinical
                            times daily for 21 days                      signs and symptoms

                          o After completion of treatment,
                            all patients are put on TMP-SMX for
                            PCP prophylaxis for another 21 days

        We plan to submit a NDA to the FDA (and similar applications with regulatory agencies in other countries) for approval of pafuramidine to treat PCP in patients with HIV/AIDS. Upon receipt of appropriate regulatory approvals, we plan to sell pafuramidine for the treatment of PCP in the United States, Africa, India and other countries where patients are afflicted with the disease.

        We are also considering additional studies to evaluate pafuramidine as a potential drug for PCP prophylaxis. Patients who have completed treatment for PCP or who have been identified to be at risk for PCP are recommended to receive prophylaxis for as long as they remain at risk for PCP. We are currently conducting a study in animals to assess the efficacy of pafuramidine versus TMP-SMX in preventing PCP. Upon completion of the animal study, we plan to initiate a pilot study of PCP prophylaxis with pafuramidine in patients with HIV. Patients who have completed treatment for PCP in our Phase III clinical trial would be eligible to participate in this study of PCP prophylaxis.

        ii.     Earlier PCP Clinical Trials

        Our Phase III pivotal clinical trial is based on Phase II clinical trial results which we believe demonstrate an acceptable safety profile and efficacy of pafuramidine in treating PCP in HIV/AIDS patients. In 2002, we received approval from the FDA and the Ministry of Health in Peru to commence a pilot Phase II clinical trial of pafuramidine to treat PCP. All clinical patients had AIDS and had failed or were intolerant of standard therapy for PCP prior to enrollment in the trial. Two dosing regimens were studied in this trial. The first 8 patients received 50 mg of pafuramidine twice per day for 21 days and, subsequently, 27 patients received 100 mg of pafuramidine twice per day for 21 days.

        Results of the Phase II clinical trial demonstrated that the clinical signs and symptoms of PCP improved in all patients treated with pafuramidine, and pafuramidine was well tolerated, with no significant adverse events reported other than those determined by the principal investigator to not be related to the administration of pafuramidine. No patient was given further treatment for PCP during the trial, which included a 3 week follow-up period after completing the 21 day pafuramidine treatment. Patients treated with the higher dosage regimen generally showed faster symptom improvement and required a shorter time to achieve a steady state of drug concentration in the blood. Results of this study were presented in abstract form at the European Congress of Clinical Microbiology and Infectious Diseases, Copenhagen, April 2005.

        2.      Pafuramidine for African Sleeping Sickness Treatment

        African sleeping sickness is a parasitic disease that is spread by tsetse flies in sub-Saharan Africa. Doctors Without Borders estimates that the geographical range in sub-Sahara Africa where African sleeping sickness occurs encompasses 36 countries, where more than 60 million people are at risk of contracting the disease. The WHO estimates that there are 50,000 to 70,000 active cases of African sleeping sickness in central Africa. A current WHO survey reports that an "epidemic situation" for African sleeping sickness exists in the sub-Saharan region of Africa which includes the countries of Angola, Sudan, and the Democratic Republic of the Congo ("DRC"). Existing treatments for African sleeping sickness can be highly toxic and cannot be administered orally. African sleeping sickness is fatal if not treated.

        i.      Pivotal Phase III Clinical Trial

        Pafuramidine is currently in a Phase III clinical trial for first stage African sleeping sickness caused by Trypanosoma brucei gambiense, the West African form of sleeping sickness ("West African sleeping sickness"). If regulatory approval is obtained, pafuramidine would be the first oral therapy for this disease. Pafuramidine is expected to be available in a stable and convenient oral formulation that we expect will allow for treatment to reach more patients than can be reached with currently available injectable drugs.

        We are conducting the Phase III clinical trial for the treatment of first stage African sleeping sickness in six clinical sites in DRC, Angola, and Sudan. First stage means the parasite has not reached the patient's central nervous system. We have completed enrollment of 274 patients, including 16 adolescents, 13 pregnant women, and 55 women who were nursing infants; 2 women were both pregnant and nursing infants. Patients in the study were administered a study drug, which was either pafuramidine or pentamidine (a dicationic drug on the market that is the current standard of care for first stage African sleeping sickness). Follow up visits are in progress and patients will be followed until 24 months after their treatment has elapsed. No patient has prematurely discontinued study drug treatment due to an adverse event, and no serious adverse events considered related to the study drug have been reported. Three patients have died during follow up in this trial in the past year; none of these deaths were related to African sleeping sickness or to receiving the study drug. In addition, three serious adverse events of death were observed in children of nursing mothers who are patients in this study (all not related to the study drug): a 29 month old child died 11 months after the mother's last dose of the study drug due to probable measles; a 22 month old child died 11 months after the mother's last dose of the study drug due to severe malnutrition of the marasmus type; and a 3 day old newborn infant died 77 days after the mother's last dose of the study drug due to neonatal sepsis presumably contracted from non-sterile material at the time of birth. Immtech is blinded from information about whether a patient received pafuramidine or pentamidine while the trial is ongoing.

        The independent Data Safety Monitoring Board ("DSMB") has reviewed the safety data from this clinical trial twice during the past year, as specified in the DSMB's charter. The DSMB will also conduct the formal, protocol-specified interim analysis of the efficacy and safety of pafuramidine compared to pentamidine when approximately 125 patients have completed the 12 month follow up visits.

        Our goals for the coming year are to complete the interim analysis, which is planned for the second half of 2007, and to complete 12 month follow up visits of all patients enrolled in the trial by mid-year 2008. A NDA submission to the FDA will then be prepared, assuming that the results of the interim analysis are favorable for the study to continue, the rate of participation in follow up evaluations is adequate to provide the database required to meet the primary endpoint for the study, and the political situation in the countries where the study is hosted allows for continued monitoring of the investigator sites. We believe that this study will provide the adequate efficacy and safety data required to support regulatory approval for the use of pafuramidine to treat first stage African sleeping sickness.

        Our Phase III pivotal clinical trial design was established under a Special Protocol Assessment with the FDA. The FDA has agreed to review our trial data after patient 12 month follow up visits have been completed, and to consider "accelerated approval" at that time. Under the FDA's accelerated approval regulations, the FDA is authorized to approve drugs that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival (see also "Governmental Regulation" below). Final regulatory approval for the indication requires submission of patients' 24 month follow up data as validation of the surrogate endpoint used in the trial (12 month follow up based on clinical and parasitological endpoints). The trial design is set forth below:


     Clinical Trial               Trial Design / Phase                      End Points                       Sites/Size
------------------------  ------------------------------------  ---------------------------------------  -----------------------
o  Pafuramidine           o Phase III pivotal                   o Primary efficacy -                     o Democratic Republic
  for the treatment of                                            Clinical and parasitological             of the Congo,
  first stage African     o Randomized, sponsor blinded           cure (absence of parasite in             Angola and Sudan
  sleeping sickness         to treatment regimen                  blood, lymph nodes and CSF) 12
                                                                  months after treatment                 o Approximately 250
                          o Oral pafuramidine dosed                                                        patients, including
                            twice daily (100 mg) for 10 days    o Secondary - Clinical cure                pregnant women, nursing
                                                                  24 months after treatment                mothers and adolescents
                          o Compared to intramuscular                                                      12 years and older
                            pentamidine dosed once daily for    o Safety and tolerability of
                            7 days                                pafuramidine compared to
                                                                  pentamidine

        Our clinical trials of pafuramidine to treat African sleeping sickness are being conducted under an IND application filed with the FDA. The trials are financially supported by a grant to UNC-CH from the Foundation under a Clinical Research Sub-contract (defined in "Funding for African sleeping sickness
Research and Clinical Trials" below). On April 23, 2004, the FDA granted fast-track drug development designation to use pafuramidine to treat African sleeping sickness.

        We plan to submit a NDA to the FDA (or similar applications with regulatory agencies in foreign countries) for accelerated approval of pafuramidine to treat African sleeping sickness, if we meet the designated end points in our Phase III pivotal clinical trial as outlined above.

Additional studies, including a Phase IV clinical trial, may also be required. (See "Governmental Regulation" in this section below.)

        If our NDA for pafuramidine to treat African sleeping sickness receives approval from the FDA or similar recognized government regulatory agencies in foreign countries (pursuant to accelerated approval or otherwise), we intend to apply to the WHO to have pafuramidine listed as a WHO Recommended Drug, and eventually to be included on their Essential Medicines List. We believe inclusion of pafuramidine as a WHO Recommended Drug will enable us to sell pafuramidine to treat African sleeping sickness, while continuing to perform any required post-approval studies. The WHO generally accepts marketing approvals from regulatory agencies in the United States, European Union and Japan, as well as other countries with established regulatory agencies. In addition to becoming a WHO Recommended Drug, the distribution of pharmaceutical drugs in sub-Saharan Africa requires individual approval from each country where the drugs are sold. We anticipate a six to nine month lead time to manufacture, receive export clearance and deliver our first drug shipment after receipt of a purchase order pursuant to the above plan, although there could be delays that result in longer lead times.

        ii.     Phase IIIb Expanded Access African  Sleeping  Sickness  Clinical
                Trial

        We plan to initiate a Phase IIIb clinical trial for African sleeping sickness trial in approximately 6 countries in sub-Saharan Africa. This study will evaluate the safety, tolerability and effectiveness of pafuramidine in the usual care setting for African sleeping sickness. The study will assessment of the outcomes of treatment in settings where African sleeping sickness is currently treated (national sleeping sickness hospitals and clinics) and also in the public health clinics that do not currently treat African sleeping sickness patients. The study is a key component to the Global Access Plan for making pafuramidine available for distribution and treatment in the specific health centers of countries where African sleeping sickness is endemic. The Global Access Plan and the clinical study plan include strategies for education of health care workers in the diagnosis of African sleeping sickness and treatment with oral pafuramidine. In addition, the study will evaluate the proposed commercial packaging for the drug. Up to 1,000 patients will be treated with pafuramidine. This study would provide continued access to pafuramidine oral treatment for first stage African sleeping sickness until the drug is approved for use and distributed as commercial product in the country(ies) of study. The study will be initiated in the second half of 2007, after the study protocol and informed consent forms have been reviewed and approved by the respective independent Institutional Review Boards and Ethics Committees.



     Clinical Trial               Trial Design / Phase                      End Points                       Sites/Size
------------------------  -------------------------------------  -----------------------------------  ------------------------
o  Pafuramidine           o Phase IIIb                           o Primary efficacy -                 o Democratic
   for the treatment of                                            Clinical cure (absence of            Republic of the Congo,
   first stage African    o Oral pafuramidine dosed                parasite in blood, lymph nodes       Republic of Congo,
   sleeping sickness        twice daily (100 mg) for 10 days       and CSF) 12 months after             Uganda, and others
                                                                   treatment

                          o Drug may be administered in          o Secondary - Clinical cure          o Up to 1000
                            the hospital setting or taken          24 months after treatment;           patients, including
                            under direct supervision in the        compliance with treatment in the     pregnant women, nursing
                            outpatient setting                     outpatient setting; feasibility      mothers and adolescents
                                                                   of treatment in currently            12 years and older
                                                                   existing clinics and with
                                                                   currently available diagnostic
                                                                   tools

                                                                  o Safety and tolerability of
                                                                    pafuramidine


        iii.    Earlier Phase II African Sleeping Sickness Clinical Trials

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

        In April 2003, we commenced the first phase of a multi-phase, multi-site Phase II/III randomized, open-label, clinical trial to treat African sleeping sickness with pafuramidine, initially designed to enroll 350 people. The first part of the study included 81 patients who were randomized to receive either twice daily dosing of 100 mg of pafuramidine for five days or pentamidine intramuscular injections for seven days, the current standard first line therapy for African sleeping sickness. The clinical trial was conducted in two sites, Maluku and Vanga, in the DRC. In February 2004, treatment of the first 81 patients was completed. The results from the initial 81 patients continued to show pafuramidine to be well tolerated with a favorable safety profile. Five patients treated with pafuramidine for 5 days did not clear the parasite from their lymph nodes and received additional treatment. The patients have subsequently completed the 24 month follow-up testing. The cure rate (the patients are alive and have no evidence of parasites from blood, lymph nodes and cerebrospinal fluid ("CSF") surrounding the brain and spinal cord) at the end of the study (24 months after completion of treatment) for pafuramidine administered for 5 days was 85% and the "cure rate" for pentamidine was 98%.

        Based on the data from the 5-day treatment study with pafuramidine, 30 patients were enrolled into the second part of the trial and were administered pafuramidine 100 mg twice daily for 10 days in an open-label design. All 30 patients cleared the African sleeping sickness parasite from blood, lymph nodes and CSF at the end of the treatment period and those returning for testing at the 3-month follow-up, which is the primary endpoint for the trial, remained disease free. No significant adverse events were reported. Based on these results, we began the Phase III clinical trial in July 2005. Subsequently, 3 relapses have been reported, with a current "cure rate" of 90%. During the past year, one of these patients died from second stage African sleeping sickness. This patient initially declined rescue treatment and subsequently failed treatment with melarsoprol after the disease had progressed. All subjects have now completed the 24 month follow up evaluations and collection of the data is currently in progress.

        Results of the Phase II studies were presented in abstract form at the international meeting of Medicine and Health in the Tropics, Marseille, France, in September 2005.

        iv.     Funding for African  Sleeping  Sickness  Research  and  Clinical
                Trials

        Our development of pafuramidine for treating African sleeping sickness has been supported financially by a grant to UNC-CH from the Foundation. To date, the Foundation has granted to UNC-CH approximately $40 million for the development of pafuramidine to treat this disease. This total includes a grant to UNC-CH for $22.6 million in 2006 to complete the Phase III clinical trial and commercial development of pafuramidine to treat African sleeping sickness, initiate a Phase IIIb expanded access clinical trial, develop a pediatric formulation for use by infants and children, and test pafuramidine in a pilot program for the East African form of African sleeping sickness caused by West African sleeping sickness. Pursuant to the Clinical Research Subcontract and Amended and Restated Clinical Research Subcontract (as defined below), Immtech has received approximately $17.3 million of the approximately $40 million granted to UNC-CH by the Foundation. During the past year, epidemiological data have demonstrated that very few infants and children under the age of six years are diagnosed with first stage African sleeping sickness. Thus, the pediatric formulation development is currently on hold. A separate study of children ages 6-12 years, who will be treated with pafuramidine tablets, is in the planning stages.

        In November 2000, the Foundation awarded a $15.1 million grant to a research group led by UNC-CH to develop new drugs to treat African sleeping sickness and leishmaniasis. The research group led by UNC-CH includes Immtech and, in addition to UNC-CH, five other universities and research centers around the world that collectively employ scientists and physicians considered to be the foremost experts in one or both of these diseases.

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

        In June 2003, the Foundation awarded an additional $2.7 million grant to the UNC-CH led research group to (i) expand the Phase IIb trial of pafuramidine to treat African sleeping sickness into the pivotal multi-phase, multi-site Phase II/III randomized clinical trial described below, (ii) implement an improved method of synthesizing pafuramidine to reduce drug manufacturing costs and (iii) improve the formulation of pafuramidine to facilitate increased drug absorption into blood circulation. Under the Clinical Research Subcontract, approximately $1.0 million of the additional grant was paid to us in June 2003 and approximately $1.4 million was paid to us on March 14, 2005 (approximately $1.4 million of the $3.0 million March 14, 2005 payment described below was attributable to our services under the additional grant).

        Effective March 28, 2006, we amended and restated the Clinical Research Subcontract (the "Amended and Restated Clinical Research Subcontract") to continue the ongoing Phase III clinical trial of pafuramidine to treat African sleeping sickness and to prepare the drug for commercialization, conduct an expanded access trial, develop a pediatric formulation for infants and children, and test pafuramidine in a pilot study of the East African form of African sleeping sickness.

        Under the Amended and Restated Clinical Research Subcontract, we received from the UNC-CH led consortium a five year funding commitment of approximately $13.6 million to support the Phase III trial and development of the drug for commercialization, and to conduct the additional research. To date, we have received $5.6 million of the approximately $13.6 million for the first year of funding.

        In the aggregate, we have received the following under the Clinical Research Subcontract: (a) $4.3 million paid to us in fiscal year 2001 to fund Phase II clinical trials to test the safety/tolerability and efficacy of pafuramidine against African sleeping sickness in approximately 30 patients; (b) approximately $1.4 million paid to us in September 2002 upon the successful completion of our Phase IIa clinical trial; (c) approximately $2.0 million paid to us in December 2002 upon the delivery of the final Phase IIa report in respect of the Phase II clinical trial; (d) approximately $1.0 million paid to us in June 2003 relating to the additional grant for improving drug synthesis and formulation; (e) approximately $3.0 million paid to us on March 14, 2005 (a portion of which was from the additional acceleration grant described above) to fund Phase IIb and Phase III clinical trials to test the efficacy and safety/tolerability of pafuramidine against African sleeping sickness in a larger, more diverse group of patients in calendar year 2005; and (f) approximately $5.6 million paid to us in May 2006, with a commitment for an additional approximately $8 million over the next four years to fund completion of the Phase III clinical trial, development of pafuramidine for commercialization and new research activities.

        3.      Pafuramidine for Malaria Prophylaxis (Prevention)

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

        We have initiated a Phase II malaria challenge clinical trial in healthy volunteers. In this study, volunteers are exposed to mosquitoes infected with a well-characterized strain of malaria that is readily treated with chloroquine, as the malaria parasite used in this study is highly sensitive to chloroquine. Nineteen volunteers are participating in this study, which includes a screening period, a dosing period and a period following exposure to the mosquitoes in which subjects are monitored for the development of disease due to malaria. The subjects are randomized to receive one of three treatments prior to mosquito exposure: (a) one pafuramidine 100 mg tablet is administered on Day 8 (8 days before challenge with the malaria-infected mosquitoes), (b) one pafuramidine 100 mg tablet is administered on Day 1 (the day prior to challenge), or (c) a placebo is administered on both days. Clinical trial volunteers are regularly monitored for up to 3 months after the exposure, including assessment of fever or other clinical symptoms of malaria, and also by regular blood sampling to detect the presence of malaria parasites. The volunteers who show any signs or symptoms of malaria are promptly treated with chloroquine and carefully monitored until they are determined to be free of disease. Pafuramidine will be considered an appropriate candidate for additional prophylaxis studies if none of the volunteers in at least one of the pafuramidine treatment groups develops malaria during the study. The results of this study are expected to be available by end of the calendar third quarter 2007.

        If the results of this trial are favorable, Immtech will design Phase III pivotal trials and request an end-of-Phase II meeting with regulators to discuss the registration program for malaria prophylaxis. Alternatively, Immtech may study other prophylaxis regimens in Phase II trials before entering into a Phase III program.

        4.      Pafuramidine for Malaria Treatment

        Malaria is the second most common infectious disease in the world and is a significant threat to over 2.6 billion people exposed to this mosquito-borne disease. Each year an estimated 300 to 500 million new clinical cases of malaria occur globally that result in 1.5 to 2.0 million deaths. The WHO estimates that over a million children infected with malaria die in Africa every year; one child dies every 30 seconds. Many of the available therapies for treating malaria have high failure rates because the parasites that cause malaria have developed resistance to older drugs. Malaria is a significant cause of severe disease and death in infants, small children and pregnant women, and some of the currently used drugs are not recommended for use in these populations. Pafuramidine is in use in our Phase III clinical trial to treat pregnant women and adolescents for African sleeping sickness. Studies of pafuramidine in juvenile rats and reproductive adult rats and rabbits have not identified any risks to these vulnerable populations. We believe pafuramidine will be demonstrated to be a safe and well-tolerated treatment of malaria in pregnant women and infants.

        i.      Phase IIb Trial

        In April 2007, we commenced enrollment in a new Phase IIb clinical trial of pafuramidine in the treatment of uncomplicated malaria. The study is being conducted in Thailand and will include up to 140 patients. The study is a partial factorial design and comprised of 2 stages. The first stage will randomize 60 patients (15 per group) to evaluate the variable components in dosing of pafuramidine tablets, including total daily dose (400 mg vs 600 mg), dosing frequency (once daily vs divided twice daily), and in combination with artesunate (Yes vs No). A full factorial design would test all 8 possible combinations of these 3 factors; the partial factorial design will test 4 of the possible combinations (see Study Design below) and then be evaluated with statistical methods. The Independent Data Monitoring Committee, sponsor and principal investigator will review the results from the first stage and determine which regimens from the possibilities in the full factorial design should be further studied with up to an additional 80 patients in stage 2. The study is designed such that if none of the 3 day regimens is considered acceptable, the stage 2 treatments will be administered for 5 days. All patients in stage 1 will provide blood samples for analysis of concentrations of pafuramidine and DB75, the active drug produced from the prodrug pafuramidine. All patients will be treated and monitored for 28 days, which is the primary endpoint for the study.

        Patients' blood samples will be evaluated for parasites prior to enrollment in the study to establish a baseline and checked at regular times during the therapy, and then periodically until 28 days after commencement of the study. For purposes of this study, patients will be considered "cured" if the malaria parasites were eliminated 7 days after the start of therapy and did not recur within 28 days after the start of treatment.


     Clinical Trial               Trial Design / Phase                      End Points                       Sites/Size
------------------------------------------------------------------------------------------------------------------------------
o Pafuramidine            o Phase IIb                           o Primary efficacy -                 o Single site in
  with or without                                                 Clinical cure (absence of            Thailand
  artesunate for the      o Stage 1: treatment for 3 days         parasite in blood and no
  treatment of                                                    symptoms of disease) 28 days
  uncomplicated             -   Pafuramidine 600 mg QD            post dosing                        o Up to 140
  malaria                                                                                              patients, 60 patients
                            -   Pafuramidine 200 mg BID         o Secondary - Clinical cure            in stage 1; up to 80
                                                                  7 days after dosing                  patients in stage 2
                            -   Pafuramidine 400 mg QD plus
                                artesunate                      o Safety and tolerability of
                                                                  pafuramidine
                            -   Pafuramidine 300 mg BID plus
                                artesunate                      o Pharmacokinetic data of
                                                                  pafuramidine and DB75
                           o Stage 2: treatment for 3 of          concentrations in blood
                             5 days

                             -   Regimens to be determined at
                                 completion of stage 1

        Data from this trial will be used to design the Phase III treatment trial of pafuramidine to support the indication of malaria prophylaxis. In addition, if the data are favorable, we may pursue the indication of malaria treatment, which will require at least 2 pivotal trials with the regiment that would be expected to be registered for this indication.

        ii.     Phase IIb Trial

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

        The patients who participated in the malaria trial were randomly assigned to groups, each of which were treated for 3 days using different dose regimens of pafuramidine; patients received either 200 mg of pafuramidine capsules once per day, either alone or in combination with artesunate, or 100 mg of pafuramidine capsules twice per day. Patients' blood samples were evaluated for parasites prior to enrollment in the study to establish a baseline and checked at regular times during the 3 days of therapy, and then periodically until 28 days after commencement of the study. For purposes of this study, patients were considered "cured" if the malaria parasites were eliminated 7 days after the start of therapy and did not recur within 28 days after the start of treatment. A control group received a standard combination therapy regimen and the results from that group were compared to the patients treated with pafuramidine.

        Study results showed a greater than 90% clearance of the parasite from the blood for patients receiving pafuramidine at 7 days. However, at 28 days, patients receiving pafuramidine had rates of recurrence of disease exceeding that of standard therapy. The study established the minimally effective dose of pafuramidine to be 100 mg BID for 3 days, which yielded a clinical cure rate of 65%. The combination of pafuramidine 200 mg once daily in combination with artesunate was also minimally effective, with a clinical cure rate of 74%. Determining the minimally effective dose is one of the objectives of a Phase IIb study. The study also identified a minimum blood concentration of DB75, the active drug produced from the prodrug pafuramidine, which was associated with 28 day clinical cure in patients achieving that blood concentration. These data are critical for understanding the activity of pafuramidine, and for design of subsequent malaria treatment studies.

        It was found that average and minimum blood concentrations of DB75, the active drug produced from the prodrug pafuramidine, in these patients were lower than previously predicted from studies in healthy adults (see related Phase I study, below). The pharmacokinetics of DB75 in healthy volunteers appears to be different from that of patients with acute malaria. Overall, the Phase IIb study demonstrated that the tested 3 day dosing regimens of pafuramidine alone and in combination with artesunate were not appropriate for treatment of acute uncomplicated malaria.

        iii.    Earlier Malaria Treatment and Supporting Clinical Trials

        In December 2003, we reported results of our Phase IIa malaria trial that was conducted in Thailand. The patients who participated in this malaria trial were treated with 100 mg capsules of pafuramidine twice per day for 5 consecutive days. For purposes of this study, patients were considered to be "cured" if patients remained free of malaria parasites at 28 days after the start of treatment. All patients were monitored for 28 days after the start of treatment to ensure that the malaria parasite had been eliminated.

        Of the 32 patients in the Phase IIa malaria trial, nine were infected with Plasmodium vivax and 23 were infected with Plasmodium falciparum (the most deadly form of malaria contracted by humans). The P. falciparum patients were treated with pafuramidine as a monotherapy (not in combination with any other drugs). Ninety-six percent of patients (22 of 23) treated for P. falciparum were considered to be cured at the end of the study. Blood samples taken from two of the patients prior to 28 days after the start of treatment contained malaria parasites but, after more extensive testing of the genetics of the parasites, an independent third party concluded that one of the two failed patients had cleared the original malaria parasite and had acquired a new malaria infection. The nine P. vivax patients were treated with pafuramidine for five days; eight of them subsequently received oral primaquine (a drug used as standard therapy for P. vivax treatment) and were considered cured at Day 28. One patient experienced a relapse of P. vivax prior to receiving the scheduled primaquine treatment and was given alternative therapy with a successful outcome. Pafuramidine was well tolerated with no significant adverse side-effects reported. The results of this study have been published in the Journal of Infectious Diseases, 2005; Vol. 192: pp. 319-22.

        A related Phase I study conducted in late 2004 in Paris, France evaluated the potential for dosing of pafuramidine for three days. The pharmacokinetics of pafuramidine in different dosing regimens was evaluated in 54 healthy volunteers (pharmacokinetics is the study of the uptake, distribution and rate of movement of a drug in the body from the time it is absorbed until it is eliminated). We enrolled people from African, Asian and Caucasian populations to evaluate the differences between once per day and twice per day dosing, with doses ranging from 200 mg to 600 mg per day for three days. The data from this trial indicated that pafuramidine dosed at 200 mg once per day reached blood levels that were expected to have a therapeutic effect in treating malaria in three days. This shortened treatment period (3 days vs 5 days) and once daily dosing was expected to increase compliance with a prescribed treatment regimen by malaria patients. However, as noted above, the results in healthy volunteers did not accurately predict the pharmacokinetics of pafuramidine or DB75, the active drug, in patients with acute malaria.

        iv.     Funding for Malaria Research and Clinical Trials

        On November 26, 2003, we entered into a testing agreement (the "MMV Testing Agreement") with the Medicines For Malaria Venture ("MMV"), a foundation established in Switzerland, and UNC-CH, pursuant to which we, with the support of MMV and UNC-CH, began studying pafuramidine as a treatment for malaria. The Phase I study, Phase IIa study, and Phase IIb study referenced above were sponsored in full by MMV. Additional support was also received for pharmaceutical drug development and animal toxicology studies. In the twelve month period ended March 31, 2006, we received approximately $2.6 million from MMV. The 3 day therapy cure rates in the first Phase IIb study did not meet the MMV product target profile, and MMV funding for pafuramidine for malaria treatment was discontinued.

        5.      AQ13 Product for Malaria Treatment

        In February 2006, Tulane University granted to us an exclusive license to develop, manufacture and commercialize a group of 4-aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases (the "Tulane License Agreement"). These compounds have similar chemical structure and mechanisms of action to chloroquine, which was the mainstay of malaria treatment for the later half of the twentieth century. The project has been put on hold because the documents requested from Tulane University to continue with the FDA were not provided.

        6.      Drug Discovery and Development Programs

        i.      Antifungal Program

        We have identified several aromatic cationic compounds with the potential to treat both Candida and Aspergillus infections, which account for a significant percentage of morbidity and mortality in hospitalized patients. In vitro studies conducted by our consortium scientists and an independent laboratory have identified several compounds that display broad based antifungal activity against Candida, Aspergillus and Cryptococcus fungi. From these studies, we have identified a lead group of compounds that display significant in vitro activity against both drug-sensitive and drug-resistant strains of fungi. We are currently optimizing the lead compounds and are testing them in in vivo models of pharmacokinetics, efficacy, and safety. Predefined development criteria will be used to select one or more of the new analogues to advance as pre-clinical development candidates.

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

        ii.     Hepatitis C

        According to a December 2005 Decision Resources, Inc. report, the number of prevalent cases of HCV in the major markets exceeded 11 million in 2004. The HCV drug market, approximately $3 billion in 2005, is projected to grow to $9 billion in 2012 and over $10 billion annually by 2014. Growth in use of HCV therapies also will come from increasing numbers of patients whose disease do not respond to initial treatments, and are being retreated with second courses of standard and/or other new therapies.

        We base our research activities in HCV upon published findings that show compounds active in an HCV-related animal virus, bovine viral diarrhea virus ("BVDV"), may have similar activity against HCV. We have tested several classes of compounds against the BVDV virus in vitro, and several compounds exhibited potent inhibitory effects on the BVDV viral life cycle. We have identified a class of compounds that prevents BVDV infection at very low concentrations in cell culture, and have evaluated these compounds in in vitro cell culture assays of HCV infection. Certain classes of compounds exhibit potent cross-reactivity in this assay and preliminary time of addition studies point to the compounds having an effect on early events in the virus life-cycle. This important proof-of-concept is being followed up by new medicinal chemistry efforts to further optimize the pharmacokinetics, safety and pharmacological activity characteristics of the lead compound series. The potential novel mechanism of action suggests a compound from this class could have synergies with other existing and developing anti-HCV compounds.

        iii.    Tuberculosis Program

        TB is the world's number one killer among infectious diseases, causing over two million deaths per year, according to the WHO and the United States Center for Disease Control and Prevention (the "CDC"). TB is a difficult infection to treat because the bacteria that cause the disease can "hide" inside white blood cells where they avoid the immune system and are less susceptible to antibiotic drugs. The CDC reports that about two billion people, or one-third of the world's population, are infected with TB, including 10 to 15 million people in the United States. The disease is spreading rapidly in developing countries in Asia, Africa, South America and Eastern Europe, and is becoming increasingly problematic in developed countries. Japan has declared TB its most threatening disease, and the United States has reported an alarming increase in multi-drug resistant ("MDR") TB cases. The combination of the rapid spread of TB and increasing cases of MDR strains of the TB organism make this infectious disease a major health threat throughout the world.

        In collaboration with the National Institutes of Health (the "NIH") and Dr. Scott G. Franzblau of the University of Illinois at Chicago ("UIC"), we have screened over 800 of our dication compounds for potential drug candidates to treat TB. Of the 50 compounds showing favorable activity, 5 compounds showed in vitro activity comparable or superior in performance to drugs currently available to treat TB. Based on results from in vitro and in vivo testing, we are making progress with the most active group of compounds and are optimizing the chemical structures to enhance the pharmaceutical properties in preparation for upcoming in vivo tests of antibacterial activity and safety. Selection of development candidates will follow successful testing of the new analogues against predefined criteria.

        iv.     Antibacterial Program

        We have recently identified a unique class of compounds within our proprietary library that demonstrate significant activity in inhibiting the growth of antibiotic-susceptible and antibiotic-resistant, Gram positive pathogens, frequently referred to as "superbugs." The underserved need for new antibiotics to combat superbugs represents a significant potential future opportunity for us and these compounds will serve as a starting point for the discovery and development of a potential new clinical candidate.

        In 2004, the global antibacterial market was valued at approximately $24 billion. Following the introduction of virtually every class of antibiotics in the past 50 years, resistance has emerged that limits or is threatening to limit their efficacy. Drug resistance has and will continue to be an incessant source of medical need. Novel classes of antibacterials are needed to combat MDR infections and expand physician treatment options. Rapid uptake of products focused on drug-resistant infections has been driven by the increasing numbers of immunocompromised patients in hospitals.

        Several of our compounds show potent, submicrogram/mL activity against a panel of methicillin-resistant staph (methicilln-resistant Staphylococcus aureus, "MRSA"), methicillin-sensitive staph ("MSSA"), and vancomycin-resistant enterococcus ("VRE"). Selected compounds are being tested in in vivo models of efficacy. The first compound to be tested demonstrated potent activity against a MSSA infection in a neutropenic mouse thigh infection model. Medicinal chemistry lead optimization is in progress to improve the pharmacokinetics, safety and efficacy profile.

        MRSA is a type of bacteria that is resistant to certain antibiotics including methicillin, oxacillin, penicillin and amoxicillin. Healthcare-associated MRSA and VRE occurs most frequently among persons in hospitals and healthcare facilities who have weakened immune systems. MRSA is a major cause of hospital-acquired infections that are becoming increasingly difficult to combat because of emerging resistance to all current antibiotic classes and its appearance as an outpatient infection in individuals with normal immune systems. According to a May 2006 Espicom Business Intelligence report, the market for anti-MRSA antibiotics is expected to reach $2 billion by 2006.

        v.      Other Programs and Trials

        We have data related to two other indications - neurological disorders and diabetes - that indicates to us that compounds from our library could be appropriate and promising for treating these disorders. In addition, research indicates that our aromatic cationic compounds may be useful as small molecule drugs that can potentially selectively control gene expression.

C.      Technology

        1.      Aromatic Cationic Compounds

        The pharmaceutical compounds made by the scientists at our consortium universities UNC-CH and Georgia State generally fall under the broad class of "aromatic cationic" compounds. Aromatic cations are molecules that have at least one positively charged end and at least one benzene ring in their structure. The cationic species in our library are largely comprised of amidines, substituted amidines, amidine bioisosteres and prodrugs. Many of the active compounds in our library are aromatic dications. Our library of compounds also includes a subclass of aromatic compounds containing a single positive charge (monocations).

        One mechanism of action of many of our aromatic cationic compounds involves binding to segments of deoxyribonucleic acid ("DNA"). Some aromatic cation drugs bind in the minor groove of DNA and in so doing, interfere with the activity of enzymes needed for microbial and cell growth. The composition of the dications, with positive charges on the ends and linkers of different length, shape, flexibility and curvature, allows binding to specific sites of the DNA or other receptors, interfering with key biochemical processes fundamental to microbe growth and development.

        Scientists at UNC-CH and Georgia State used pentamidine as a template to design aromatic compounds that have significant advantages over pentamidine. While pentamidine has broad based activity against many diseases including fungal infections and cancer, it can only be administered intravenously, by intramuscular injection, or via inhalation, and is therefore costly and difficult to administer outside of a hospital setting. In addition, pentamidine has many adverse effects and due to its narrow margin of safety, it needs to be administered by a person trained in the use and administration of this drug.

        Consortium scientists have developed a large and growing library of compounds based on decades of work on aromatic compounds. Several compounds have been tested in a wide variety of assays and animal models for activity against various diseases. These compounds and their methods of use and manufacture are the subject of over 150 patents that have issued to date to our partner universities, patents to which we have exclusive, worldwide licenses (see "Collaborations" section below).

        2.      Prodrug Formulations

        One of the many significant accomplishments of our research and development program was the discovery of technology to make aromatic cationic drugs orally deliverable. This proprietary technology temporarily masks the positive charges of the aromatic amidine, enabling it to effectively move across intestinal barriers into blood circulation. Once the prodrug is in the circulation, the masking functional groups are removed enzymatically thereby releasing the active drug. Until now, the inability to deliver active compounds across the digestive membrane into the bloodstream (and through the blood-brain barrier, if so desired) had reduced the attractiveness of aromatic amidines as effective drug treatments. The scientists at our consortium universities have developed and patented prodrugs and the synthesis methods to make these compounds allowing for oral administration. Pafuramidine is the first of this group of compounds to be studied in Phase II and III clinical trials. Pafuramidine is metabolized to DB75 in the body, which is the active form of the drug.

D.      Collaborations

        1.      Scientific Consortium at UNC-CH, Georgia State, Duke, and Auburn

        On January 15, 1997, we entered into a consortium agreement with UNC-CH and a third party ("Consortium Agreement") (to which each of Georgia State, Duke University and Auburn University shortly thereafter joined (collectively with UNC-CH, the "Scientific Consortium"). The Consortium Agreement provided that aromatic cations developed by the scientific consortium members were to be exclusively licensed to us for global commercialization. As contemplated by the Consortium Agreement, on January 28, 2002 we entered into a license agreement with the consortium whereby we received the exclusive license to commercialize all future technology and compounds ("future compounds") developed or invented by one or more of the consortium scientists after January 15, 1997 (the "License Agreement"), and which also incorporated into such License Agreement our license with the consortium with regard to compounds developed on or prior to January 15, 1997 (defined in the Consortium Agreement as "current compounds"). That License Agreement was amended and restated effective as of March 24, 2006 (the "Amended and Restated License Agreement").

        Pursuant to the Consortium Agreement, the worldwide license and exclusive right to commercialize (together with related technology and patents), use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the consortium on or prior to January 15, 1997 (current compounds), was transferred to us by the third party. The January 28, 2002, License
Agreement granted to us a similar worldwide license and exclusive right to commercialize discoveries covering products based on aromatic cationic technology developed by the consortium after January 15, 1997 (defined in the License Agreement as "future compounds") and incorporated the worldwide license and exclusive right to commercialize discoveries assigned to us by the Consortium Agreement. The key modifications included in the Amended and Restated License Agreement are expansion of the Company's rights to future technology developed by the consortium with future grants and increased access to the consortium's patent counsel.

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

        The Consortium Agreement requires us to (i) reimburse UNC-CH, on behalf of our consortium scientists for certain patent and patent-related fees, (ii) pay certain milestone payments, and (iii) make royalty payments based on revenue derived from the licensed technology. Each month on behalf of the consortium scientist or university, as the case may be, UNC-CH submits to us an invoice to reimburse patenting-related fees incurred prior to the invoice date and related to patents and patent applications to which we hold a license under the Consortium Agreement. For the fiscal year ended March 31, 2007, we reimbursed UNC-CH approximately $704,000 for such patent and patent-related costs, and through March 31, 2007, we have reimbursed to UNC-CH approximately $3,038,000 in the aggregate for patent and patent-related costs. We are also required to make milestone payments in the form of issuance of 100,000 shares of our Common Stock to the consortium upon the filing of our first new NDA or an Abbreviated New Drug Application ("ANDA") based on consortium technology developed and are required to pay to UNC-CH on behalf of the consortium (other than Duke University), (i) royalty payments capped at a percentage of our net worldwide sales of "current products" and "future products" (products based directly or indirectly on current compounds and future compounds, respectively), and (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, we are required to negotiate in good faith with UNC-CH (on behalf of

Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

        2.      Clinical Research Agreement with UNC-CH

        In November 2000, the Foundation awarded to UNC-CH a $15.1 million grant to develop new drugs to treat African sleeping sickness and leishmaniasis (the "Foundation Grant"). On March 29, 2001, we entered into a Clinical Research Subcontract with UNC-CH, whereby we were to receive up to $9.8 million to be paid contingent upon UNC-CH's receipt of the Foundation Grant. Our continued funding under the Clinical Research Subcontract was subject to certain terms and conditions over the succeeding five year period. We were required to conduct certain clinical and research studies related to the Foundation Grant. In April 2003, the Foundation increased the Foundation Grant by approximately $2.7 million for the expansion of Phase IIb/III clinical trials to treat African sleeping sickness and improved manufacturing processes. As of March 31, 2006, we had received, pursuant to the Clinical Research Subcontract, inclusive of our portion of the Foundation Grant increase, a total amount of funding of approximately $11.7 million. In March 2006, we amended and restated the Clinical Research Subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment of $13.6 million from the Foundation. Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5.6 million of a 5 year $13.6 million contract, bringing funds awarded under all Foundation Grants to approximately $17.3 million.

        3.      License Agreement with Tulane

        On February 10, 2006, we entered into the Tulane License Agreement which granted to us a worldwide license and exclusive right to commercialize Tulane University's platform of 4-aminoquinoline compounds for the treatment, prophylaxis and diagnosis of infectious diseases. Under the terms of the agreement, we will pay a capped and volume reduced per unit royalty for sales of licensed products. We also granted to Tulane University 5,000 restricted shares of our Common Stock on the effective date of the agreement and agreed to grant to Tulane University 10,000 more restricted shares upon initial approval of a NDA related to a licensed product by a recognized regulatory authority, including the United States, European or Japanese regulatory authorities. The project has been put on hold because the documents requested from Tulane University to continue with the FDA were not provided.

        4.      Malaria Program Agreements with Medicines for Malaria Venture

        On November 26, 2003, we entered into the MMV Testing Agreement, pursuant to which we, with the support of MMV and UNC-CH, conducted a proof of concept study of pafuramidine in clinical trials with the goal of obtaining marketing approval of a product for the treatment of malaria. Through March 31, 2006, the Company had received approximately $5.6 million under this agreement. Immtech and MMV agreed in December 2005 to terminate the November 2003 agreement.

E.      Our Subsidiaries

        1.      Immtech Hong Kong Limited

        On January 13, 2003, we entered into an agreement with an investor who owned, through Lenton Fibre Optics Development Limited ("Lenton"), a Hong Kong company, a 1.6 plus acre commercial real estate parcel located in a "free-trade zone" called the Futian Free Trade Zone, Shenzhen, in the People's Republic of China ("PRC"). Under the agreement, we purchased an 80% interest in Lenton by issuing to the investor 1.2 million unregistered shares of our Common Stock. We subsequently resold to the investor our interest in Lenton and the parcel of land in exchange for 100% ownership in the improved property described below under the headings "Super Insight Limited" and "Immtech Life Science Limited." In connection with the sale of Lenton, we acquired 100% ownership of Immtech Hong Kong Limited ("Immtech HK"), a Hong Kong company, including Immtech HK's interest in Immtech Therapeutics Limited ("Immtech Therapeutics").

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

        2.      Immtech Therapeutics Limited

        Immtech Therapeutics, a Hong Kong company, provides assistance to healthcare companies seeking access to the PRC to conduct clinical trials and to manufacture and/or distribute pharmaceutical products in the PRC.

        Immtech Therapeutics is majority owned by Immtech HK. Its minority owners are Centralfield International Limited (a British Virgin Island ("BVI") company and wholly-owned subsidiary of TechCap Holdings Limited ("TechCap")) and Bingo Star Limited ("Bingo Star"). TechCap has assets and resources in the PRC upon which Immtech Therapeutics may draw. Bingo Star has substantial financial and medical expertise and resources located in Hong Kong and the PRC.

        3.      Super Insight Limited

        On November 28, 2003, we purchased (i) from an investor, 100% of Super Insight Limited ("Super Insight"), a BVI company, and Immtech Life Science Limited ("Immtech Life Science") (Immtech Life Science is a wholly-owned subsidiary of Super Insight) and (ii) from Lenton, a 100% interest in Immtech HK. As payment for the acquisition, we transferred to the investor our 80% interest in Lenton and $400,000 in cash.

        4.      Immtech Life Science Limited

        Immtech Life Science, a Hong Kong company, owns two floors of a building (the "Property") located in the Futian Free Trade Zone, Shenzhen, in the PRC. We are exploring the possibility of housing a pharmaceutical production facility for the manufacture of drug products here or at other locations within PRC. The Property comprises Level One and Level Two of a building named the Immtech Life Science Building. The duration of the land use right associated with the building on which the Property is located is 50 years, which expires May 24, 2051.

        Under current law, we would enjoy reduced tax on the business located on the Property because the local government has granted incentives to business in high technology industrial sectors located in the Futian Free Trade Zone. Our intended pharmaceutical manufacture use would qualify for the tax incentives.

F.      Manufacturing

        1.      First Drug Candidate---Pafuramidine Maleate

        Immtech has finalized the drug substance process scale-up to commercial scale and the process has been validated. The micronization process for the drug substance has also been validated. The drug product (tablet) process is undergoing optimization and validation, and is expected to be completed by the second half of 2007. Packaging for the drug to be used in the Phase IIIb study and for commercial product has been selected, and packaging studies are in progress.

        2.      Aromatic Cationic Compounds

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

        3.      Third Party Sources

        In April 2005, we entered into an agreement with Dr. Reddy's Laboratories, Inc. ("DRL") to improve a selected step in the synthetic process for producing pafuramidine, which work has been successfully completed. Since April 2005, we have entered into several more work orders with DRL to (i) prepare the pafuramidine compound for production of commercial quantities for clinical trials, registration and sale, (ii) develop a micronization process for pafuramidine, (iii) prepare the formulated pafuramidine containing drug for clinical trials and registration, and (iv) conduct analytical characterization studies. DRL is a global pharmaceutical company that manufactures and markets API (Bulk Actives), Finished Dosages and Biologics in over 100 countries worldwide, in addition to having a drug discovery pipeline. DRL also provides contract services for chemical process development, formulation development, and commercial manufacturing.

        In January 2005, we entered into an agreement with UPM Pharmaceuticals, Inc. ("UPM") for production and scale-up of pafuramidine tablets. In May 2005, we entered into a work order with UPM to develop and manufacture placebo tablets for the PCP Phase III clinical trial, which has subsequently been completed. In January 2007, we entered into a work order to produce additional pafuramidine tablets for use in clinical trials. UPM has previously conducted analytical method validation and stability studies for us, as well as manufacturing supplies for clinical trials. UPM is a leading provider of contract drug development, manufacturing, analytical and regulatory services. UPM provides formulation, current Good Manufacturing Practice ("cGMP") manufacturing, clinical trial materials, analytical testing and related regulatory documentation for pharmaceutical companies.

        In September 2005 we entered into an agreement with Fisher Clinical Services, Inc. ("FCS") to conduct feasibility studies and to manufacture comparator drug products for the PCP Phase III clinical study. Since September 2005, we have placed several work orders with FCS to package drugs for clinical studies and label clinical supplies. In addition, work orders have been placed to package drug for stability evaluations and conduct analytical method development and stability (through Lancaster Laboratories). The analytical method development has been completed and the stability studies are ongoing. FCS is a global leader in providing clinical trial supply and distribution services.

        4.      Property in the PRC

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

G.      Strategy

        Our strategy is to develop and commercialize a pipeline of new drugs to treat infectious diseases and other disorders. Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the WHO. Relatively few new drugs for the treatment of infectious diseases have been brought to market during this period. New drugs are needed to overcome the health risks of MDR strains and the increasing number of new pathogens that are causing these diseases.

        Our business model is a new paradigm focused on reducing the time and cost to develop drugs aimed at solving global health issues. Our drug discovery activities include programs in fungal diseases, bacterial infections, HCV, and TB.

        Two other indications - neurological disorders and diabetes - are therapeutic areas for which we believe our aromatic cation technology platform is appropriate and promising. In addition, recent research indicates that the aromatic cation compounds may be useful as small molecule drugs that can potentially selectively control gene expression and provide treatment for cancer and disorders of genetic origin.

        We believe we have been successful in developing a drug with a low toxicity profile that is orally available using our aromatic cation platform and prodrug technologies. We have leveraged our scientific partners and foundation funding while advancing our technology and clinical trials in niche markets such as African sleeping sickness, as well as in larger markets like malaria. We are advancing our pipeline in antifungal, antibacterial, anti-HCV and anti-TB drugs, and continue to pursue other attractive therapeutic opportunities.

        We intend to proceed with the development and commercialization of aromatic cations (which include dications) as drug products pursuant to the Consortium Agreement as follows:

        o generate revenues by sales of drug products to commercial entities, governments, international organizations and foundations expedited through the FDA's accelerated approval program and/or other countries' similar programs;

        o  conduct a pilot study using pafuramidine as a malaria prophylaxis;

        o  complete Phase III pivotal  clinical trial of  pafuramidine  to treat
           PCP;

        o complete Phase III pivotal clinical trial of pafuramidine to treat African sleeping sickness;

        o utilize the FDA's fast-track designation of pafuramidine for the treatment of African sleeping sickness to potentially expedite commercial sales through accelerated approval of our NDA or any foreign accelerated drug approval procedure; and

        o select new drug candidates to target fungal diseases, bacterial infections, HCV and TB.

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

        We estimate that we have spent approximately $1.5 million, $4.3 million, and $5.8 million respectively, in fiscal years ended March 31, 2005, 2006 and 2007, on Company sponsored research and development and approximately $5.8 million, $5.4 million, and $3.0 million respectively, in fiscal years ended March 31, 2005, 2006 and 2007, on research and development sponsored by others. All research and development activity for fiscal years ended

March 31, 2005, 2006 and 2007 has been in support of our pharmaceutical commercialization effort.

I.      Patents and Trade Secrets

        Our pharmaceutical compounds, including pafuramidine, are protected by multiple patents secured by our research partners. We consider the protection of our proprietary technologies and products to be important to our business. We rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. Protection of our aromatic cation technology platform includes exclusive licensing rights to, as of March 2007, 204 patents and patent applications, 104 of which have issued in the United States and in various global markets. We also own separately six issued patents that have been assigned to us. Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995, and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. One hundred forty one of our licensed patents and patent applications, which includes 5 licensed United States patents and patent applications, were submitted after June 8, 1995, including patents covering pafuramidine, its active metabolite drug form (DB75) and our latest prodrug formulation processes.

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

        Our ability to market our drug products will depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process generally includes all of requirements associated with FDA approval; however, the requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community ("EC") registration procedures are available to companies wishing to market a product to more than one EC member state. If the relevant regulatory authority is satisfied that adequate evidence of safety, quality and efficacy of a drug candidate has been presented, a marketing authorization typically will be granted.

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

        In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act ("FFDCA") and its implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

        o completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with FDA's good laboratory practice ("GLP") regulations;

        o submission to the FDA of an investigational new drug application which must become effective before human clinical trials may begin;

        o completion of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with ethical principles and good clinical practice, or GCP, requirements;

        o  submission to the FDA of a new drug application, or NDA;

        o satisfactory completion of a FDA pre-approval inspection of the manufacturing facilities at which the drug is produced to assess compliance with cGMP regulations; and

        o FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

        The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, or at all.

        Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during drug development, and the FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center, and the IRB must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP regulations, including regulations governing informed consent.

        Clinical Trials. For purposes of a NDA submission and approval, clinical trials are typically conducted in 3 sequential phases, but may be conducted in 4 phases, which may overlap:

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

        o Phase IV: In some cases, the FDA may condition approval of a NDA for a drug candidate on the sponsor's agreement to conduct additional clinical trials to further assess the drug's safety and effectiveness after NDA approval. Such post approval trials are typically referred to as Phase IV studies.

        New Drug Application. The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of a NDA. The NDA also must contain extensive manufacturing information. Once the submission has been submitted for filing, by law the FDA has 30 days to accept or reject the NDA. Once filed, the FDA has a stated goal of reviewing most applications and responding to the sponsor within 10 months. The review process can be significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it generally follows them. The FDA may deny approval of a NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional Phase III pivotal clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret the data. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV studies, and surveillance programs to monitor the safety of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

        If fast-track designation is obtained, the FDA may initiate review of sections of a NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals that the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

        In some cases, a fast-track designated drug may also qualify for one or more of the following programs:

        o Priority Review. Under FDA policies, a drug is eligible for priority review, or review within a 6 month time frame from the time a complete NDA is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis, or prevention of a disease. A fast-track designated drug would ordinarily meet the FDA's criteria for priority review. We cannot guarantee any of our products will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant product approval. There can be no guarantee that we will be granted priority review quickly or at all or, if granted, that such status will not be later revoked.

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

        Exports From the United States. The FDA regulates the export of unapproved drug products for use outside of the United States under the FFDCA and its implementing regulations. The level of regulatory scrutiny the FDA applies to exports of unapproved drugs depends on a number of factors, including, among others, the country to which the investigational drug product is exported, whether that country has approved the drug for commercial sale within that jurisdiction, whether the exported drug is intended for use in a clinical trial or is intended to be sold commercially, and, if the drug is to be used in clinical testing, whether the manufacturer has obtained an IND from the FDA to conduct the clinical trial. Depending on the applicability of these factors, a manufacturer may be required to request and obtain authorization from the FDA prior to exporting an unapproved drug. We have requested and obtained several authorizations from the FDA to export quantities of pafuramidine for use in clinical trials abroad.

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

        Our competition will be determined in part by the indications for which our products are developed and ultimately approved by regulatory authorities. We rely on our collaborations with our university partners and other joint venture partners to enhance our competitive edge by providing manufacturing, testing and commercialization support. We are developing products to treat infectious diseases and other diseases, some with no current or effective therapies. Currently, pafuramidine is in clinical trials to treat PCP and African sleeping sickness and to prevent and treat malaria. Other drugs moving forward in our pipeline address markets for new drugs for use in treating MRD Gram positive bacterial infections, fungal infections, HCV, TB, and other diseases. There are a number of companies of which we are aware which manufacture products that may compete with pafuramidine and/or other products we are currently developing. However, many of these companies' competing products have limitations in terms of effectiveness to treat their indicated diseases, toxicity, severity of side-effects, and/or difficulty of delivery (for example, pentamidine must be administered either by injection or by inhalation). We therefore believe that direct competition for our drug candidates for certain indications has not yet been developed and/or approved.

L.      EMPLOYEES

        As of June 4, 2007, we had 27 employees (which includes 2 employees who work for Immtech HK, our Hong Kong subsidiary), 10 of whom hold advanced degrees. Sixteen of our employees work in support of clinical trials, research and development, and regulatory compliance, and the other 11 work in general and administrative capacities which include business development, finance, investor relations and administration. In addition, there are over 50 scientists affiliated with our consortium university partners who are engaged in the research and discovery of novel pharmaceutical compounds to which we have exclusive license and commercialization rights. We expect to add new employees in our regulatory, clinical development and commercial development departments as our programs advance.

                             ITEM 1A. RISK FACTORS

There is no assurance that we will successfully develop a commercially viable product. Our most advanced and first drug candidate, pafuramidine, is in Phase III pivotal clinical trials for two indications.

        We are in various stages of human clinical trials, and in some cases preclinical development activities required for drug approval and commercialization. Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements and, since obtaining the rights thereto in 1997, advancing the commercialization of the aromatic cation technology platform that is the basis for our first drug candidate, pafuramidine. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until after March 31, 2008, if at all. There can be no assurance that the research we fund and manage will lead to commercially viable products. Our most advanced programs are in clinical testing using pafuramidine, our first drug candidate, for several indications including Phase III clinical studies of PCP and African sleeping sickness and malaria prophylaxis and malaria treatment and must undergo substantial additional regulatory review prior to commercialization.

We have a history of losses and an accumulated deficit and, as a result, our future profitability is uncertain.

        We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we continue research and development, clinical trial and commercialization efforts. As of March 31, 2007, we had an accumulated deficit of approximately $100.5 million. Losses from operations were approximately $15.7 million and $11.7 million for the fiscal years ended March 31, 2006 and March 31, 2007, respectively.

We need substantial additional funds, currently and in future years, to continue our research and development. If such financing is not available, we may be required to pursue other financing alternatives, reduce spending for our research programs or cease operations.

        Our operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. Without substantial additional financing, we may be required to reduce some or all of our research programs or cease operations. Our cash requirements may vary materially from those now planned because of results of research and development, results of preclinical and clinical testing, responses to our grant requests, relationships with strategic partners, changes in the focus and direction of our research and development programs, delays in the enrollment and completion of our clinical trials, competitive and technological advances, FDA and foreign regulatory approval processes and other factors. In any of these circumstances, we may require substantially more funds than we currently have available or intend to raise to continue our business. We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies, issuance of debt or from other sources. Additional financing may not be available when needed or may not be available on acceptable terms. If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain research and development programs, relinquish rights to certain technologies or drug candidates, forego desired opportunities or license third parties to commercialize our products or technologies that we would otherwise seek to pursue internally. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders may result.

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

We do not have employment contracts with most of our employees.

        All of our employees are "at will" and may leave at any time. None of our executive officers has as of this date, expressed any intention to retire or leave our employ. We do not have "key-man" life insurance policies on any of our executives.

        Most of our business' financial aspects, including investor relations, intellectual property control and corporate governance, are under the supervision of Eric L. Sorkin, Cecilia Chan and Gary Parks. Together, Mr. Sorkin, Ms. Chan and Mr. Parks hold institutional knowledge and business acumen that they utilize to assist us to forge new relationships and foster new business opportunities without diminishing or undermining existing programs and obligations.

A substantial portion of our proprietary intellectual property is developed by scientists who are not employed by us.

        Our business depends to a significant degree on the continuing contributions of our key management, scientific and technical personnel, as well as on the continued discoveries of scientists, researchers and specialists at UNC-CH, Georgia State University, Duke University, Auburn University, and Tulane University and other research groups that form part of our Scientific Consortium and assist in the development of our drug candidates. A substantial portion of our proprietary intellectual property is developed by scientists who are employed by our partner universities and other research groups. We do not have control over, knowledge of, or access to those employment arrangements. We have not been advised by any of our key employees, key members of the scientific research groups or other research groups that form part of our Scientific Consortium of their intention to leave their employ with these parties or the programs they conduct.

        There can be no assurance that the loss of certain members of management or the scientists, researchers and technicians from the universities or other members of our Scientific Consortium would not materially adversely affect our business.

Additional research grants to fund our operations may not be available or, if available, not on terms acceptable to us.

        We have funded our product development and operations as of March 31, 2007 through a combination of sales of equity instruments and revenue generated from research agreements and grants. As of March 31, 2007, our accumulated deficit was approximately $100.5 million, net of approximately $25.1 million, which was funded either directly or indirectly with grant funds and payments from research and testing agreements.

        In November 2000, the Foundation awarded a $15.1 million grant to UNC-CH to develop new drugs to treat African sleeping sickness and leishmaniasis, a parasite that infects humans and can cause severe liver damage or disfiguring skin disease. On March 29, 2001, we entered into the Clinical Research Subcontract, whereby we were to receive up to $9.8 million, subject to certain terms and conditions, over the succeeding five year period, to conduct certain clinical and research studies related to the Foundation Grant. In April 2003, the Foundation increased the Foundation Grant by approximately $2.7 million for the expansion of Phase IIb/III clinical trials to treat African sleeping sickness and to improve manufacturing processes. As of March 31,

2006, we had received, pursuant to the Clinical Research Subcontract, inclusive of our portion of the Foundation Grant increase, a total amount of funding of approximately $11.7 million. On March 28, 2006, the Foundation increased the Foundation Grant by an approximate additional $22.6 million. $13.6 million of the additional Foundation Grant is budgeted to be paid to us over five years under the Amended and Restated Clinical Research Subcontract. On May 24, 2006, we received the first payment of approximately $5.6 million of the five year $13.6 million contract.

        On November 26, 2003, we entered into the MMV Testing Agreement, pursuant to which we, with the support of MMV and UNC-CH, conducted a proof of concept study of pafuramidine in human clinical trials with the goal of obtaining marketing approval of a product for the treatment of malaria. Through March 31, 2006, the Company had received approximately $5.6 million under this agreement. Immtech and MMV agreed in December 2005 to terminate the current agreement.

        We will continue to apply for new grants to support continuing research and development of our proprietary aromatic cation technology platform and other drug candidates. The process of obtaining grants is extremely competitive and there can be no assurance that any of our grant applications will be acted upon favorably. Some charitable organizations directly or indirectly provide funding to us may require licenses to our proprietary information or may impose price restrictions on the products we develop with their funds. We may not be able to negotiate terms that are acceptable to us with such organizations. In the event we are unable to raise sufficient funds to advance our product developments with such grant funds we may seek to raise additional capital with the issuance of equity or debt securities. There can be no assurance that we will be able to place or sell equity or debt securities on terms acceptable to us and, if we sell equity, existing stockholders may suffer dilution (see Risk Factors, this section, entitled "Shares eligible for future sale may adversely affect our ability to sell equity securities" and "Our outstanding options and warrants may adversely affect our ability to consummate future equity financings due to the dilution potential to future investors").

None of our drug candidates have been approved for sale by any regulatory agency. Such approval is required before we can sell drug products commercially.

        Our first drug candidate, pafuramidine, requires additional clinical testing, regulatory approval and development of marketing and distribution channels, all of which are expected to require substantial additional investment prior to commercialization. There can be no assurance that any of our drug candidates will be successfully developed, demonstrated to be safe and effective in human clinical trials, meet applicable regulatory standards, be approved by regulatory authorities, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If we are unable to commercialize our drug candidates in a timely manner we may be required to seek additional funding, reduce or cancel some or all of our development programs, sell or license some of our proprietary information or cease operations.

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

        We may find, at any stage of our research and development and commercialization, that drug candidates that appeared promising in earlier clinical trials do not demonstrate safety or effectiveness in later clinical trials and therefore do not receive regulatory approvals. Despite the positive results of our preclinical testing and human clinical trials those results may not be predictive of the results of later clinical trials and large-scale testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in various stages of clinical trials, even after promising results had been obtained in early-stage or late-stage human clinical trials or even after initial regulatory approval and commercialization of the approved product.

        Completion of human clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, participant retention and follow up, difficulty in securing sufficient supplies of clinical trial materials or other adverse events occurring during clinical trials. For instance, once we obtain permission to run a human trial, there are strict criteria regulating who we can enroll in the trial. In the case of African sleeping sickness, we are subject to civil unrest in sub-Sahara Africa where local rebels could close clinics and dramatically reduce enrollment or follow up rates, and make it difficult to conduct trials. Political instability and the minimal infrastructure in the African countries where we conduct our African sleeping sickness trials may cause delays in enrollment and difficulty in the completion of trials.

        Completion of preclinical and clinical studies, and development of the chemistry, manufacturing and quality controls of the drug candidate may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. Delays or rejections may be based upon many factors, including changes in regulatory policy during the period of product development. No assurance can be given that any of our development programs will be successfully completed, that any IND application filed with the FDA (or any foreign equivalent filed with the appropriate foreign authorities) will become effective, that additional clinical trials will be allowed by the FDA or other regulatory authorities, or that clinical trials will commence as planned. There have been delays in our testing and development schedules due to the aforementioned conditions and funding and patient enrollment difficulties and there can be no assurance that our future testing and development schedules will be met.

We  do  not  currently  have   pharmaceutical   manufacturing  and  distribution
capability, which could impair our ability to develop commercially viable products at reasonable costs.

        Our ability to commercialize drug candidates will depend in part upon our ability to have manufactured or developed the capability to manufacture our drug candidates and to distribute those goods, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. We currently lack facilities and personnel to manufacture or distribute our drug candidates. There can be no assurance that we will be able to acquire such resources, either directly or through third parties, at reasonable costs, if we develop commercially viable products.

We are dependent on third party relationships for critical aspects of our business. Problems that develop in these relationships may increase costs and/or diminish our ability to develop our drug candidates.

        We use the expertise and resources of strategic partners and third parties in a number of key areas, including (i) discovery research, (ii) preclinical and human clinical trials, (iii) product development, and (iv) manufacture of pharmaceutical drugs. We have a worldwide license and exclusive commercialization rights to a proprietary aromatic cation technology platform and are developing drugs intended for commercial use based on that platform. This strategy creates risks by placing critical aspects of our business in the hands of third parties, whom we may not be able to control. If these third parties do not perform in a timely and satisfactory manner, we may incur costs and delays as we seek alternate sources of such products and services, if available. Such costs and delays may have a material adverse effect on our business if the delays jeopardize our licensing arrangements by causing us to become non-compliant with certain license agreements.

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

We are uncertain about our ability to protect or obtain necessary patents and protect our proprietary information. Our ability to develop and commercialize drug candidates would be compromised without adequate intellectual property protection.

        We have spent and continue to spend considerable funds to develop our drug candidates and we are relying on the potential to exploit commercially without competition the results of our product development. Much of our intellectual property is licensed to us under various agreements, including the Consortium Agreement, Amended and Restated License Agreement, and the Tulane License Agreement. It is the primary responsibility of the discoverer to develop his, her or its invention confidentially, insure that the invention is unique, and to obtain patent protection. In most cases, our role is to reimburse patent related costs after we decide to develop any such invention. We therefore rely on the inventors to insure that technology licensed to us is adequately protected. Without adequate protection for our intellectual property we believe our ability to realize profits on our future commercialized product would be diminished. Without protection, competitors might be able to copy our work and compete with our products without having invested in the development.

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

We rely on technology developed by others and shared with collaborators to develop our drug candidates, which puts our proprietary information at risk of unauthorized disclosure.

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

        We are licensed to commercialize technology from a proprietary aromatic cation technology platform developed by our research partners, comprised primarily of scientists employed by universities in our Scientific Consortium. The academic world is improved by the sharing of information. As a business, however, the sharing of information whether through publication of research, academic lectures or general intellectual discourse among contemporaries is not conducive to protection of proprietary information. Our proprietary information may fall into the possession of unintended parties without our knowledge through customary academic information sharing.

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

Confidentiality agreements may not adequately protect our intellectual property, which could result in unauthorized disclosure or use of our proprietary information.

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

Our industry has significant competition; our drug candidates may become obsolete prior to commercialization due to alternative technologies, thereby rendering our development efforts obsolete or non-competitive.

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

        We are aware of other companies and institutions dedicated to the development of therapeutics similar to those we are developing. Many of our existing or potential competitors have substantially greater financial and technical resources than we do and therefore may be in a better position to develop, manufacture and market pharmaceutical products. Many of these competitors are also more experienced performing preclinical testing and human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of our drug candidates.

        In the event some or all of our programs are rendered non-competitive or obsolete, we do not currently have alternative strategies to develop new product lines or the financial resources to pursue such a course of action.

There is no assurance that we will receive FDA or corollary foreign approval for any of our drug candidates for any indication. We are subject to government regulation for the commercialization of our drug candidates.

        We have not made application to the FDA or any other regulatory agency to sell commercially or label any of our drug candidates. We or our collaborators have received licenses from the FDA to export pafuramidine for testing purposes and have previously been approved to conduct human clinical trials for various indications in each of the United States, Germany, France, the Democratic Republic of Congo, Angola, Sudan, Thailand, Argentina, Chile, Colombia, Mexico, Peru, South Africa, and the United Kingdom.

        All new pharmaceutical drugs, including our drug candidates, are subject to extensive and rigorous regulation by the federal government, principally the FDA under the FFDCA and other laws and by applicable state, local and foreign governments. Such regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising, promotion, sale and distribution of pharmaceutical drugs. If drug products are marketed abroad, they are subject to extensive regulation by foreign governments. Failure to comply with applicable regulatory requirements may subject us to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending applications.

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

        On November 21, 2006, the FDA granted orphan drug designation for pafuramidine to treat PCP. This provides Immtech with financial and regulatory benefits during the development course of pafuramidine, including opportunity to apply for government grants for conducting clinical trials, waiver of the Prescription Drug User's Fee for submission of the NDA for pafuramidine for PCP, tax credits, and a seven-year market exclusivity upon final FDA approval.

        On April 23, 2004, the FDA granted fast-track designation for pafuramidine for treatment of African sleeping sickness. Fast-track designation means, among other things, that the FDA may accept initial late-stage data from us, rather than waiting for the entire Phase III pivotal clinical trial data to be submitted together, for consideration of approval to market the drug. There is, however, no guarantee that fast-track designation will result in faster product development or licensing approval or that our drug candidates will be approved at all.

        The process of obtaining FDA or other regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied. Furthermore, the approval process is extremely expensive and uncertain. There can be no assurance that our drug candidates will be approved for commercial sale in the United States by the FDA or regulatory agencies in foreign countries. The regulatory review process can take many years and we will need to raise additional funds to complete the regulatory review process for our current drug candidates. The failure to receive FDA or other governmental approval would have a material adverse effect on our business by precluding us from marketing and selling such products and negatively impacting our ability to generate future revenues. Even if regulatory approval of a product is granted, there can be no assurance that we will be able to obtain the labeling claims (a labeling claim is a product's description and its FDA permitted uses) necessary or desirable for the promotion of such product. FDA regulations prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for post-marketing studies if regulatory approval is obtained. We will also be subject to ongoing FDA obligations and continued regulatory review. In particular, we, or our third party manufacturers, will be required to adhere to good manufacturing practices, which require us (or our third party manufacturers) to manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control. Further, we (or our third party manufacturers) must pass a manufacturing facilities pre-approval inspection by the FDA or corollary agency before obtaining marketing approval. Failure to comply with applicable regulatory requirements may result in penalties, such as restrictions on a product's marketing or withdrawal of the product from the market. In addition, identification of certain side-effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

There is uncertainty regarding the availability of health care reimbursement to prospective purchasers of our anticipated products. Health care reform may negatively impact the ability of prospective purchasers of our anticipated products to pay for such products.

        Our ability to commercialize any of our drug candidates will depend in part on the extent to which reimbursement for the costs of the resulting drug will be available from government health administration authorities, private health insurers, non-governmental organizations and others. Many of our drug candidates, including treatments for human African sleep sickness, malaria and TB, would be in the greatest demand in developing nations, many of which do not maintain comprehensive health care systems with the financial resources to pay for such drugs. We do not know to what extent governments, private charities, international organizations and others would contribute toward bringing newly developed drugs to developing nations. Even among drugs sold in developed countries, significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance of the availability of third party insurance reimbursement coverage enabling us to establish and maintain price levels sufficient for realization of a profit on our investment in developing pharmaceutical drugs. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drug products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of our anticipated products, the market acceptance of these products would be adversely affected.

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

        Sales of our Common Stock (including the issuance of shares upon conversion of our preferred stock (the "Preferred Stock")) in the public market could materially and adversely affect the market price of shares because prior sales have been executed at or below our current market price. We have outstanding five series of Preferred Stock that convert to our Common Stock at prices equivalent to $4.42, $4.00, $4.42, $9.00 and $7.04, respectively, for our series A convertible preferred stock ("Series A Preferred Stock"), series B convertible preferred stock ("Series B Preferred Stock"), series C convertible preferred stock ("Series C Preferred Stock"), series D convertible preferred stock ("Series D Preferred Stock") and series E convertible preferred stock ("Series E Preferred Stock") (subject to adjustment for stock splits, stock dividends and similar dilutive events). Our obligation to convert our Preferred Stock upon demand by the holders may depress the price of our Common Stock and also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

        As of June 4, 2007 we had 15,374,334 shares of Common Stock outstanding, plus (1) 55,500 shares of Series A Preferred Stock, convertible into approximately 313,914 shares of Common Stock at the conversion rate of 1:5.6561,
(2) 13,464 shares of Series B Preferred Stock convertible into approximately 84,150 shares of Common Stock at the conversion rate of 1:6.25, (3) 45,536 shares of Series C Preferred Stock convertible into approximately 257,556 shares of Common Stock at the conversion rate of 1:5.6561, (4) 117,200 shares of Series D Preferred Stock convertible into approximately 325,558 shares of Common Stock at the conversion rate of 1:2.7778, (5) 110,200 shares of Series E Preferred Stock convertible into approximately 391,336 shares of Common Stock at the conversion rate of 1:3.5511, (6) 1,719,609 options to purchase shares of Common Stock with a weighted-average exercise price of $8.82 per share, and (7) 2,303,610 warrants to purchase shares of Common Stock with a weighted-average exercise price of $8.02. Of the shares outstanding, 14,515,960 shares of Common Stock are freely tradable without restriction. All of the remaining 858,374 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended (the "Securities Act").

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

        As of June 4, 2007, we have outstanding vested options to purchase 1,297,013 shares of Common Stock at a weighted-average exercise price of $9.53 and vested warrants to purchase 2,293,610 shares of Common Stock with a weighted-average price of $8.05

        Due to the number of shares of Common Stock we are obligated to sell pursuant to outstanding options and warrants described above, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding options and warrants.

The market price of our Common Stock has experienced significant volatility.

        The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the Common Stock of many publicly traded pharmaceutical companies have been and can be expected to be especially volatile. Our Common Stock price in the 52-week period ended (i) March 31, 2007 had a high of $9.60 and a low of $4.50 and (ii) June 4, 2007 had a high of $9.60 and a low of $4.50. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of pharmaceutical drugs and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our Common Stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.

We may pay vendors in stock as consideration for their services. This may result in stockholder dilution, additional costs and difficulty retaining certain vendors.

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

        Our continuing obligations as a public company under the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and related regulations, are likely to increase our expenses and administrative burden. Changes in the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and self-regulatory organizations (e.g. the
AMEX), are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and expect to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from the business of the Company to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the conduct expected by regulatory or governing bodies, those authorities may initiate legal proceedings against us and our business may be harmed.

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

        We believe that our limitation of officer and director liability assists us to attract and retain qualified officers and directors. However, in the event an officer, a director or our board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting therefrom. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders' best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

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

        The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the AMEX or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our Common Stock.

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

        On August 12, 2003, the Company filed a lawsuit against Neurochem, Inc. ("Neurochem") alleging that Neurochem misappropriated the Company's trade secrets by filing a series of patent applications relating to compounds synthesized and developed by the Consortium, with whom Immtech has an exclusive licensing agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat Alzheimer's disease (the "Neurochem Testing Agreement"). Pursuant to the terms of the Neurochem Testing Agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech's prior written consent, to immediately advise Immtech if any invention was discovered and to cooperate with Immtech and its counsel in filing any patent applications.

        In its complaint, the Company also alleged, among other things, that Neurochem fraudulently induced the Company into signing the Neurochem Testing Agreement, and breached numerous provisions of the Neurochem Testing Agreement, thereby blocking the development of the Consortium's compounds for the treatment of Alzheimer's disease. By engaging in these acts, the Company alleged that Neurochem has prevented the public from obtaining the potential benefit of new drugs for the treatment of Alzheimer's disease, which would compete with Neurochem's Alzhemed drug.

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

        On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Tribunal found that Neurochem breached the Neurochem Testing Agreement and awarded Immtech approximately $1.9 million in damages and attorneys' fees and costs, which was received, and (ii) denied all of Neurochem's claims against Immtech.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

        In October 2003, Gerhard Von der Ruhr et al (the "Von der Ruhr Plaintiffs") filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors alleging breaches of a stock lock-up agreement, option agreements and a technology license agreement by the Company, as well as interference with the Von der Ruhr Plaintiffs' contracts with the Company by its officers. The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs. In 2005, one of the counts in the case was dismissed upon the Company's motion for summary judgment. A preliminary pre-trial conference was held on October 26, 2006 and the court granted the Company's motions in limine to exclude plaintiffs' claim for lost profits damages and to prohibit plaintiff Gerhard Von der Ruhr from offering expert testimony at trial. The court subsequently granted a motion to sever the trial on Count V, regarding a technology license agreement, from the trial on the remaining counts. A pretrial order was submitted to the court in April 2007, however, the date for trial of the four counts remaining in the Amended Complaint has not yet been set.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Votes of the Stockholders

        We held our Annual Meeting on March 2, 2007 at the Westin O'Hare Hotel in Rosemont, Illinois. The following matters were presented to our stockholders:
(1) Proposal No. 1 - election of six directors to serve until the next annual meeting of the stockholders, (2) Proposal No. 2 - approval of an amendment to the Registrant's Certificate of Incorporation that would remove the limitation on the number of directors and provide that the number of directors be fixed by resolution of the board of directors, (3) Proposal No. 3 - to approve the Immtech Pharmaceuticals, Inc. 2006 Stock Incentive Plan, and (4) Proposal No. 4
- ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending March 31, 2007. Proposal No. 3 was withdrawn. All other proposals were approved or ratified by the shareholders. The results of the votes are as follows:



Proposal 1 - Election of directors by the     Votes For       Authority Withheld
stockholders

Eric L. Sorkin                                10,011,408      1,173,562

Cecilia Chan                                  10,014,308      1,170,662

Harvey R. Colten, M.D.a                       10,278,371      906,599

Judy Lau                                      9,993,459       1,191,511

Levi H. K. Lee, M.D.                          10,291,108      893,862

Donald F. Sinex                               10,289,108      895,862

         (a) Dr. Colten passed away on May 24, 2007.

                               Votes For      Votes Against   Abstain *

Proposal 2 - Amendment         9,601,083      1,565,489       18,398
of Certificate
of Incorporation

Proposal 4 - Ratification     10,861,966      302,721         20,283
of Deloitte & Touche
as independent auditors

        * Per the proxy statement, abstentions are considered votes against the proposal.

                                    PART II.

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

A.      Market Information

        Following are the reported high and low share trade prices as reported by IDD Information Services, NASDAQ Online and Lexis/Nexis for each of the quarters set forth below since the fiscal quarter ended March 31, 2004.

                                          High            Low
                                       ----------     ----------

2004

Quarter ended March 31, 2004......      $19.50         $10.11
Quarter ended June 30, 2004.......      $22.80         $11.85
Quarter ended September 30, 2004..      $12.75          $8.45
Quarter ended December 31, 2004...      $14.73          $7.58

2005

Quarter ended March 31, 2005......      $15.70         $10.03
Quarter ended June 30, 2005.......      $13.89          $9.50
Quarter ended September 30, 2005..      $12.63         $10.61
Quarter ended December 31, 2005...      $11.94          $6.30

                                          High            Low
                                       ----------     ----------
2006

Quarter ended March 31, 2006......       $9.62          $6.80
Quarter ended June 30, 2006.......       $8.25          $6.66
Quarter ended September 30, 2006..       $6.98          $4.50
Quarter ended December 31, 2006...       $9.60          $4.80

2007

Quarter ended March 31, 2007......       $8.90          $5.00


B.      Stockholders

        As of June 4, 2007, the Company had approximately 214 stockholders of record of our Common Stock and the number of beneficial owners of shares of Common Stock as of such date was approximately 3,079. As of June 4, 2007, the Company had approximately 15,374,334 shares of Common Stock issued and outstanding.

C.      Dividends

        We have never declared or paid dividends on our Common Stock and we do not intend to pay any Common Stock dividends in the foreseeable future. Our
Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock earn dividends of 6%, 8%, 8%, 6%, and 6% per annum, respectively, each payable semi-annually on each April 15 and October 15 while outstanding, and which, at our option, may be paid in cash or in shares of our Common Stock valued at the 10-day volume-weighted average of the closing sale price of our Common Stock as reported by the primary stock exchange on which such stock is listed or traded.

D.      Recent Sales of Unregistered Securities

        We issued unregistered securities in the following transactions, in each case pursuant to Section 4(2) of the Securities Act and Regulation 506 thereunder, during the fiscal quarter ended March 31, 2007:

        o On January 8, 2007, an optionholder exercised its options to purchase 7,000 shares of Common Stock which were exercisable at $2.55 per share of Common Stock resulting in proceeds to the Company of $17,850.

        o On January 11, 2007, a holder of Series A Preferred Stock converted 500 shares of Series A Preferred Stock and accrued dividends into 2, 851 shares of Common Stock.

E.      Conversions of Preferred Stock to Common Stock

        Series A  Preferred  Stock.  On January 11,  2007,  a holder of Series A
Preferred Stock converted 500 shares of Series A Preferred Stock and accrued dividends into 2,851 shares of Common Stock.

F.      Stock Performance Graph

        The following graph shows a comparison of cumulative total stockholder returns for our Common Stock, the S&P 500 Index and the Peer Group. The graph assumes the investment of $100 on April 1, 2002, and the reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

        [GRAPHIC OMITTED]

        The information contained in the graph above shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, or subject to Regulation 14A or 14C promulgated under the Exchange Act, other than as provided in Item 402 of the SEC's Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that Immtech specifically requests that the information be treated as soliciting material or specifically incorporates it by reference in such filing.

                            TOTAL STOCKHOLDER RETURNS

                          Total Return To Stockholder's

                         (Dividends reinvested monthly)


-------------------------------- --------- -------------------------------------------------------------
                                                             ANNUAL RETURN PERCENTAGE
                                                                   YEARS ENDED
-------------------------------- --------- -------------------------------------------------------------
Company Name / Index                         Mar 03      Mar 04       Mar 05      Mar 06       Mar 07
-------------------------------- --------- ----------- ------------ ----------- ------------ -----------
Immtech Pharmaceuticals, Inc.                 -6.25     311.58        -32.93      -37.59       -25.80
-------------------------------- --------- ----------- ------------ ----------- ------------ -----------
S&P 500 Index                                -24.77      35.13          6.67       11.71        11.83
-------------------------------- --------- ----------- ------------ ----------- ------------ -----------
Peer Group                                   -68.34     158.50          0.30       28.17       -14.58
-------------------------------- --------- ----------- ------------ ----------- ------------ -----------

Peer Group Companies

Cubist Pharmaceuticals, Inc.  (NASDAQ:  CBST)
EntreMed, Inc.  (NASDAQ:  ENMD)

Encysive Pharmaceuticals, Inc.  (NASDAQ: ENCY)

                        ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial data that was derived from our consolidated financial statements (dollars in thousands except share and per share data):

                                                                      Fiscal Year Ended March 31,
                                          ---------------------------------------------------------------------------------
                                            2007              2006               2005              2004              2003
                                          --------          --------           --------          --------           -------
Statement of Operations:
REVENUES..................                 $4,318            $3,575             $5,931            $2,416            $1,609
                                          --------          --------           --------          --------           -------
EXPENSES:
  Research and development                  8,760             9,680              7,309             3,293             2,570
  General and administrative                9,095(6)          9,631(5)          12,190(4)         11,989(3)          3,732(1)
  Other...................                 (1,875)(7)
                                          --------          --------           --------          --------           -------
  Total expenses..........                 15,980            19,311             19,499            15,282             6,302
LOSS FROM OPERATIONS......                (11,662)          (15,736)           (13,569)          (12,866)           (4,693)
                                          --------          --------           --------          --------           -------
OTHER INCOME (EXPENSE):
  Interest income.........                    530               210                135                20                14
  Interest expense........
                                          --------          --------           --------          --------           -------
  Other income (expense) - net                530               211                135                20                14
NET LOSS..................                (11,132)          (15,526)           (13,433)          (12,846)           (4,679)
PREFERRED STOCK
   DIVIDENDS(2)                              (551)             (764)              (580)           (3,526)             (452)(2)
                                          --------          --------           --------          --------           -------
NET (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS............                (11,683)          (16,290)           (14,013)          (16,372)           (5,131)
                                          ========          ========           ========          ========           =======
BASIC AND DILUTED NET (LOSS) INCOME
  PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
                                          --------          --------           --------          --------           -------
  Net loss................                  (0.78)            (1.31)             (1.27)            (1.43)            (0.71)

                                                                      Fiscal Year Ended March 31,
                                          ---------------------------------------------------------------------------------
                                            2007              2006               2005              2004               2003
                                          --------          --------           --------          --------           -------
  Preferred Stock dividends                 (0.04)            (0.06)             (0.05)            (0.39)            (0.07)
                                          --------          --------           --------          --------           -------
BASIC AND DILUTED NET (LOSS) INCOME
  PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS............                  (0.82)            (1.37)            $(1.32)           $(1.82)           $(0.78)
                                          ========          ========           ========          ========           =======
WEIGHTED AVERAGE SHARES USED IN
  COMPUTING BASIC AND DILUTED LOSS
  PER SHARE...............             14,207,048        11,852,630         10,606,917         8,977,817         6,565,495
Balance Sheet Data:
Cash and cash equivalents.                 12,462            14,138              9,472             6,745               112
Restricted funds on deposit                 3,119               530              2,044             2,155             2,740
Working capital (deficiency)               10,991            11,910              8,069             6,136              (115)
Total assets..............                 19,144            18,554             15,276            12,586             6,610
Preferred Stock...........                  8,796            10,015              7,752             9,522             5,138
Deficit accumulated during
  development stage.......               (100,525)          (88,842)           (72,552)          (58,539)          (42,167)
Stockholders' equity......                 14,456            15,603             11,741             9,748             3,192

--------------------------------

 (1) Includes non-cash charges of (i) $758 of costs related to the issuance of 150,000 shares of Common Stock to Cheung Ming Tak to act as the Company's non-exclusive agent to develop and qualify potential strategic partners for the purpose of testing and/or the commercialization of Company products in the PRC, (ii) $188 of costs related to the issuance of 40,000 shares of Common Stock to The Gabriele Group, L.L.C., for assistance with respect to management consulting, strategic planning, public relations and promotions and (iii) $89 of costs related to the issuance of 8,333 shares of Common Stock and the vesting of 29,165 warrants to Fulcrum Holdings of Australia, Inc. ("Fulcrum").

(2) See Note 8 to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on the Preferred Stock dividends.

(3) Includes non-cash charges of (i) $2,744 of costs related to the issuance of warrants to purchase 600,000 shares of Common Stock issued to China Harvest International Ltd as payment for "services to assist in obtaining regulatory approval to conduct clinical trials in the PRC, (ii) $63 for the issuance of 10,000 shares of Common Stock issued to Mr. David Tat Koon Shu for consulting services in the PRC, (iii) $1,400 for the issuance of 100,000 shares of Common Stock issued to Fulcrum for assisting with listing the Company's securities on a recognized stock exchange and for consulting services, (iv) $2,780 for the vested portion of 91,667 shares of Common Stock and the vested portion of warrants to purchase 320,835 shares of Common Stock issued to Fulcrum during the fiscal year based on agreements signed March 21, 2003 and (v) $247 for the attainment of certain milestones with respect to the vesting of warrants to purchase 20,000 shares of Common Stock issued to Pilot Capital Groups, LLC (f/k/a The Gabriela Group, LLC) based upon agreements signed July 31, 2002.

(4) Includes non-cash charges of (i) $4,531 of costs related to the four year extension of warrants received from RADE Management Corporation ("RADE"),
      (ii) $233 for the issuance of 20,000 options to Mr. Tony Mok for consulting services in the PRC, (iii) $301 for the extension of the unexercised Fulcrum warrants to December 23, 2005 and (iv) $10 for the extension of warrants initially issued to underwriters to purchase 21,400 shares of Common Stock from April 24, 2004 to May 11, 2004.

(5) Includes non-cash charges of $125 for the repricing and reduced exercise period of 125,000 Fulcrum warrants. Fulcrum exercised 35,000 warrants. The remaining 90,000 expired.

(6) Includes non-cash charges of (i) $36 for the issuance of 5,000 common shares to Tulane University for the AQ13 agreement, (ii) $36 for the issuance of 5,000 common shares to T. Stephen Thompson under his retirement agreement, and (iii) $564,000 for the issuance of 80,000 common shares to China Pharmaceutical for the attainment of certain milestones.

(7) Includes the award by the International Court of Arbitration of the ICC for the breach of the Neurochem Testing Agreement by Neurochem and attorneys' fees and costs of approximately $1,875,000.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

A.      Overview

        With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from the date of our inception, October 15, 1984, to March 31, 2007, we incurred cumulative net losses of approximately $96,084,000. We have incurred additional operating losses since March 31, 2007 and expect to incur operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:

     o payments from UNC-CH, charitable foundations and other research collaborators under arrangements that may be entered into in the future;

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

B.      Critical Accounting Policies and Estimates

        Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements included in this Annual Report of Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to the fair value of our Preferred Stock and Common Stock and related options and warrants, the recognition of revenues and costs related to our research contracts, and the useful lives or impairment of our property and equipment. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Effective April 1, 2006, we adopted SFAS 123(R), "Share-Based Payment," using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model. The Black-Scholes valuation requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management's best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

        We believe that the accounting policies affecting these estimates are our critical accounting policies.

C.      Research and Development Expenses

        All research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab supplies, preclinical studies, raw materials to manufacture clinical trial drugs, manufacturing costs, sponsored research at other labs, consulting and research-related overhead. Accrued liabilities for raw materials to manufacture clinical trial drugs, manufacturing costs and sponsored research reimbursement fees are included in accrued liabilities and included in research and development expenses. Specific information pertaining to amounts spent directly on each of our major research and development projects follows. This information includes to the extent ascertainable, project status, costs incurred for the relevant fiscal years (including costs to date), nature, timing and estimated costs of project completion, anticipated completion dates and the period in which material net cash inflow from projects is expected to commence, if at all. Not included in the information below are development activities and the costs therefor undertaken by our Scientific Consortium where we are not responsible for reimbursement.

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

D.      Malaria

        We expensed research and development costs for our malaria program for the fiscal years ended March 31, 2005, March 31, 2006 and March 31, 2007 of approximately $2,270,000, $2,650,000 and $752,000, respectively. Since our inception through March 31, 2007, approximately $5,967,000 has been expensed on research and development for our malaria program.

E.      PCP

        We expensed research and development costs for our PCP program for the fiscal years ended March 31, 2005, March 31, 2006, and March 31, 2007 of approximately $362,000, $3,025,000 and $3,993,000, respectively. Since our inception through March 31, 2006, approximately $7,845,000 has been expensed on our PCP program. F. African Sleeping Sickness

        We expensed research and development costs for our African sleeping sickness program for the fiscal years ended March 31, 2005, March 31, 2006, and March 31, 2007 of approximately $3,584,000, $2,756,000 and $2,795,000, respectively. Since our inception through March 31, 2007, approximately $15,701,000 has been expensed on the African sleeping sickness program.

G.      Antifungal & TB Programs

        Each of our antifungal and TB programs is estimated to cost between $25-40 million dollars (including manufacturing and formulation of their respective drugs).

        We expensed research and development costs for the antifungal program for the fiscal years ended March 31, 2005, March 31, 2006, and March 31, 2007 of approximately $29,000, $467,000 and $111,000, respectively. Since our inception through March 31, 2006, approximately $974,000 has been expensed on the antifungal program.

        We expensed research and development costs for the TB program for the fiscal years ended March 31, 2005, March 31, 2006 and March 31, 2007 of approximately $72,000, $0 and $29,000, respectively. Since our inception through March 31, 2007, approximately $205,000 has been expensed on the TB program.

H.      Liquidity and Capital Resources

        From our inception through March 31, 2007, we have financed our operations with:

        o proceeds from various private placements of debt and equity securities, secondary public stock offerings, our initial public stock offering (our "IPO") and other cash
             contributed  from stockholders,   which  in  the  aggregate  raised
             approximately $77,123,000;

        o payments from research agreements, foundation grants and SBIR grants and Small- Business Technology Transfer program grants of approximately $25,083,000; and

        o    the  use  of  stock,   options  and  warrants  in  lieu  of  cash
             compensation.

        On February 13, 2007, we completed a secondary public offering of Common Stock which raised approximately $6,750,000 of gross proceeds through the issuance of 1,000,000 shares of Common Stock sold to the public at $6.75 per share. Net proceeds were approximately $6,114,000.

        On February 13, 2006, we completed a secondary public offering of Common Stock which raised approximately $14,880,000 of gross proceeds through the issuance of 2,000,000 shares of Common Stock sold to the public at $7.44 per share. Net proceeds were approximately $14,713,000.

        On December 13, 2005, we issued an aggregate of 133,600 shares of our Series E Preferred Stock in a private placement to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The gross proceeds of the offering were $3,340,000. The net proceeds were approximately $3,286,000. We issued to the purchasers of the Series E Preferred Stock, in connection with the offering, warrants to purchase in the aggregate 83,500 shares of our Common Stock at an exercise price of $10.00 per share of Common Stock (a warrant to purchase one share of Common Stock for each $40 invested in Series E Preferred Stock). The warrants expire on December 12, 2008. The securities were sold pursuant to exemptions from registration under the Securities Act. Each purchaser of the Series E Preferred Stock was also granted an option to purchase, at $25.00 per share, up to an additional 25% of the number of shares of Series E Preferred Stock purchased on December 13, 2005 (the option period terminated on March 10,
2006). On March 10, 2006, we completed private placements to the Series E Preferred Stock option holders of 27,000 additional shares of Series E Preferred Stock, which resulted in gross proceeds to us of approximately $675,000. Each share of Series E Preferred Stock, among other things, (i) earns a 6% dividend payable, at our discretion, in cash or Common Stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding Preferred Stock over our Common Stock, (iii) is convertible at the initial conversion rate into 3.5511 shares of Common Stock and (iv) may be converted to Common Stock by us at any time.

        On July 30, 2004, we completed a secondary public offering of Common Stock wherein we sold 899,999 shares of Common Stock. The shares were sold to the public at $10.25 per share. The net proceeds were approximately $8,334,000.

        On January 22, 2004, we sold in private placements pursuant to Regulation D and Regulation S of the Securities Act (i) 200,000 shares of our Series D Preferred Stock, $0.01 par value, at a stated value of $25.00 per share and (ii) warrants to purchase 200,000 shares of our Common Stock with a $16.00 per share exercise price, for the aggregate consideration of $5,000,000 before issuance cost. The net proceeds were approximately $4,571,000. Each share of Series D Preferred Stock, among other things, (i) earns a 6% dividend payable, at our discretion, in cash or Common Stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding preferred stock, (iii) is convertible at the initial conversion rate into 2.7778 shares of Common Stock and (iv) may be converted to Common Stock by us at any time. The related warrants expire five years from the date of grant.

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

        On September 25, 2002 and October 28, 2002, we issued an aggregate of 76,725 shares of our Series B Preferred Stock and 191,812 related warrants in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The warrants have an exercise period of five years from the date of issuance and an exercise price of $6.125 per share. The securities were sold pursuant to exemptions from registration under the Securities Act and were subsequently registered on Form S-3 (Registration Statement No. 333-101197). The gross proceeds of the offering were $1,918,125 and the net proceeds were approximately $1,859,000.

        On February 14, 2002 and February 22, 2002, we issued an aggregate of 160,100 shares of our Series A Preferred Stock and 400,250 related warrants in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. In connection with this offering, we issued in the aggregate 60,000 shares of Common Stock and 760,000 warrants to purchase shares of Common Stock to consultants assisting in the private placements. The warrants have an exercise period of five years from the date of issuance and exercise prices of (i) $6.00 per share for 500,000 warrants, (ii) $9.00 per share for 130,000 warrants and
(iii) $12.00 per share for 130,000 warrants. The $9.00 and $12.00 warrants did not vest, and therefore were cancelled, since our Common Stock did not meet or exceed the respective exercise price for 20 consecutive trading days prior to January 31, 2003. The gross proceeds of the offering were $4,003,000 and the net proceeds were $3,849,000.

        On December 8, 2000, we completed a private placement offering that raised net proceeds of approximately $4,306,000 of additional net equity capital through the issuance of 584,250 shares of Common Stock.

        On April 26, 1999, we issued 1,150,000 shares of Common Stock through our IPO, resulting in net proceeds of approximately $9,173,000. The underwriters in our IPO received warrants to purchase 100,000 additional shares of Common Stock at $16.00 per share. Those warrants were due to expire on April 25, 2004. All warrants other than warrants to purchase 21,400 shares expired. The warrant to purchase 21,400 shares was pursuant to an agreement with the holder and subsequently exercised.

        Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with the efforts of our Scientific Consortium and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research in preclinical and clinical trials, increased administrative expenses to support research and development and commercialization operations and increased capital expenditures for regulatory approvals, expanded research capacity and various equipment needs.

        As of March 31, 2007, we had federal net operating loss carry-forwards of approximately $85,557,000, which expire from 2008 through 2027. We also had approximately $83,559,000 of state net operating loss carryforwards as of March 31, 2007, which expire from 2009 through 2027, available to offset certain future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $250,000 of our net operating loss carryforwards for federal purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2007, we had federal income tax credit carryforwards of approximately $1,885,000, which expire from 2008 through 2027.

        We believe our existing resources, including proceeds from any grants we may receive, are sufficient to meet our planned expenditures through June 2008, although there can be no assurance that we will not require additional funds. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as drug candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, our partners fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the development of manufacturing, our ability to maintain existing collaborative arrangements and establish new ones with other companies to provide funding to us to support these activities and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop our drug candidates and otherwise to meet our business objectives.

        We have, through our purchase of Super Insight, obtained an ownership interest in real property in the PRC on which we may construct a pharmaceutical manufacturing facility. We are exploring the possibility of housing a pharmaceutical production facility for the manufacture of drug products in this facility or at other locations within PRC. We may seek partners both in the PRC and domestically to fund part or all of the capital cost of construction of the pharmaceutical production line.

I.      Payments Due under Contractual Obligations

        We have future commitments at March 31, 2007 consisting of operating lease obligations as follows:

         Year Ending
          March 31,              Lease Payments
          ---------              --------------

            2008                    98,000
                                 --------------

            2009                   103,000
                                 --------------

            2010                    99,000
                                 --------------

            Total                 $300,000
                                 --------------

J.      Results of Operations

        1. Fiscal Year Ended March 31, 2007 Compared with Fiscal Year Ended March 31, 2006

        Revenues under collaborative research and development agreements increased from approximately $3,575,000 in the fiscal year ended March 31, 2006 to approximately $4,318,000 in the fiscal year ended March 31, 2007. Revenue relating to the Clinical Research Subcontract increased from approximately $869,000 in the fiscal year ended March 31, 2006 to approximately $3,922,000 in the fiscal year ended March 31, 2007, while revenue relating to the MMV Testing Agreement decreased from approximately $2,663,000 to approximately $396,000 over the same period. Additionally there were revenues of approximately $43,000 recognized from an SBIR grant from the NIH in the fiscal year ended March 31, 2006.

        Research and development expenses decreased from approximately $9,680,000 in the fiscal year ended March 31, 2006 to approximately $8,760,000 in the fiscal year ended March 31, 2007. Expenses relating to the Clinical Research Subcontract increased from approximately $2,756,000 in the fiscal year ended March 31, 2006 to approximately $2,795,000 in the fiscal year ended March 31, 2007. Expenses relating to the MMV Testing Agreement decreased from approximately $2,650,000 in the fiscal year ended March 31, 2006 to approximately $455,000 in the fiscal year ended March 31, 2007. Expenses relating to preclinical and clinical trial costs primarily for PCP and general research increased from approximately $3,323,000 in the fiscal year ended March 31, 2006 to approximately $4,731,000 in the fiscal year ended March 31, 2007. The increase in expenses for PCP-related preclinical and clinical trial costs was primarily due to ongoing Phase III clinical trials in the United States and Latin America. Non-cash expenses of approximately $779,000 were charged to research and development in the fiscal year ended March 31, 2007 for expense related to options given during that fiscal year and options vesting during the year which are covered by SFAS No. 123(R). The non-cash expense for options in the fiscal year ended March 31, 2006 was approximately $53,000.

        General and administrative expenses were approximately $9,095,000 in the fiscal year ended March 31, 2007, compared to approximately $9,631,000 in the fiscal year ended March

31, 2006. Non-cash general and administrative expenses for Common Stock, stock options and warrants in the fiscal year ended March 31, 2007 were approximately $2,173,000 as compared to approximately $151,000 in the fiscal year ended March 31, 2006. Non-cash expenses in the fiscal year ended March 31, 2007 included (i) approximately $36,000 for the issuance of 5,000 restricted common shares to Tulane University under the Tulane License Agreement, (ii) approximately $36,000 for the issuance of 5,000 restricted shares of Common Stock to T. Stephen Thompson, our former chief executive officer, under his retirement agreement,
(iii) approximately $564,000 for the issuance of 80,000 shares of Common Stock to China Pharmaceutical for the attainment of certain milestones, and (iv) approximately $1,536,000 for expense related to options given during the fiscal year ended March 31, 2007 and options vesting during the year which are covered by SFAS No. 123(R) as compared to non-cash expenses in the fiscal year ended March 31, 2006 of (i) approximately $125,000 for the reduction in the warrant price from $15.00 to $8.80 of warrants granted to Fulcrum and the shortening of the exercise period from December 23, 2005 to November 5, 2005 and (ii) approximately $26,000 for the issuance of 2,000 shares of Common Stock for settling a disputed obligation. Legal expenses for patents increased from approximately $442,000 in the fiscal year ended March 31, 2006 to approximately $715,000 in the fiscal year ended March 31, 2007. Legal fees, primarily related to the dispute with Neurochem concerning the Neurochem Testing Agreement (including fees to the International Chamber of Commerce and expert witnesses), decreased from approximately $4,778,000 in the fiscal year ended March 31, 2006 to approximately $722,000 the fiscal year ended March 31, 2007. Ongoing expenses relating to Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech HK increased from approximately $217,000 in the fiscal year ended March 31, 2006 to approximately $236,000 in the fiscal year ended March 31, 2007. Accounting fees increased from approximately $217,000 in the fiscal year ended March 31, 2006 to approximately $228,000 in the fiscal year ended March 31, 2007. Payroll and associated expenses decreased from approximately $1,479,000 in the fiscal year ended March 31, 2006 to approximately $1,369,000 in the fiscal year ended March 31, 2007, due primarily to a reduction in administrative employees. Contract services decreased from approximately $363,000 in the fiscal year ended March 31, 2006 to approximately $257,000 in the fiscal year ended March 31, 2007. Travel expenses increased from approximately $399,000 in the fiscal year ended March 31, 2006 to approximately $502,000 in the fiscal year ended March 31, 2007. Marketing, business development and commercialization related expenses increased from approximately $339,000 in the fiscal year ended March 31, 2006 to approximately $1,722,000 in the fiscal year ended March 31, 2007. All other general and administrative expenses, primarily relating to rent, Director and Officer insurance, exchange listing fees and franchise taxes, increased from approximately $685,000 in the fiscal year ended March 31, 2006 to approximately $1,171,000 in the fiscal year ended March 31, 2007.

        Other  (see  Note  10 in  the F  section)  includes  the  award  by  the
International Court of Arbitration of the ICC for the breach of the testing agreement by Neurochem and attorneys' fees and costs of approximately $1,875,000, which reduced expenses.

        We incurred a net loss of approximately $11,133,000 for the fiscal year ended March 31, 2007, as compared to a net loss of approximately $15,525,000 for the fiscal year ended March 31, 2006.

        In the fiscal year ended March 31, 2007, we also charged deficit accumulated during the development stage of approximately $551,000 of non-cash Preferred Stock dividends and Preferred Stock premium deemed dividends as compared to approximately $764,000 in the fiscal year ended March 31, 2006.

        2. Fiscal Year Ended March 31, 2006 Compared with Fiscal Year Ended March 31, 2005

        Revenues under collaborative research and development agreements decreased from approximately $5,931,000 in the fiscal year ended March 31, 2005 to approximately $3,575,000 in the fiscal year ended March 31, 2006. Revenue relating to the Clinical Research Subcontract decreased from approximately $3,592,000 in the fiscal year ended March 31, 2005 to approximately $869,000 in the fiscal year ended March 31, 2006, while revenue relating to the MMV Testing Agreement increased from approximately $2,275,000 to approximately $2,663,000 over the same period. Additionally there were revenues of approximately $43,000 recognized from an SBIR grant from the NIH in the fiscal year ended March 31, 2006 compared to approximately $63,000 recognized in the fiscal year ended March 31, 2005.

        Research and development expenses increased from approximately $7,309,000 in the fiscal year ended March 31, 2005 to approximately $9,680,000 in the fiscal year ended March 31, 2006. Expenses relating to the Clinical Research Subcontract decreased from approximately $3,584,000 in the fiscal year ended March 31, 2005 to approximately $2,756,000 in the fiscal year ended March 31, 2006. Expenses relating to the MMV Testing Agreement increased from approximately $2,270,000 in the fiscal year ended March 31, 2005 to approximately $2,650,000 in the fiscal year ended March 31, 2006. Expenses relating to preclinical and clinical trial costs primarily for PCP increased from approximately $531,000 in the fiscal year ended March 31, 2005 to approximately $3,323,000 in the fiscal year ended March 31, 2006. The increase in expenses for PCP-related preclinical and clinical trial costs was primarily due to ongoing Phase III clinical trials in the United States and Latin America. The non-cash expense for options in the fiscal year ended March 31, 2006 was approximately $53,000 and $102,000 in the fiscal year ended March 31, 2005.

        General and administrative expenses were approximately $9,631,000 in the fiscal year ended March 31, 2006, compared to approximately $12,190,000 in the fiscal year ended March 31, 2005. Non-cash general and administrative expenses for Common Stock, stock options and warrants in the fiscal year ended March 31, 2006 were approximately $151,000 as compared to approximately $5,075,000 in the fiscal year ended March 31, 2005. Non-cash expenses in the fiscal year ended March 31, 2006 included (i) approximately $125,000 for the reduction in the warrant price from $15.00 to $8.80 of warrants granted to Fulcrum and the shortening of the exercise period from December 23, 2005 to November 5, 2005 and
(ii) approximately $26,000 for the issuance of 2,000 shares of Common Stock for settling a disputed obligation, as compared to non-cash expenses in the fiscal year ended March 31, 2005 of (i) approximately $4,531,000 for the four year extension of warrants initially issued to RADE Management Corporation ("RADE"),
(ii) approximately $233,000 for the issuance of options to purchase 20,000 shares of Common Stock issued to Mr. Tony Mok for consulting services in the PRC, (iii) approximately $301,000 for the extension of the warrants granted to Fulcrum to December 23, 2005 and (iv) approximately $10,000 for the extension of 21,400 underwriter warrants from April 24, 2004 to May 11, 2004. Legal expenses for patents decreased from approximately $449,000 in the fiscal year ended March 31, 2005 to approximately $442,000 in the fiscal year ended March 31, 2006. Legal fees, primarily related to the dispute with Neurochem concerning the Neurochem Testing Agreement (including fees to the International Chamber of Commerce and expert witnesses), increased from approximately $2,393,000 in the fiscal year ended March 31, 2005 to approximately $4,778,000 in the fiscal year ended March 31, 2006. Ongoing expenses relating to Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech HK decreased from approximately $347,000 in the fiscal year ended March 31, 2005 to approximately $217,000 in the fiscal year ended March 31, 2006. Accounting fees increased from approximately $199,000 in the fiscal year ended March 31, 2005 to approximately $217,000 in the fiscal year ended March 31, 2006. Payroll and associated expenses increased from approximately $1,187,000 in the fiscal year ended March 31, 2005 to approximately $1,479,000 in the fiscal year ended March 31, 2006, due primarily to new hires. Contract services increased from approximately $277,000 in the fiscal year ended March 31, 2005 to approximately $363,000 in the fiscal year ended March 31, 2006, due primarily to the use of consultants and market research. Travel expenses decreased from approximately $500,000 in the fiscal year ended March 31, 2005 to approximately $399,000 in the fiscal year ended March 31, 2006. Insurance and state franchise taxes increased from approximately $476,000 in the fiscal year ended March 31, 2005 to approximately $561,000 in the fiscal year ended March 31, 2006. Marketing related expenses decreased from approximately $662,000 in the fiscal year ended March 31, 2005 to approximately $339,000 in the fiscal year ended March 31, 2006. All other general and administrative expenses increased from approximately $625,000 in the fiscal year ended March 31, 2005 to approximately $685,000 in the fiscal year ended March 31, 2006.

        We incurred a net loss of approximately $15,525,000 for the fiscal year ended March 31, 2006, as compared to a net loss of approximately $13,433,000 for the fiscal year ended March 31, 2005.

        In the fiscal year ended March 31, 2006, we also charged deficit accumulated during the development stage of approximately $764,000 of non-cash Preferred Stock dividends and Preferred Stock premium deemed dividends as compared to approximately $580,000 in the fiscal year ended March 31, 2005.

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

        4.   Unaudited Selected Quarterly Information

        The following table sets forth certain unaudited selected quarterly information (amounts in thousands, except per share amounts):

                                                                                Fiscal Quarter Ended
                                                         ----------------------------------------------------------------
                                                          March 31,       December 31,     September 30,        June 30,
                                                            2007              2006             2006               2006
                                                         -----------      -----------       -----------       ----------
Statements of Operations Data:
REVENUES................................                 $   1,339        $     546         $     491         $   1,942
                                                         -----------      -----------       -----------       ----------
EXPENSES:
  Research and development..............                     2,674            1,862             1,755             2,469
  General and administrative............                     1,881            2,630(6)          2,364             2,220(4)
  Other                                                                                        (1,875)(5)
    Total expenses...........                                4,555            4,492             2,244             4,689
LOSS FROM OPERATIONS....................                    (3,216)          (3,946)           (1,753)           (2,747)
                                                         -----------      -----------       -----------       -----------
OTHER INCOME(EXPENSE):
  Interest income.......................                       131              117               132               150
NET LOSS................................                    (3,085)          (3,829)           (1,621)           (2,597)
PREFERRED STOCK DIVIDENDS AND PREFERRED STOCK PREMIUM
  DEEMED DIVIDENDS(1)...................                      (134)            (137)             (137)             (143)
                                                         -----------      -----------       -----------       ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS             $  (3,219)       $  (3,966)        $  (1,758)        $  (2,740)
                                                         ===========      ===========       ===========       ==========
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Net loss..............................                 $   (0.21)      $    (0.27)       $    (0.12)       $    (0.19)
  Preferred Stock dividends.............                     (0.01)           (0.01)            (0.01)            (0.01)
                                                         -----------      -----------       -----------       ----------
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS...................                 $   (0.22)      $    (0.28)       $    (0.13)       $    (0.20)
                                                         ===========      ===========       ===========       ==========


                                                                                 Fiscal Quarter Ended
                                                         ----------------------------------------------------------------
                                                           March 31,       December 31,      September 30,     June 30,
                                                             2006             2005              2005             2005
                                                          -----------      -----------       -----------      ----------
Statements of Operations Data:
REVENUES................................                  $     251        $     965         $     880        $   1,479
                                                          -----------      -----------       -----------      ----------
EXPENSES:
  Research and development..............                      1,914            2,825             2,672            2,269
  General and administrative............                      1,426            2,144(3)          3,329            2,732(2)
  Other
    Total expenses...........                                 3,540            4,969             6,001            5,001
LOSS FROM OPERATIONS....................                     (3,089)          (4,004)           (5,121)          (3,522)
                                                         -----------      -----------       -----------       ----------
OTHER INCOME(EXPENSE):
  Interest income.......................                         89               21                43               58
                                                         -----------      -----------       -----------       ----------
NET LOSS................................                     (3,000)          (3,983)           (5,078)          (3,464)
PREFERRED STOCK DIVIDENDS AND PREFERRED STOCK PREMIUM
  DEEMED DIVIDENDS(1)...................                       (432)            (108)             (105)            (119)
                                                         -----------      -----------       -----------      ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS              $  (3,432)       $  (4,091)        $  (5,183)       $  (3,583)
                                                         ===========      ===========       ===========       ==========


NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Net loss..............................                 $    (0.25)      $    (0.34)       $    (0.44)      $    (0.30)
  Preferred Stock dividends.............                      (0.04)           (0.01)            (0.01)           (0.01)
                                                         -----------      -----------       -----------       ----------
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS...................                 $    (0.29)      $    (0.35)       $    (0.45)      $    (0.31)
                                                         ===========      ===========       ===========       ==========

--------------------------------

(1) See Note 8 to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on the Preferred Stock dividends.

(2) Includes $26 of costs related to the issuance of 2,000 common shares for settling a disputed obligation.

(3) Includes $125 of costs related to the reduction of the price of the Fulcrum warrants from $15.00 to $8.80 and the shortening of the expiration date from December 23, 2006 to November 5, 2006.

(4) Includes $36 of costs relating to the issuance of 5,000 common shares to Tulane University for the AQ-13 agreement and $36 of costs relating to the issuance of 5,000 common shares under the T. Stephen Thompson retirement agreement.

(5) Includes the award by the International Court of Arbitration of the ICC for the breach of the Neurochem Testing Agreement and attorneys' fees and costs of approximately $1,875,000.

(6) Includes $564 of costs relating to the issuance of 80,000 common shares to China Pharmaceutical for the attainment of certain milestones.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements appear following Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.     CONTROLS AND PROCEDURES

A.      Disclosures and Procedures

        We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures, which took place as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

C.      Management's Report on Internal Control Over Financial Reporting

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Chief

Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their Report on Internal Control over Financial Reporting which is included in this Annual Report on Form 10-K on page F-2.

ITEM 9B.     OTHER INFORMATION

        On June 8, 2007, the Company entered into an exclusive licensing agreement pursuant to which we have licensed to Par Pharmaceutical Companies, Inc. ("Par") commercialization rights in the United States to pafuramidine for the treatment of PCP in AIDS patients.

        In return, we received an initial payment of $3 million. Par will also pay us as much as $29 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and FDA regulatory review and approval. In addition to royalties on sales, we may receive up to $115 million in additional milestone payments on future sales and will retain the right to co-market pafuramidine in the United States. We have also granted Par a right of first offer to negotiate a license agreement with us if we determine that pafuramidine can be used for the treatment and/or prophylaxis of malaria.

                                   PART III.


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      Information Regarding Directors and Executive Officers

        The table below sets forth the names and ages of our directors and executive officers as of June 4, 2007, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table. Each director serves for a term of one year and is eligible for reelection at our next annual stockholders' meeting.

        Name                      Age                                Position(s)
-------------------------------- -----  --------------------------------------------------------------------------
Eric L. Sorkin                     47    President, Chief Executive Officer and Chairman of the Board of Directors

Cecilia Chan                       44    Executive Director and Director

Gary C. Parks                      57    Chief Financial Officer, Secretary and Treasurer

Carol Ann Olson, MD, Ph.D.         54    Senior Vice President and Chief Medical Officer

Judy Lau                           46    Director

Levi H.K. Lee, MD                  65    Director

Donald F. Sinex                    56    Director

        Eric L. Sorkin, President, Chief Executive Officer and Chairman of the Board of Directors. In 2000, Mr. Sorkin became a director of the Registrant. In 2005, he was appointed Chairman of the Board of Directors and in January 2006, Chief Executive Officer. He became President in May 2006. Mr. Sorkin began his career on Wall Street in 1982 at Dean Witter, which is now a subsidiary of Morgan Stanley. From an entry-level position, he was promoted to Managing Director within six years. Mr. Sorkin was among the core group of professionals at Dean Witter that developed the firm's investment portfolio to assets of over $3 billion. Mr. Sorkin was responsible for investment selection, negotiations, transaction and financial structuring, debt placement and asset management. Mr. Sorkin was a Vice President, owner, and/or director of over 20 public investment partnerships with investment funds totaling over $1 billion. In 1993, Mr. Sorkin created his own investment firm and began making private equity investments in the United States and in the PRC. Mr. Sorkin graduated from Yale University with a B.A. in Economics.

        Cecilia Chan, Executive Director and Director. Ms. Chan has served as a member of the Board of Directors since November 16, 2001. She joined the Registrant as Vice President in July, 1999 and was appointed to her current post, Executive Director, in March, 2006. She has 20 years of experience in making investments and in business development. She began working on our growth strategy in 1998, spearheading our IPO in April 1999. Ms. Chan is responsible for strategic development, fund raising and directing our uses of capital resources. Prior to joining us, Ms. Chan was a Vice President at Dean Witter until 1993 and thereafter concentrated her efforts as a private investor until she joined us. During her eight years at Dean Witter, Ms. Chan completed over $500 million in investments and was Vice-President of public partnerships having assets in excess of $800 million. Since 1993, Ms. Chan has developed and funded investments in the United States and in the PRC. She graduated from New York University in 1985 with a Bachelor of Science degree in International Business.

        Gary C. Parks, Secretary, Treasurer and Chief Financial Officer. Mr. Parks joined us in January 1994, having previously served at Smallbone, Inc., from 1989 until 1993, where he was Vice President, Finance. Mr. Parks was a Division Controller with International Paper from 1986 to 1989. Prior to that, he was Vice President, Finance, of SerckBaker, Inc., a subsidiary of BTR plc, from 1982 to 1986 and a board member of SerckBaker de Venezuela. Mr. Parks holds a B.A. from Principia College and an MBA from the University of Michigan.

        Carol Ann Olson, MD, Ph.D., Senior Vice President and Chief Medical Officer. Dr. Olson leads the development of our pharmaceutical products from drug candidate status through global registration and launch, followed by appropriate life cycle management. She is responsible for strategic planning and execution of all aspects of the clinical development plans, including preclinical and clinical research, chemistry, manufacturing and controls, regulatory affairs, and regulatory compliance and quality assurance. Dr. Olson joined the Company in October 2004 from Abbott Laboratories, where she worked for 11 years in various functions, most recently as Global Project Head and Global Medical Director for all Abbott antibiotics. In this capacity, Dr. Olson handled strategic planning, execution of clinical development plans, drug product safety, scientific communications, regulatory affairs planning and execution, and support for the commercial success of these products. Dr. Olson received her MD with Honors in 1986 from The Pritzker School of Medicine, The University of Chicago, and her Ph.D. in Biochemistry in 1982 from The University of Chicago. While at Abbot Laboratories she received the Outstanding Achievement Award, Global Medical Affairs (2001) and the Chairman's Award (1994).

        Judy Lau, Director. Ms. Lau has served as a member of the Board of Directors since October 31, 2003. Since July 2002, Ms. Lau has served as the Chairperson of Convergent Business Group, a Hong Kong-based investment advisory firm with investments focused in high technology, life sciences, healthcare and environmental engineering projects in the greater China region. From May of 2001 to July of 2002, Ms. Lau served as General Manager of China Overseas Venture Capital Co. Ltd., a venture capital firm. From October of 2000 to April of 2001, Ms. Lau served as Chief Executive Officer of the Good Fellow Group, a Chinese investment firm; and from March of 1999 to September of 2000, Ms. Lau was the Managing Director of America Online HK, an Internet Service Provider and Hong Kong affiliate of Time Warner, Inc. From April of 1998 to February of 1999, Ms. Lau worked as a consultant to Pacific Century Group. Ms. Lau has served in the position of Director of Immtech HK since June, 2003. Ms. Lau was named in 2000, one of the thirty-six most influential Business Women of Hong Kong by Capital Magazine and is a Fellow of the Hong Kong Association for the Advancement of Science and Technology.

        Levi Hong Kaye Lee, MD, Director. Dr. Lee has served as Director since October 31, 2003. Dr. Lee has been in private medical practice, specializing in pediatrics, since 1971. His practice is located in Hong Kong. Dr. Lee received a B.A. in Biochemistry from the University of California, Berkeley, in 1962, and received his M.D. from the University of California, San Francisco, in 1966. Dr. Lee has served in the position of Director of Immtech HK since June, 2003. He was appointed a Diplomat of the American Board of Pediatrics in 1971.

        Donald F. Sinex, Director. Mr. Sinex has served as a Director since October 2006. Since 1997, Mr. Sinex has been a partner with Devonwood Investors, LLC, a private equity firm specializing in real estate and general corporate investments. Prior to founding Devonwood Investors in 1997, Mr. Sinex was executive vice president and managing director of JMB Realty Corporation, one of the largest commercial real estate companies in the United States. While at JMB Realty Corporation, Mr. Sinex managed all acquisitions and investments in New York City, Washington, and Boston, and completed acquisitions of over $6.5 billion of assets during his tenure. Mr. Sinex received his B.A. from the University of Delaware, a J.D. degree from the University of Miami School of Law, and an MBA from the Harvard Business School

B.      Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our Common Stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us, we believe that during the fiscal year ended March 31, 2007, our directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them. Dr. Carol Ann Olson was late with one Form 4 filing due to an administrative error.

C.      Board Committees

        The Board of Directors has an Audit Committee, a Compensation Committee and a nominating committee. The function, composition, and number of meetings of each of these committees are described below.

        1.      Audit Committee

        The Audit Committee (a) has sole authority to appoint, replace and compensate our independent registered public accounting firm and is directly responsible for oversight of its work; (b) approves all audit fees and terms, as well as any permitted non-audit services; (c) meets and discusses directly with our independent registered public accounting firm its audit work and related matters and (d) oversees and performs such investigations with respect to our internal and external auditing procedures and affairs as the Audit Committee deems necessary or advisable and as may be required by applicable law. Our audit committee's charter can be found in the "Corporate Governance" section of our website at www.immtechpharma.com.

        The members of the Audit Committee are Mr. Sinex (Chairman), Dr. Lee and Ms. Lau. Each member of the audit committee is "independent" in accordance with the current listing standards of the American Stock Exchange and Mr. Sinex qualifies as an "audit committee financial expert" as defined under the rules of the SEC.

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

        The members of the Compensation Committee are Ms. Lau (Chairman), Dr. Lee and Mr. Sinex. Each member of the compensation committee is "independent" in accordance with the current listing standards of the American Stock Exchange. Our compensation committee's charter can be found in the "Corporate Governance" section of our website at www.immtechpharma.com.

        3.      Nominating Committee

        The nominating committee has authority to review the qualifications of, interview and nominate candidates for election to the board of directors. Our nominating committee's charter can be found in the "Corporate Governance" section of our website at www.immtechpharma.com. The members of the nominating committee are Dr. Lee (Chairman), Ms. Lau and Mr. Sinex. Each member of the nominating committee is "independent" in accordance with the current listing standards of the American Stock Exchange.

        The primary functions of the nominating committee are to:

        o recruit, review and nominate candidates for election to the board of directors;

        o monitor and make recommendations regarding committee functions, contributions and composition;

        o develop the criteria and qualifications for membership on the board of directors; and

        o    administer any director compensation plan.

        The nominating committee will consider recommendations for director candidates submitted in good faith by stockholders. A stockholder recommending an individual for consideration by the nominating committee must provide (i) evidence in accordance with Rule 14a-8 of the Exchange Act of compliance with the stockholder eligibility requirements, (ii) the written consent of the candidate(s) for nomination as a director, (iii) a resume or other written statement of the qualifications of the candidate(s) and (iv) all information regarding the candidate(s) that would be required to be disclosed in a proxy statement filed with the SEC if the candidate(s) were nominated for election to the board, including, without limitation, name, age, business and residence address and principal occupation or employment during the past five years. Stockholders should send the required information to the Company at 150 Fairway Drive, Suite 150, Vernon Hills , Illinois 60061, Attention: Mr. Gary C. Parks.

        For board membership, the nominating committee takes into consideration applicable laws and regulations (including those of the American Stock Exchange), diversity, age, skills, experience, integrity, ability to make independent analytical inquires, understanding of Immtech's business and business environment, willingness to devote adequate time and effort to board responsibilities and other relevant factors.

D.      Communications with the Board of Directors

        The board has provided a procedure for stockholders or other persons to send written communications to the board, a board committee or any of the directors, including complaints to the audit committee regarding accounting, internal accounting controls, or auditing matters. Stockholders may send written communications to the board, the appropriate committee or any of the directors by certified mail only, c/o Audit Committee Chairman, Immtech Pharmaceuticals, Inc., One North End Avenue, New York, NY 10282. All such written communications will be compiled by the Chairman of the Audit Committee and submitted to the board, a committee of the board or the individual directors, as appropriate, within a reasonable period of time. These communications will be retained with Immtech's corporate records.

E.      Code of Ethics

        We have adopted a "Code of Ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions with Immtech and our subsidiaries as well as all of our other employees. A copy of our Code of Ethics is available on our Internet website (www.immtechpharma.com).

F.      Family Relationships

        There are no family relationships between or among any officer or director of Immtech.

                         ITEM 11. EXECUTIVE COMPENSATION

A.      Compensation Discussion and Analysis

        1.      Overview

        The compensation committee of our board of directors has overall responsibility for the compensation program for our executive officers. Our compensation committee consists solely of independent directors, as determined by the American Stock Exchange listing standards. The committee's responsibilities are set forth in its charter, which you can find on our website at www.immtechpharma.com.

        The compensation committee is responsible for establishing policies and otherwise discharging the responsibilities of the board with respect to the compensation of our executive officers, senior management, and other employees. In evaluating executive officer pay, the compensation committee may retain the services of an independent compensation consultant or research firm and consider recommendations from the chief executive officer and persons serving in supervisory positions over a particular officer or executive officer with respect to goals and compensation of the other executive officers. The compensation committee assesses the information it receives in accordance with its business judgment. The compensation committee also periodically is responsible for administering all of our incentive and equity-based plans. All decisions with respect to executive compensation are first approved by the compensation committee and then submitted, together with the compensation committee's recommendation, to the independent members of the board for final approval.

        We believe that the compensation of our executives should reflect their success in attaining key operating objectives. Compensation is based on growth of operating earnings and earnings per share, return on assets, satisfactory results of regulatory examinations, growth or maintenance of market share and long-term competitive advantage, which lead to attaining an increased market price for our stock. We promote asset growth and asset quality. We believe the performance of the executives in managing our company, considering general economic and company, industry and competitive conditions, should be the basis for determining our executives' overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable. The price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of our company by our executives. We seek to have the long-term performance of our stock reflected in executive compensation through our stock option program.

        Elements of compensation for our executives include:

        o base salary (typically subject to upward adjustment annually based on individual performance);

        o    stock option awards;

        o    401(k)  plan  contributions;  and

        o    health, disability and life insurance.

        In making its recommendations to our independent directors, our compensation committee relies upon its own judgment in making compensation decisions, after reviewing the performance of the company and carefully evaluating an executive's performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with our company, current compensation arrangements and long-term potential to enhance shareholder value. Our compensation committee also reviews the history of all the elements of each executive officer's total compensation over the past several years and compares the compensation of the executive officers with that of the executive officers in an appropriate market comparison group comprised of other biotechnology and pharmaceutical companies similar in size, stage of development and other characteristics. Typically, our chief executive officer makes compensation recommendations to our compensation committee with respect to the executive officers who report to him. Our compensation committee also considers recommendations submitted by other persons serving in a supervisory position over a particular officer or executive officer. Such executive officers are not present at the time of these deliberations. The compensation committee then makes its formal recommendations to the other independent members of our board which then sets the final compensation for officers and executive officers.

        We choose to pay the various elements of compensation discussed in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for primarily long-term strategic goals, while considering short-term performance. The amount of each element of compensation is determined by or under the direction of our compensation committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

        o performance against corporate and individual objectives for the previous year;

        o    difficulty of achieving desired results in the coming year;

        o    value  of  their  unique  skills  and   capabilities  to  support
             long-term performance of the Company;

        o    performance of their management responsibilities;

        o whether an increase in responsibility or change in title is warranted; and

        o    contribution as a member of the executive management team.

        Our allocation between long-term and currently paid compensation is intended to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our shareholders. We provide cash compensation in the form of base salary to meet competitive salary norms and reward performance on an annual basis. We provide non-cash compensation to reward performance against specific objectives and long-term strategic goals. Our compensation package for the fiscal year ending March 31, 2007 ranges from 100% to 53% in cash compensation and 0% to 47% in non-cash compensation, including benefits and equity-related awards. We believe that this ratio is competitive within the marketplace for companies at our stage of development and appropriate to fulfill our stated policies.

        2.      Elements of Compensation

         i.      Base Salary

        Our compensation committee desires to establish salary compensation for our executive officers based on our operating performance relative to comparable peer companies over a three year period. In recommending base salaries for the fiscal year ending March 31, 2007, our compensation committee considered salaries paid to executive officers of other biotechnology and pharmaceutical companies similar in size, stage of development and other characteristics. Our compensation committee's objective is to provide for base salaries that are competitive with the average salary paid by our peers. In making its recommendations, our compensation committee takes into account recommendations submitted by persons serving in a supervisory position over a particular officer or executive officer.

        With respect to our fiscal year end March 31, 2007, the base salaries for our executive officers are reflected in our summary compensation table below.

        Base salaries for the current fiscal year are as follows:

        --------------------------------------- --------------------------

        Eric L. Sorkin                          $ 375,000
        --------------------------------------- --------------------------

        Cecilia Chan                            $ 201,234
        --------------------------------------- --------------------------

        Gary Parks                              $ 200,000
        --------------------------------------- --------------------------

        Carol Olson                             $ 235,000
        --------------------------------------- --------------------------


         ii.     Bonus and Other Non-Equity Incentive Plan Compensation

        Given our stage of development and our desire to conserve cash, we generally do not award cash bonuses or provide for other non-equity incentive plan compensation. However, Mr. Sorkin, our chief executive officer, is entitled to a cash bonus of up to 60% of his base salary for each year of his employment with us based on milestones to be determined by our compensation committee pursuant to the terms of his employment agreement with us. Those milestones have not yet been determined for the current fiscal year. iii. Stock Option and Equity Incentive Programs

        We believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and closely align the interests of our executive officers with the interests of our shareholders. Because of the direct relationship between the value of an option and the market price of our common stock, we have always believed that granting stock options is the best method of motivating the executive officers to manage our Company in a manner that is consistent with the interests of our Company and our shareholders. In addition, the vesting feature of our equity grants should aid officer retention because this feature provides an incentive to our executive officers to remain in our employ during the vesting period. In determining the size of equity grants to our executive officers, our compensation committee considers our company-level performance, the applicable executive officer's performance, the period during which an executive officer has been in a key position with us, comparative share ownership of our competitors, the amount of equity previously awarded to the applicable executive officer, the vesting of such awards, the number of shares available under our 2000 Plan, the limitations under our 2000 Plan and the recommendations of management and any other consultants or advisors with whom our compensation committee may choose to consult.

        We currently do not have any formal plan requiring us to grant, or not to grant, equity compensation on specified dates. With respect to newly hired executives, our practice is typically to consider stock grants at the first meeting of the compensation committee and board, following such executive's hire date. The recommendations of the compensation committee are subsequently submitted to the board for approval. We intend to ensure that we do not award equity grants in connection with the release, or the withholding, of material non-public information, and that the grant value of all equity awards is equal to the fair market value on the date of grant.

        We entered into an employment agreement with Mr. Sorkin in December 2006 pursuant to which we intended to grant Mr. Sorkin stock options to purchase to purchase up to 325,000 of our shares of common stock, subject to stockholder approval of a new equity incentive plan. In March 2007, we amended and restated the agreement at Mr. Sorkin's request to remove the requirement that he be granted stock options to purchase up to 325,000 shares of our common stock, and to provide that he will be eligible for future stock options conditioned on our achievements and milestones as determined by our compensation committee and our other independent directors.

        We granted stock options to the executive officers on October 16, 2006. In keeping with our standard policy and practice, the exercise price of the stock options that were awarded was $ 5.74 per share, the fair market value on the date of grant. The options generally vest ratably over a two year period from the date of grant and expire ten years from the date of grant. The options that were granted are set forth in the Grants of Plan-Based Awards table below. All options are intended to be qualified stock options as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to the extent possible.

         iv. Perquisites

        Our executives do not receive any perquisites and are not entitled to benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

         v.      Defined Contribution Plan

        We maintain a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees subject to certain minimum age and service requirements. Our 401(k) plan allows employees to make voluntary contributions. The assets of the 401(k) plan are held in trust for participants and are distributed upon the retirement, disability, death or other termination of employment of the participant.

        Employees who participate in our 401(k) may contribute to their 401(k) account up to the maximum amount that varies annually in accordance with the Internal Revenue Code. We also make available to 401(k) plan participants the ability to direct the investment of their 401(k) accounts in various investment funds.

        3.      Employment Agreements

        In general, we do not enter into formal employment agreements with our employees, other than our chief executive officer. We have entered into an employment agreement with Mr. Sorkin, our current president and chief executive officer, and previously Mr. Thompson, our former president and chief executive officer.

        Our compensation committee recommended these agreements in part to enable us to induce our chief executives to work at a small, dynamic and rapidly growing company where their longer-term compensation would largely depend on future stock appreciation. Our chief executive officer may from time to time have competitive alternatives that may appear to him to be more attractive or less risky than working at Immtech. The change in control and severance benefits also mitigate a potential acquisition of the company, particularly when services of the executive officer may not be required by the acquiring company. A description of the terms of these agreements, including post-employment payments and triggers, is included in the section entitled "Potential Payments Upon Termination or Change in Control."

        4.      Accounting and Tax Considerations

        We select and implement our various elements of compensation for their ability to help us achieve our performance and retention goals and not based on any unique or preferential financial accounting treatment. In this regard,
Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes. Compensation realized upon the exercise of stock options is considered performance based if, among other requirements, the plan pursuant to which the options are granted has been approved by the a company's stockholders and has a limit on the total number of shares that may be covered by options issued to any plan participant in any specified period. Options granted under our Amended & Restated 2000 Stock Incentive Plan are considered performance based. Therefore any compensation realized upon the exercise of stock options granted under the 2000 Plan will be excluded from the deductibility limits of
Section 162(m). While we have not adopted a policy requiring that all compensation be deductible, we consider the consequences of Section 162(m) in designing our compensation practices.

        5.      Stock Ownership Guidelines

        Although we have not adopted any stock ownership guidelines, we believe that our compensation of executive officers, which includes the use of stock options, results in an alignment of interest between these individuals and our stockholders.

B.      Report of the Compensation Committee

        The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the "CD&A") for the year ended March 31, 2007 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board that the CD&A be included in the Annual Report on Form 10-K for the year ended March 31, 2007 for filing with the Securities and Exchange Commission.

                        By the Compensation Committee of the Board of Directors:

                                          Judy Lau, Compensation Committee Chair

                              Levi H.K. Lee, M.D., Compensation Committee Member

                                  Donald F. Sinex, Compensation Committee Member

C.      Named Executive Officer Compensation

                                                 SUMMARY COMPENSATION TABLE

                                                                                          Change in
                                                                                           Pension
                                                                          Non-equity      Value and
Name and                                            Stock       Option  Incentive Plan       NQDC        All Other
Principal                    Salary      Bonus      Awards      Awards   Compensation      Earnings    Compensation      Total
Position            Year        $          $          $           $ (2)        $              $              $             $
--------            ----        -          -          -           -            -              -              -             -
Eric L. Sorkin(1)   2007     0           -----      -----      $201,465      -----          -----          -----        $201,465
Chief Executive
Officer and
Chairman
Cecilia Chan        2007    $201,234     -----      -----      $101,656      -----          -----          -----        $302,890
Executive
Director and
Director
Gary C. Parks       2007    $188,431     -----      -----      $111,760      -----          -----          -----        $300,191
Secretary,
Treasurer and
Chief Financial
Officer

Carol Ann Olson,    2007    $223,333     -----      -----      $200,624      -----          -----          -----        $423,957
MD, Ph.D.
Senior Vice
President and
Chief Medical
Officer


--------------------------------

(1) Mr. Sorkin became Chief Executive Officer on January 23, 2006 and subsequently became President on May 1, 2006. Mr. Sorkin's direct compensation started April 1, 2007 at an annual rate of $375,000.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of the stock options granted to each of the named executive officers in 2007 and prior fiscal years, in accordance with SFAS 123(R). The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, please refer to the notes in our financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

D.      Stock Option Grants and Exercises During the Fiscal Year Ended March 31
        ,2007

        The following table sets forth information concerning stock option grants made during the fiscal year ended March 31, 2007, to our executive officers named in the "Summary Compensation Table" above. This information is for illustration purposes only and is not intended to predict the future price of our Common Stock. The actual future value of the options will depend on the market value of the Common Stock.

                        GRANTS OF PLAN-BASED AWARDS

                                       Estimated                    Estimated
                                     Future Payouts               Future Payouts        All Other
                                    Under Non-Equity               Under Equity           Stock    All Other
                                  Incentive Plan Awards        Incentive Plan Awards      Awards:   Options    Exercise
                             ----------------------------- ----------------------------   Number     Awards:   or Base      Grant
                                                                                            of     Number of   Price of   Date Fair
                                                                                          Shares   Securities   Option     Value of
                                                                                         of Stock  Underlying   Awards     Option
                    Grant    Threshold   Target   Maximum   Threshold   Target  Maximum  or Units  Options (#)  ($/Sh)     Awards
        Name         Date       ($)        ($)       ($)       ($)       ($)       ($)     (#)       (#) (1)      (2)      ($) (3)
----------------   -------- ----------- -------- --------- ----------- -------- ------- ---------- -----------  ------     -------
Eric L. Sorkin     10/16/06    ----      ----       ----      ----      ----      ----    ----       75,000      5.74      362,009
Cecilia Chan       10/16/06    ----      ----       ----      ----      ----      ----    ----       75,000      5.74      362,009
Gary C. Parks      10/16/06    ----      ----       ----      ----      ----      ----    ----       30,000      5.74      144,803
Carol Ann Olson    10/16/06    ----      ----       ----      ----      ----      ----    ----       30,000      5.74      144,803


(1) These options vest and become exercisable in equal monthly installments with the first installment vesting on October 16, 2006. The options expire 10 years from the date of grant on October 16, 2006.

(2) This column shows the exercise price for the stock options granted, which was the closing price of our common stock on October 16, 2006, the date of grant.

(3) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of the stock options granted to each of the named executive officers in 2007 in accordance with SFAS 123(R). The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, please refer to the notes in our financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

        The following table sets forth certain information with respect to outstanding option and warrant awards of the named executive officers for the fiscal year ended March 31, 2007.

                                OUTSTANDING EQUITY AWARDS AT MARCH 31, 2007

                                        Option/Warrant Awards                                        Stock Awards
                   ------------------------------------------------------------------   --------------------------------------------
                                                                                                                            Equity
                                                                                                                          Incentive
                                                                                                               Equity       Plan
                                                                                                              Incentive    Awards:
                                                                                                                Plan      Market or
                                                     Equity                                         Market     Awards:     Payout
                       Number of    Number of    Incentive Plan                                    Value of   Number of   Value of
                      Securities    Securities       Awards                                       Shares or   Unearned    Unearned
                      Underlying    Underlying      Number of                          Number of   Units of    Shares,      Shares,
                      Unexercised  Unexercised    Securities                           Shares or     Stock    Units or    Units or
                       Options/      Options/       Underlying  Option/    Option/     Units of    that Have    Other      Other
                       Warrants      Warrants      Unexercised  Warrant    Warrant     Stock That     Not    Rights that Rights that
                       Exercisable  Unexercisable  Unearned     Exercise  Expiration    Have Not    Vested     Have Not     Have
           Name        (#)(1)        (#)(1)       Options (#)   Price($)  Date (2)     Vested (#)     ($)     Vested (#)  Vested ($)
------------------ ---------------- -------------- ------------- -------- ------------ ----------- --------- ------------ ----------
Eric L. Sorkin         36,923 (3)             0        ---        6.47    7/24/2008     ---         ---        ---          ---
                      173,077 (3)             0        ---        6.47   10/12/2008     ---         ---        ---          ---
                              972             0        ---        2.55   12/24/2007     ---         ---        ---          ---
                           22,000             0        ---       14.29     2/2/2014     ---         ---        ---          ---
                           22,000             0        ---       11.03   11/16/2014     ---         ---        ---          ---
                           12,153         8,681        ---        7.85    1/25/2016     ---         ---        ---          ---
                           15,625        59,325        ---        5.74   10/16/2016     ---         ---        ---          ---

Cecilia Chan           50,123 (3)             0        ---        6.47    7/24/2008     ---         ---        ---          ---
                      173,077 (3)             0        ---        6.47   10/12/2008     ---         ---        ---          ---
                           22,000             0        ---        2.55   12/24/2012     ---         ---        ---          ---
                           25,000             0        ---       21.66    11/6/2013     ---         ---        ---          ---
                           20,000             0        ---        9.41     9/8/2014     ---         ---        ---          ---
                           15,625        59,325        ---        5.74   10/16/2016     ---         ---        ---          ---

Gary C. Parks              14,195             0        ---        1.74    4/16/2008     ---         ---        ---          ---
                           10,000             0        ---       10.00    7/20/2011     ---         ---        ---          ---
                           25,000             0        ---        2.55   12/24/2012     ---         ---        ---          ---
                           15,000             0        ---       21.66    11/6/2013     ---         ---        ---          ---
                           15,000             0        ---        9.41     9/8/2014     ---         ---        ---          ---
                           11,667         8,333        ---        7.29    1/24/2016     ---         ---        ---          ---
                            6,250        23,750        ---        5.74   10/16/2016     ---         ---        ---          ---

Carol Ann Olson        26,666 (4)    13,334 (4)        ---        8.38   10/18/2014     ---         ---        ---          ---
                           17,500        12,500        ---        7.29    1/24/2016     ---         ---        ---          ---
                            6,250        23,750        ---        5.74   10/16/2016     ---         ---        ---          ---


(1) Except as indicated, the options granted vest and become exercisable in monthly installments over a two year period, commencing on the date of grant.

(2) The options expire on the date shown in this column, which is ten years from the date of grant, with the sole exception of the December 24, 2002 grant of stock options to Mr. Sorkin with a five-year expiration term.

(3) The amount represents the shares of common stock issuable upon exercise of the vested warrants.

(4) The options granted vest and become exercisable ratably over a three year period, commencing on the first anniversary of the date of grant.

                            OPTION/WARRANT EXERCISES

                                           Option/Warrant Awards
                                ---------------------------------------------
                                           Number of
                                        Shares Acquired       Value Realized
                                               on              on Exercise
               Name                        Exercise (#)             ($)
------------------------------- ----------------------- ---------------------
Eric L. Sorkin                               5,000             (3,550) (1)
                                             4,000              5,040 (2)
Cecilia Chan                                   0
Gary C. Parks                                 500                630 (2)
Carol Ann Olson                                0

----------------------

(1) Based on the market value of $5.29 per share, minus the average per share exercise price of $6.00 multiplied by the number of shares underlying the warrant.

(2) Based on the market value of $7.26 per share, minus the average per share exercise price of $6.00 multiplied by the number of shares underlying the warrant.


E.    Post-Employment Compensation
        1.      Employment Agreement with Mr. Sorkin

        Upon becoming the Company's Chief Executive Officer in January 2006, Mr. Sorkin elected to provide services to the Company without receiving an annual salary. On December 20, 2006, the Company and Mr. Sorkin entered into an employment agreement pursuant to which Mr. Sorkin was engaged as the Company's President and Chief Executive Officer through March 31, 2007, with annual automatic renewals, unless either party provides not less than 30 days written notice. Mr. Sorkin is entitled to receive an annual cash salary of $375,000 beginning on April 1, 2007. In connection with the employment agreement, he also had the right to receive a stock option to purchase up to 325,000 shares of the Company's common stock for an exercise price equal to $9.01, the closing price of our common stock on the date the agreement was signed, subject to the stockholders approval of a new equity incentive plan. Under the terms of the agreement, Mr. Sorkin also may receive (i) a cash bonus of up to 60% of his base salary beginning with the fiscal year ended March 31, 2008, based on milestones set in the sole discretion of the Compensation Committee or in the discretion of the Compensation Committee together with the other independent members of the board of directors (as directed by the Board). The Agreement was amended and restated in March 2007 at the request of Mr. Sorkin to remove the requirement that he be granted the 325,000 stock options and to provide that he will be eligible for future stock options conditions on the Company's achievements and milestones as determined by the compensation committee and the other independent directors of the Board.

        If Mr. Sorkin is terminated without cause (as defined) or resigns for good reason (as defined), then he will be entitled to receive (i) six months severance based on his then current base salary, (ii) benefits for 12 months,
(iii) cash bonus on the date he otherwise would have received it, (iv) vesting of all stock options and (v) the right to exercise all of his outstanding stock options through the end of their respective terms. In the event of Mr. Sorkin's death, his estate is entitled to (i) 12 months of base salary, (ii) benefits for 12 months, (iii) vesting of all outstanding stock options, (iv) pro rata share of cash bonus through date of death, and (v) the right to exercise the options through the end of their respective terms. If Mr. Sorkin becomes disabled (as defined) he is entitled to receive (i) 12 months of his base salary (paid out of disability insurance to the extent available), (ii) benefits for 12 months, (iii) pro rata share of cash bonus through the date of disability, (iv) vesting of all outstanding stock options and (v) the right to exercise the stock options through the end of their respective terms. In the event there is a change in control of the Company (as defined), whether or not Mr. Sorkin's employment is terminated, all outstanding stock options will vest.

        The following table quantifies the amounts that we would owe Mr. Sorkin upon each of the termination triggers discussed above:

               EXECUTIVE PAYMENTS UPON TERMINATION AS OF MARCH 31, 2007

               Eric L. Sorkin
               Chairman, Chief Executive Officer and President


                                                                               Termination
                                                                                 without
                                                                               Cause or
                                                                               with Good
                                                                              Reason Prior
                                                                               to CIC or
                                                                              more than 24     CIC Whether or
              Executive Benefits and Payments                                 months after    Not Services are
                     Upon Termination             Disability      Death         CIC (1)        Terminated
            -----------------------------------  -------------  ---------    --------------  ----------------
            Severance Payments
            Base Salary                            $375,000(2)   $375,000(2)   $187,500 (3)        ----
            Short-Term Incentive                   --- (4)       ---- (4)       --- (5)            ----

            Value of Unvested Equity Awards
            and Accelerated
            Options                                 286,591 (6)   286,591 (6)    286,591 (6)      286,591 (6)

            Total                                   $661,591     $ 661,591      $ 474,091       $ 286,591


(1) "CIC" means change in control, as defined within the employment agreement between Mr. Sorkin and the Company.

(2)  12 months base salary.

(3)  6 months base salary.

(4)  Pro rata bonus.

(5)  Full cash bonus otherwise payable.

(6)  Vesting of all stock options.

F.      DIRECTOR COMPENSATION


                                                                                  Change in
                                                                                 Pension Value
                                                                                     and
                     Fees Earned                                  Non-Equity     Nonqualified
                     or Paid in                                  Incentive Plan   Deferred         All Other
                        Cash       Stock Awards   Option Awards  Compensation     Compensation    Compensation
Name                    ($)            ($)           ($)             ($)           Earnings ($)        ($)       Total
-------------------- ----------- --------------- --------------- --------------- ---------------- ------------ ------------
Harvey Colten (1)        ---           ----           ---            ----            ---            ---          ---
Judy Lau                 ---           ----           ---            ----            ---            ---          ---
Levi H. K. Lee           ---           ----           ---            ----            ---            ---          ---
Donald Sinex             ---           ----          20,000          ----            ---            ---
Frederick Wackerle (2)   ---           ----           ---            ----            ---            ---          ---


        (1) Dr. Colten passed away on May 24, 2007.

        (2) Mr. Wackerle did not stand for re-election at the Company's annual meeting of stockholders held on March 2, 2007.

        1.      Overview of Compensation  and Procedures

        We generally compensate non-employee directors for their service as a member of the Board of Directors through the grant to each such director of 20,000 options to purchase shares of common stock upon joining the Board. In addition, each non-employee director receives options to purchase 15,000 shares of common stock for each subsequent year of Board service, options to purchase 3,000 shares of common stock for each year of service on each Board committee and options to purchase 1,000 shares of common stock for each Board committee chaired. Such options are generally granted at fair market value on the date of grant, vest ratably over 2 years from the date of grant and expire 10 years from the date of grant. Our practice has been to make these grants after our annual meeting of stockholders. We have not yet made these grants with respect to fiscal year 2007. We also reimburse the directors for out-of-pocket expenses incurred in connection with their service as directors.

G.      Compensation Committee Interlocks and Insider Participation

        All compensation decisions made for the fiscal year ending March 31, 2007 were made exclusively by the independent directors serving on the Compensation Committee, with respect to our Chief Executive Officer, executive officers and other officers.

        The members of the Compensation Committee for the fiscal year ending March 31, 2007 were Messrs. Lau, Colten, and Wackerle, none of whom were officers or employees of Immtech or any of our subsidiaries for the fiscal year ending March 31, 2007 or in any prior year.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A.      Principal Stockholders

        The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 4, 2007, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group and (iii) each person known to be the beneficial owner of more than 5% of our Common Stock.


                                         Number of Shares       Percentage of
                                         of Common Stock      Outstanding Shares
            Name and Address            Beneficially Owned      of Common Stock
------------------------------------ ------------------------ ------------------

Eric L. Sorkin(1)
c/o Immtech Pharmaceuticals, Inc.
One North End Ave.
New York, NY  10282                        442,587 shares            2.81%

Cecilia Chan(2)
c/o Immtech Pharmaceuticals, Inc.
One North End Ave.
New York, NY  10282                        379,770 shares            2.42%

Gary C. Parks(3)
c/o Immtech Pharmaceuticals, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                    130,222 shares            0.84%

Carol Ann Olson, MD, Ph.D.(4)
c/o Immtech Pharmaceuticals, Inc.
150 Fairway Drive, Ste. 150
Vernon Hills, IL  60061                    60,416 shares             0.39%

Judy Lau(5)
Room 1002, 10th Floor
Jupiter Tower
9 Jupiter Street
North Point, Hong Kong                     77,875 shares             0.50%

Levi H.K. Lee, MD(6)
1405 Lane Crawford House
70 Queens Road Central,
Hong Kong                                  276,098 shares            1.78%

                                         Number of Shares       Percentage of
                                         of Common Stock      Outstanding Shares
            Name and Address            Beneficially Owned      of Common Stock
------------------------------------ ------------------------ ------------------

Donald F. Sinex(7)                         69,876 shares              0.45%

All executive officers, former officer
and directors as agroup (7 persons)     1,436,844 shares              9.19%

--------------------------------

(1) Includes (i) 62,735 shares of Common Stock; (ii) 20,362 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 53,267 shares of Common Stock issuable upon the conversion of Series E Preferred Stock; (iv) 217,500 shares of Common Stock issuable upon the exercise of warrants as follows: vested warrant to purchase 36,923 shares of Common Stock at $6.47 per share by July 24, 2008, vested warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2008, and vested warrant to purchase 7,500 shares of Common Stock at $10.00 per share by December 13, 2008; and (v) 88,723 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 972 shares of Common Stock at $2.55 per share by December 24, 2007, vested option to purchase 22,000 shares of Common Stock at $14.29 per share by February 1, 2014, vested option to purchase 22,000 shares of Common Stock at $11.03 by November 15, 2014, the vested portion of 15,626 shares of an option to purchase 20,834 shares of Common Stock at $7.85 by January 24, 2016 and the vested portion of 28,125 of an option to purchase 75,000 shares of Common Stock at $5.74 by October 15, 2016.

(2) Includes (i) 53,352 shares of Common Stock; (ii) 5,781 shares of Common Stock issuable upon the conversion of Series B Preferred Stock; (iii) 225,512 shares of Common Stock issuable upon the exercise of warrants as follows: vested warrant to purchase 50,123 shares of Common Stock at $6.47 per share by July 24, 2008, vested warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2008, and vested warrant to purchase 2,312 shares of Common Stock at $6.125 per share by September 25, 2007; and (iv) 95,125 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 22,000 shares of Common Stock at $2.55 per share by December 24, 2012, vested option to purchase 25,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 20,000 shares of Common Stock at $9.41 per share by September 7, 2014 and the vested portion of 28,125 of an option to purchase 75,000 shares of Common Stock at $5.74 by October 15, 2016.

(3) Includes (i) 22,515 shares of Common Stock; (ii) 2,262 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; and (iii) 105,445 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 14,195 shares of Common Stock at $1.74 per share by April 16, 2008, vested option to purchase 10,000 shares of Common Stock at $10.00 per share by July 19, 2011, vested option to purchase 25,000 shares of Common Stock at $2.55 per share by December 24, 2012, vested option to purchase 15,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 15,000 shares of Common Stock at $9.41 per share by September 7, 2014, the vested portion of 15,000 shares of an option to purchase 20,000 shares of Common Stock at $7.29 per share by January 23, 2016 and the vested portion of 11,250 of an option to purchase 30,000 shares of Common Stock at $5.74 by October 15, 2016.

(4) Includes 60,416 shares of Common Stock issuable upon the exercise of options as follows: the vested portion of 26,666 shares of an option to purchase 40,000 shares of Common Stock at $8.38 per share by October 17, 2014, the vested portion of 22,500 shares of an option to purchase 30,000 shares of Common Stock at $7.29 per share by January 23, 2016 and the vested portion of 11,250 of an option to purchase 30,000 shares of Common Stock at $5.74 by October 15, 2016.

(5) Includes 77,875 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 21,000 shares of Common Stock at $14.29 per share by February 1, 2014, vested option to purchase 21,000 shares of Common Stock at $11.03 by November 15, 2014, and the vested portion of 15,875 shares of an option to purchase 21,167 shares of Common Stock at $7.85 by January 24, 2016.

(6) Includes (i) 142,499 shares of Common Stock; (ii) 11,312 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 52,037 shares of Common Stock issuable upon the conversion of Series C Preferred Stock; and (iv) 70,250 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 18,000 shares of Common Stock at $14.29 per share by February 1, 2014, vested option to purchase 18,000 shares of Common Stock at $11.03 by November 15, 2014, and the vested portion of 14,250 shares of an option to purchase 19,000 shares of Common Stock at $7.85 by January 24, 2016.

(7) Includes (i) 37,319 shares of Common Stock; (ii) 21,307 shares of Common Stock issuable upon the conversion of Series E Preferred Stock; (iii) 3,750 shares of Common Stock issuable upon the exercise of warrants as follows: vested warrant to purchase 1,250 shares of Common Stock at $10.00 per share by December 13, 2008; and (iv) 7,500 shares of Common Stock issuable upon the exercise of options as follows: the vested portion of 7,500 shares of an option to purchase 20,000 shares of Common Stock at $5.60 by October 22, 2016.

B.    Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of March 31, 2007, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.


                                                                                                        Number of securities
                                                                                                      remaining available for
                                               Number of securities to        Weighted average         future issuance under
                                               be issued upon exercise       exercise price of       equity compensation plans
                                               of outstanding options,      outstanding options,       (excluding securities
                                                warrants and rights(1)     warrants and rights(1)     reflected in column(a))
        Plan category (in thousands)                     (a)                        (b)                         (c)
------------------------------------------- ---------------------------- ------------------------- ---------------------------
Equity compensation plans approved by
  security holders(2)..........                    1,800,609                     $8.92                     439,513

Equity compensation plans not approved by
  security holders(3)..........                    2,303,610                     $8.02

Total..........................                    4,104,219                     $8.41                     439,513

--------------------------------

(1) As adjusted for reverse stock splits that occurred on each of July 24, 1998 and January 25, 1999.

(2) This category consists solely of options.

(3) This category consists solely of warrants.

C.      Equity Compensation Plans Not Approved by Shareholders

        We currently do not have any equity compensation plans that have not received necessary stockholder approval.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A.      Policies and Procedures with Respect to Transactions with Related
        Persons

        The Board of Directors has adopted a policy for the review, approval and
ratification  of  transactions   that  involve  related  parties  and  potential
conflicts of interest.

        The related party transaction policy applies to each director and executive officer of the Company, any nominee for election as a director, any security holder who is known to own more than five percent of the Company's voting securities, any immediate family member of any of the foregoing persons and any corporation, firm or association in which one or more of the Company's directors are directors or officers, or have a substantial financial interest.

        Under the related party transaction policy, a related person transaction is a transaction or arrangement involving a related person in which the Company is a participant or that would require disclosure in the Company's filings with the SEC as a transaction with a related person.

        The related persons must disclose to the Audit Committee any potential related person transactions and must disclose all material facts with respect to such interest. All related person transactions will be reviewed by the Audit Committee. In determining whether to approve or ratify a transaction, the Audit Committee will consider the relevant facts and circumstances of the transaction which may include factors such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company's business and operations.

        During the fiscal year ended March 31, 2007, there was no transaction or series of transactions, or any currently proposed transaction, in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

B.      Director Independence

        Currently, three of our five directors are independent. Our independent directors are Ms. Lau, Dr. Lee and Mr. Sinex. The Board of Directors has standing Audit, Compensation, and Nominating committees, the members of which are all independent.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit Committee selects our independent registered public accounting firm for each fiscal year. During the fiscal year ended March 31, 2007, Deloitte & Touche LLP was employed primarily to perform the annual audit and to render other services, including audit services related to the Company's internal control reporting to comply with Section 404 of the Sarbanes-

Oxley Act. The following table presents the aggregate fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") during the fiscal years ended March 31, 2006 and 2007. Other than as set forth below, no professional services were rendered or fees billed by the Deloitte Entities during the fiscal years ended March 31, 2006 and 2007.

                                                    2007              2006
                                              ---------------  ---------------
       Audit Fees(1)..................           $218,000          $211,000
       Tax Fees(2)....................              6,000             6,000

       Total Fees.....................           $224,000          $217,000

--------------------------------

(1) Includes fees and out-of-pocket expenses for the following services: Audit of the consolidated financial statements, quarterly reviews, SEC filings and consents, financial accounting and reporting consultation, and costs in our fiscal year ended March 31, 2007 preparing the 2007 audit requirement for compliance with Section 404 of the Sarbanes-Oxley Act and financial testing.

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

                                    PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.      Documents Filed with this Report.

        The following documents are filed as part of this Annual Report on Form 10-K:

        1.      Financial Statements

        Our  consolidated   financial  statements  required  by  this  item  are
submitted in a separate section beginning on page F-1 of this report.

        2.      Financial Statement Schedules

        None.

3.      Exhibits

        The information called for by this paragraph is contained in the Index to Exhibits of this Annual Report on Form 10-K, which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IMMTECH PHARMACEUTICALS, INC.

Date:      June 13, 2007             By:  /s/ Eric L. Sorkin
     -------------------------       -----------------------------------------
                                     Eric L. Sorkin
                                     Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     Signature                                      Date
--------------------------------------------------------------------------------
/s/ Eric L. Sorkin                                             June 13, 2007
-------------------------------------------------        -----------------------
Eric L. Sorkin
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Gary C. Parks                                              June 13, 2007
-------------------------------------------------        -----------------------
Gary C. Parks
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Cecilia Chan                                              June 13, 2007
-------------------------------------------------        -----------------------
Cecilia Chan
Executive Director and Director

/s/ Judy Lau                                                  June 13, 2007
-------------------------------------------------        -----------------------
Judy Lau
Director

/s/ Levi H.K. Lee, MD                                         June 13, 2007
-------------------------------------------------        -----------------------
Levi H.K. Lee, MD
Director

/s/ Donald F. Sinex                                           June 13, 2007
-------------------------------------------------        -----------------------
Donald F. Sinex
Director

                                  EXHIBIT INDEX

         EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT
---------------------------------------- ---------------------------------------

 3.1 Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004 (Form 10-K for fiscal year ended March 31, 2004) *

 3.2 Certificate of Correction to Certificate of Incorporation dated December 14, 2005 (Form 8-K, dated December 14, 2005) *

 3.3 Certificate of Amendment (Name Change) to Certificate of Incorporation dated March 22, 2006 (Form 8-K, dated March 23, 2006) *

 3.4 Certificate of Amendment (Number of Members of the Board of Directors) to Certificate of Incorporation dated April 17, 2007 **

 3.5 Certificate of Designation for Series A Convertible Preferred Stock Private Placement, dated February 14, 2002 (Form 8-K, dated February 14, 2002) *

 3.6 Certificate of Designation for Series B Convertible Preferred Stock Private Placement, dated September 25, 2002 (Form 8-K, dated September 25, 2002) *

 3.7 Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003 (Form 8-K, dated June 10, 2003)
          *

 3.8 Certificate of Designation for Series D Convertible Preferred Stock Private Placement, dated January 15, 2004 (Form 8-K, dated January 21,
          2004) *


* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

**  Filed herewith.

(1) Management compensation contract

         EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT
---------------------------------------- ---------------------------------------

 3.9 Certificate of Designation for Series E Convertible Preferred Stock Private Placement, dated December 13, 2005 (Form 8-K, dated December 14, 2005) *

 3.10 Amended and Restated Bylaws of the Company effective as of June 8, 2007 (Form 8-K, dated June 12, 2007) *

 4.1 Form of Common Stock Certificate (Form SB-2/A Registration Statement, dated March 30, 1999, File No. 333-64393) *


 4.2 Warrant Agreement, dated July 24, 1998, by and between the Company and RADE Management Corporation (Form SB-2/A Registration Statement, dated February 11, 1999, File No. 333-64393) *

 4.3 Warrant Agreement, dated October 12, 1998, by and between the Company and RADE Management Corporation (Form SB-2/A Registration Statement, dated February 11, 1999, File No. 333-64393) *

 4.8     Stock  Purchase  Warrant,  dated  September  25,  2002,  for  Series B
         Convertible   Preferred  Stock  Private  Placement  (Form  8-K,  dated
         September 25, 2002) *

 4.11    Stock  Purchase  Warrant,   dated  January  15,  2004,  for  Series  D
         Convertible Preferred Stock Private Placement (Form 8-K, dated January 21, 2004) *

 4.13    Stock  Purchase  Warrant,  dated  December  13,  2005,  for  Series  E
         Convertible   Preferred  Stock  Private  Placement  (Form  8-K,  dated
         December 14, 2005) *

 4.18 Form of Stock Purchase Warrant, dated December 14, 2006, issued to Ferris, Baker Watts ** 4.18

 10.1 Letter Agreement, dated January 15, 1997, by and among the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended (Form SB-2 Registration Statement, File No. 333-64393) *

 10.2    (1)  1993  Stock  Option  and  Award  Plan  (Form  SB-2   Registration
         Statement, File No. 333-64393) *

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

**  Filed herewith.

(1) Management compensation contract

         EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT
---------------------------------------- ---------------------------------------

 10.3(1) 2000 Stock Option and Award Plan (Definitive Proxy Statement, dated August 25, 2000, File No. 000-25669) *

 10.5 Indemnification Agreement, dated June 1, 1998, between the Company and RADE Management Corporation (Form SB-2 Registration Statement, File No. 333-64393) *

 10.6 Letter Agreement, dated June 24, 1998, between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

 10.7 Letter Agreement, dated June 25, 1998, between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

 10.8 Amendment, dated January 15, 1999, to Letter Agreement among the Company, Pharm-Eco Laboratories, Inc. and The University of North Carolina at Chapel Hill, as amended (Form SB-2/A Registration Statement, dated February 11, 1999, File No. 333-64393) *

 10.9 Office Lease, dated August 26, 1999, by and between the Company and Arthur J. Rogers & Co. (Form 10-K for fiscal year ended March 31, 2000, File No. 000-25669) *

 10.10 License Agreement, dated August 25, 1993, by and among the University of North Carolina at Chapel Hill and Pharm-Eco Laboratories, Inc. (Form 10-KSB/A for fiscal year ended March 31, 2001, as amended on July 6, 2001) *

 10.11 Assignment Agreement, dated as of March 27, 2001, by and between the Company and Pharm-Eco Laboratories, Inc. (Form 10-KSB/A for fiscal year ended March 31, 2001, as amended on July 6, 2001) *

 10.12 Clinical Research Subcontract, dated as of March 29, 2001, by and between The University of North Carolina at Chapel Hill and the
         Company (Form 10-KSB/A for fiscal year ended March 31, 2001, as amended on July 6, 2001) *

 10.14 License Agreement, dated March 10, 1998, by and between the Company and Northwestern University (Form SB-2 Registration Statement, File No. 333-64393) *

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

**  Filed herewith.

(1) Management compensation contract

         EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT
---------------------------------------- ---------------------------------------

 10.15 License Agreement, dated October 27, 1994, by and between the Company and Northwestern University (Form SB-2 Registration Statement, File No. 333-64393) *

 10.16 Assignment of Intellectual Properties, dated June 29, 1998, between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

 10.18 Assignment Agreement, dated June 26, 1998, by and between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

 10.19 Assignment Agreement, dated June 29, 1998, by and between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

 10.20 International Patent, Know-How and Technology License Agreement, dated June 29, 1998, by and between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

 10.22 Funding and Research Agreement, dated September 30, 1998, by and among the Company, NextEra Therapeutics, Inc. and Franklin Research Group, Inc. (Form SB-2/A Registration Statement, dated February 11, 1999, File No. 333-64393) *

 10.24 Employment Agreement, dated 1998, by and between NextEra and Lawrence Potempa (Form 10-KSB for fiscal year ended March 31, 1999) *

 10.29 Amendment, dated January 28, 2002, to License Agreement among the Company, Pharm-Eco Laboratories, Inc. and The University of North
         Carolina at Chapel Hill, as amended (Form 10-Q for quarter ended December 31, 2001) *

 10.35 Share Purchase Agreement and Deed of Indemnity as related to shares in Super Insight Limited, dated November 28, 2003, by and between the Company, Chan Kon Fung and Super Insight Limited (Form 8-K, dated December 2, 2003) *


* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

**  Filed herewith.

(1) Management compensation contract

         EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT
---------------------------------------- ---------------------------------------

 10.36 Allonge to the Share Purchase Agreement and Deed of Indemnity as related to shares in Super Insight Limited and Immtech Hong Kong Limited, dated November 28, 2003, by and between the Company, Chan Kon Fung, Lenton Fibre Optics Development Limited, Super Insight Limited, and Immtech Hong Kong Limited (Form 8-K, dated December 2,
           2003) *

 10.39 Form of First Amendment to Office Lease, dated August 18, 2004, by and between the Company and Arthur J. Rogers & Co. (Form 8-K, dated October 8, 2004) *

 10.41 Amended and Restated Consortium License Agreement (Redacted) dated March 24, 2006, among Immtech, The University of North Carolina at Chapel Hill, Auburn University, Duke University and the Georgia State University Research Gates Foundation, Inc. (Form 8-K, dated March 30,
           2006) *

 10.42 Amended and Restated Clinical Research Subcontract, dated March 28, 2006, between Immtech and The University of North Carolina at Chapel Hill (Form 8-K, dated March 30, 2006) *

 10.44(1) Form of Incentive Stock Option Agreement (Form 10-Q for quarter ended December 31, 2006) *

 10.45 (1) Form of Non-qualified Stock Option Agreement (Form 10-Q for quarter ended December 31, 2006) *

 10.46 (1) Amended and Restated Employment Agreement between the Company and Eric L. Sorkin dated March 1, 2007 **

 10.47 Placement Agency Agreement between the Company and Ferris, Baker Watts, Incorporated dated February 7, 2007 (Form 8-K, dated February 13, 2007)*

 21.1      Subsidiaries of Registrant (Form 10-K for fiscal year ended March 31,
           2003) *

 23.1     Consent of Deloitte & Touche LLP **

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **


* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

**  Filed herewith.

(1) Management compensation contract

        EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT
---------------------------------------- ---------------------------------------

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

**  Filed herewith.

(1) Management compensation contract

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated  Financial  Statements as of
March 31, 2006 and 2007, for the Years
Ended March 31, 2005, 2006 and 2007 and for the Period October 15, 1984 (Date of
Inception) to March 31, 2007 (Unaudited) and Report of Independent Registered
Public  Accounting  Firm

IMMTECH  PHARMACEUTICALS,   INC.  AND SUBSIDIARIES
(A Development Stage Enterprise)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-2

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND 2007, FOR THE YEARS ENDED MARCH 31, 2005, 2006 AND 2007, AND FOR THE
PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2007
(UNAUDITED):

Balance Sheets..............................................................F-4

Statements of Operations....................................................F-6

Statements of Stockholders' Equity.......................................F-7-10

Statements of Cash Flows...................................................F-11

Notes to Financial Statements...........................................F-12-41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immtech Pharmaceuticals, Inc.:

        We have audited the accompanying consolidated balance sheets of Immtech Pharmaceuticals, Inc. (a development stage enterprise) and subsidiaries (the "Company") as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As described in Notes 1 and 8 to the consolidated financial statements, effective April 1, 2006, the Company changed its method for share-based compensation to adopt Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/Deloitte & Touche LLP

Milwaukee, WI
June 8, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Immtech Pharmaceuticals, Inc.:


        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Immtech Pharmaceuticals, Inc. (a development stage enterprise) and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007 of the Company and our report dated June 8, 2007, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment.

/s/Deloitte & Touche LLP

Milwaukee, WI
June 8, 2007

IMMTECH   PHARMACEUTICALS,   INC.  AND  SUBSIDIARIES
(A  Development  Stage Enterprise)


CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2007
--------------------------------------------------------------------------------
ASSETS                                             2006                  2007
------------------------------------------- ----------------- ------------------
CURRENT ASSETS:
  Cash and cash equivalents                  $14,137,867          $12,461,795
  Restricted funds on deposit                    530,186            3,118,766
  Other current assets                           193,059               98,627
                                             ---------------- ------------------

    Total current assets                      14,861,112           15,679,188

PROPERTY AND EQUIPMENT - Net                     171,799              140,263

PREPAID RENT                                   3,384,166            3,309,240

OTHER ASSETS                                     137,341               15,477
                                             ---------------- ------------------
TOTAL ASSETS                                 $18,554,418          $19,144,168
                                             ================ ==================

See notes to consolidated financial statements.

IMMTECH   PHARMACEUTICALS,   INC.  AND  SUBSIDIARIES
(A  Development  Stage Enterprise)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                          2006                 2007
--------------------------------------------------------------------------------       ---------------     ---------------
CURRENT LIABILITIES:
  Accounts payable                                                                       $2,328,965           $2,585,395
  Accrued expenses                                                                          226,749              375,925
  Deferred revenue                                                                          395,779            1,726,673
                                                                                       ---------------     ---------------
        Total current liabilities                                                         2,951,493            4,687,993

        Total liabilities                                                                 2,951,493            4,687,993
                                                                                       ---------------     ---------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of March 31, 2006 and 2007

Series A convertible  preferred stock,  par value $0.01 per share,  stated value
  $25 per share, 320,000 shares authorized,  58,400 and 55,500 shares issued and outstanding as of March 31, 2006 and 2007, respectively; aggregate liquidation
  preference of $1,499,785 and $1,425,283 as of March 31, 2006 and 2007, respectively     1,499,785            1,425,283

Series B convertible  preferred stock,  par value $0.01 per share,  stated value
  $25 per share, 240,000 shares authorized, 13,464 shares issued and outstanding as of March 31, 2006 and 2007; aggregated liquidation preference of $348,621 as of
  March 31, 2006 and 2007                                                                   348,621              348,621

Series C convertible  preferred stock,  par value $0.01 per share,  stated value
  $25 per share,  160,000  shares  authorized,  45,536 shares  outstanding as of
  March 31, 2006, and 2007; aggregate liquidation preference of $1,180,345 as of
  March 31, 2006 and 2007                                                                 1,180,345            1,180,345

Series D convertible  preferred stock,  par value $0.01 per share,  stated value
  $25 per share,  200,000 shares  authorized,  117,200 shares  outstanding as of
  March 31, 2006 and 2007; aggregate liquidation preference of $3,010,914 as of
  March 31, 2006 and 2007                                                                 3,010,914            3,010,914

Series E convertible  preferred stock,  par value $0.01 per share,  stated value
  $25  per  share,  167,000  shares  authorized,   156,600  and  110,200  shares
  outstanding as of March 31, 2006 and 2007, respectively; aggregate liquidation
  preference of $3,975,528 and $2,831,116 as of March 31, 2006 and 2007, respectively     3,975,528            2,831,116

Common stock, par value $0.01 per share, 100,000,000 shares authorized, 13,758,506 and
  15,333,221 shares issued and outstanding as of March 31, 2006 and 2007, respectively      137,585              153,332

Additional paid-in capital                                                               94,292,235          106,031,851

Deficit accumulated during the developmental stage                                      (88,842,088)        (100,525,287)
                                                                                       ---------------     ---------------
        Total stockholders' equity                                                       15,602,925           14,456,175
                                                                                       ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $18,554,418          $19,144,168
                                                                                       ===============     ===============
See notes to consolidated financial statements.

IMMTECH   PHARMACEUTICALS,   INC.  AND  SUBSIDIARIES
(A  Development  Stage Enterprise)


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2005, 2006 AND 2007 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2007 (UNAUDITED)
---------------------------------------------------------------- -------------------------------------------------------------------
                                                                                                                  October 15, 1984
                                                                                                                    (Inception)
                                                                                Years Ended March 31,              to March 31,
                                                                    2005              2006            2007              2007
                                                                -------------      ------------   -------------    ---------------
REVENUES                                                          $5,930,696        $3,575,042      $4,318,013       $25,082,753

EXPENSES:

  Research and development                                         7,309,102         9,680,184       8,760,379        60,113,933
  General and administrative                                      12,190,228         9,631,018       9,094,557        63,977,357
    Other (see note 10)                                                                             (1,874,454)       (1,874,454)
  Equity in loss of joint venture                                                                                        135,002
                                                                -------------      ------------   -------------    ---------------

        Total expenses                                            19,499,330        19,311,202      15,980,482       122,351,838
                                                                -------------      ------------   -------------    ---------------

LOSS FROM OPERATIONS                                             (13,568,634)      (15,736,160)    (11,662,469)      (97,269,085)

OTHER INCOME (EXPENSE):
  Interest income                                                    135,470           210,725         529,844         1,474,031
  Interest expense                                                                                                    (1,129,502)
  Loss on sales of investment securities - net                                                                            (2,942)
  Cancelled offering costs                                                                                              (584,707)
  Gain on extinguishment of debt                                                                                       1,427,765
                                                                -------------      ------------   -------------    ---------------

        Other income (expense) - net                                 135,470           210,725         529,844         1,184,645
                                                                -------------      ------------   -------------    ---------------

NET LOSS                                                         (13,433,164)      (15,525,435)    (11,132,625)      (96,084,440)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
  PREFERRED STOCK PREMIUM DEEMED DIVIDENDS                          (579,816)         (764,275)       (550,574)       (6,810,746)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM AMORTIZATION
  AND DIVIDENDS                                                                                                        2,369,899
                                                                -------------      ------------   -------------    ---------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                    $(14,012,980)     $(16,289,710)   $(11,683,199)     $(100,525,287)
                                                                =============     =============   =============    ===============
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:

  Net loss                                                            $(1.27)           $(1.31)         $(0.78)
  Convertible preferred stock dividends and convertible
  preferred stock premium deemed dividends                             (0.05)            (0.06)          (0.04)
                                                                -------------      ------------   -------------    ---------------
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                                        $(1.32)           $(1.37)         $(0.82)
                                                                =============     =============   =============    ===============
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED
  NET LOSS PER SHARE                                              10,606,917        11,852,630      14,207,048

See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2005, 2006 AND 2007 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF  INCEPTION) TO MARCH 31, 2007
(UNAUDITED)


                                             Series A Convertible       Series B Convertible      Series C Convertible
                                                Preferred Stock           Preferred Stock            Preferred Stock
                                           -----------------------   ------------------------  --------------------------
                                           Issued and                 Issued and                 Issued and
                                           Outstanding     Amount     Outstanding    Amount     Outstanding     Amount
                                           ------------- ---------   -------------- ---------  -------------- -----------
October 15, 1984 (Inception)
  Issuance of common stock to founders
Balance, March 31, 1985
  Issuance of common stock
  Net loss
Balance, March 31, 1986
  Issuance of common stock
  Net loss
Balance, March 31, 1987
  Issuance of common stock
  Net loss
Balance, March 31, 1988
  Issuance of common stock
  Provision for compensation
  Net loss
Balance, March 31, 1989
  Issuance of common stock
  Provision for compensation
  Net loss
Balance, March 31, 1990
  Issuance of common stock
  Provision for compensation
  Net loss
Balance, March 31, 1991
  Issuance of common stock
  Provision for compensation
Issuance of stock options in exchange
  for cancellation of indebtedness
  Net loss
Balance, March 31, 1992
  Issuance of common stock
  Provision for compensation
  Net loss
Balance, March 31, 1993
  Issuance of common stock
  Provision for compensation
  Net loss
Balance, March 31, 1994
  Net loss
Balance, March 31, 1995
  Issuance of common stock for
  compensation
  Net loss
Balance, March 31, 1996
  Issuance of common stock
  Provision for compensation - employees
  Provision for compensation -  nonemployees



                                            Series D Convertible       Series E Convertible
                                               Preferred Stock            Preferred Stock           Common
                                            -----------------------   ------------------------       Stock
                                           Issued and                 Issued and                  Issued and
                                           outstanding     Amount     Outstanding     Amount       Outstanding     Amount
                                           ------------- ----------- -------------- ---------- ---------------- ----------
October 15, 1984 (Inception)
  Issuance of common stock to founders                                                          113,243       $1,132
                                                                                                -------       -------
Balance, March 31, 1985                                                                         113,243        1,132
  Issuance of common stock                                                                       85,368          854
  Net loss
Balance, March 31, 1986                                                                         198,611        1,986
  Issuance of common stock                                                                       42,901          429
  Net loss
Balance, March 31, 1987                                                                         241,512        2,415
  Issuance of common stock                                                                        4,210           42
  Net loss
Balance, March 31, 1988                                                                         245,722        2,457
  Issuance of common stock                                                                       62,792          628
  Provision for compensation
  Net loss
Balance, March 31, 1989                                                                         308,514        3,085
  Issuance of common stock                                                                       16,478          165
  Provision for compensation
  Net loss
Balance, March 31, 1990                                                                         324,992        3,250
  Issuance of common stock                                                                          218            2
  Provision for compensation
  Net loss
Balance, March 31, 1991                                                                         325,210        3,252
  Issuance of common stock                                                                       18,119          181
  Provision for compensation
Issuance of stock options in exchange
  for cancellation of indebtedness
  Net loss
Balance, March 31, 1992                                                                         343,329        3,433
  Issuance of common stock                                                                      195,790        1,958
  Provision for compensation
  Net loss
Balance, March 31, 1993                                                                         539,119        5,391
  Issuance of common stock                                                                      107,262        1,073
  Provision for compensation
  Net loss
Balance, March 31, 1994                                                                         646,381        6,464
  Net loss
Balance, March 31, 1995                                                                         646,381        6,464
  Issuance of common stock for
  compensation                                                                                   16,131          161
  Net loss
Balance, March 31, 1996                                                                         662,512        6,625
  Issuance of common stock                                                                       12,986          130
  Provision for compensation - employees
  Provision for compensation -  nonemployees



                                                              Deficit     Accumulated        Total
                                                            Accumulated      Other        Stockholders'
                                              Additional    During the    Comprehensive     Equity
                                                Paid-in     Development     Income        (Deficiency
                                                Capital        Stage        (Loss)        in Assets)
                                           ------------- --------------- -------------   --------------
October 15, 1984 (Inception)
   Issuance of common stock to founders       $24,868                                         $26,000
                                             ---------                                       ---------
Balance, March 31, 1985                        24,868                                          26,000
  Issuance of common stock                    269,486                                         270,340
  Net loss                                                $(209,569)                         (209,569)
                                                         -----------                        ----------
Balance, March 31, 1986                       294,354      (209,569)                           86,771
  Issuance of common stock                    285,987                                         286,416
  Net loss                                                  (47,486)                          (47,486)
                                                         -----------                        ----------
Balance, March 31, 1987                       580,341      (257,055)                          325,701
  Issuance of common stock                     28,959                                          29,001
  Net loss                                                 (294,416)                         (294,416)
                                                         -----------                        ----------
Balance, March 31, 1988                       609,300      (551,471)                           60,286
  Issuance of common stock                    569,372                                         570,000
  Provision for compensation                  489,975                                         489,975
  Net loss                                                 (986,746)                         (986,746)
                                                         -----------                        ----------
Balance, March 31, 1989                     1,668,647    (1,538,217)                          133,515
  Issuance of common stock                    171,059                                         171,224
  Provision for compensation                  320,980                                         320,980
  Net loss                                                 (850,935)                         (850,935)
                                                         -----------                        ----------
Balance, March 31, 1990                     2,160,686    (2,389,152)                         (225,216)
  Issuance of common stock                      1,183                                           1,185
  Provision for compensation                    6,400                                           6,400
  Net loss                                                 (163,693)                         (163,693)
                                                         -----------                        ----------
Balance, March 31, 1991                     2,168,269    (2,552,845)                         (381,324)
  Issuance of common stock                     85,774                                          85,955
  Provision for compensation                  864,496                                         864,496
Issuance of stock options in exchange
  for cancellation of indebtedness             57,917                                          57,917
  Net loss                                               (1,479,782)                       (1,479,782)
                                                         -----------                        ----------
Balance, March 31, 1992                     3,176,456    (4,032,627)                         (852,738)
  Issuance of common stock                     66,839                                          68,797
  Provision for compensation                  191,502                                         191,502
  Net loss                                               (1,220,079)                       (1,220,079)
                                                         -----------                        ----------
Balance, March 31, 1993                     3,434,797    (5,252,706)                       (1,812,518)
  Issuance of common stock                     40,602                                          41,675
  Provision for compensation                   43,505                                          43,505
  Net loss                                               (2,246,426)                       (2,246,426)
                                                         -----------                        ----------
Balance, March 31, 1994                     3,518,904    (7,499,132)                       (3,973,764)
  Net loss                                               (1,661,677)                       (1,661,677)
                                                         -----------                        ----------
Balance, March 31, 1995                     3,518,904    (9,160,809)                       (5,635,441)
  Issuance of common stock for
  compensation                                  7,339                                           7,500
  Net loss                                               (1,005,962)                       (1,005,962)
                                                         -----------                        ----------
Balance, March 31, 1996                     3,526,243   (10,166,771)                      (6,633,903)
  Issuance of common stock                      5,908                                           6,038
  Provision for compensation - employees       45,086                                          45,086
  Provision for compensation -  nonemployees   62,343                                          62,343

                                             Series A Convertible       Series B Convertible      Series C Convertible
                                                Preferred Stock           Preferred Stock            Preferred Stock
                                           -----------------------   ------------------------  --------------------------
                                           Issued and                 Issued and                 Issued and
                                           Outstanding     Amount     Outstanding    Amount     Outstanding     Amount
                                           ------------- ---------   -------------- ---------  -------------- -----------
  Issuance of warrants to purchase
  common stock
  Net loss
Balance, March 31, 1997
  Exercise of options
  Provision for compensation - employees
  Provision for compensation -
  nonemployees
  Contributed capital - common
  stockholders
  Net loss
Balance, March 31, 1998
Issuance of common stock under private
  placement offering
  Exercise of options
  Provision for compensation -
  nonemployees
  Issuance of common stock to Criticare
  Conversion of Criticare debt to common
  stock
  Conversion of debt to common stock
Conversion of redeemable preferred stock
  to common stock
  Net loss
Balance, March 31, 1999
  Comprehensive loss:
  Net loss
Other comprehensive loss:
  Unrealized loss on investment
  securities available for sale
  Comprehensive loss
Issuance of common stock under initial
  public offering, less offering costs
  of $513,000
  Exercise of options and warrants
  Provision for compensation -
  nonemployees
Issuance of common stock for
  compensation - nonemployees
  Issuance of common stock for accrued
  interest
Balance, March 31, 2000
  Comprehensive loss:
  Net loss
Other comprehensive income (loss):
Unrealized loss on investment securities
  available for sale
Reclassification adjustment for loss
  included in net loss
Comprehensive loss
Issuance of common stock under private
  placement offering
  Exercise of options
  Provision for compensation -
  nonemployees
  Contributed capital - common
  stockholder
Balance, March 31, 2001
  Net loss
Issuance of Series A convertible
  preferred stock under private
  placement offerings, less cash
  offering costs of $153,985               160,100     $4,002,500
Issuance of common stock as offering
  costs under private placement offerings
  Accrual of preferred stock dividends                     29,400



                                            Series D Convertible       Series E Convertible
                                               Preferred Stock            Preferred Stock           Common
                                            -----------------------   ------------------------       Stock
                                           Issued and                 Issued and                  Issued and
                                           outstanding     Amount     Outstanding     Amount       Outstanding     Amount
                                           ------------- ----------- -------------- ---------- ---------------- ----------
  Issuance of warrants to purchase
  common stock
  Net loss
Balance, March 31, 1997                                                                             675,498        6,755
  Exercise of options                                                                                68,167          682
  Provision for compensation - employees
  Provision for compensation -
  nonemployees
  Contributed capital - common
  stockholders
  Net loss
Balance, March 31, 1998                                                                             743,665        7,437
Issuance of common stock under private
  placement offering                                                                                575,000        5,750
  Exercise of options                                                                                40,650          406
  Provision for compensation -
  nonemployees
  Issuance of common stock to Criticare                                                              86,207          862
  Conversion of Criticare debt to common
  stock                                                                                             180,756        1,808
  Conversion of debt to common stock                                                                424,222        4,242
Conversion of redeemable preferred stock
  to common stock                                                                                 1,195,017       11,950
  Net loss
Balance, March 31, 1999                                                                           3,245,517       32,455
  Comprehensive loss:
  Net loss
Other comprehensive loss:
  Unrealized loss on investment
  securities available for sale
  Comprehensive loss
Issuance of common stock under initial
  public offering, less offering costs
  of $513,000                                                                                     1,150,000       11,500
  Exercise of options and warrants                                                                  247,420        2,474
  Provision for compensation -
  nonemployees
Issuance of common stock for
  compensation - nonemployees                                                                       611,250        6,113
  Issuance of common stock for accrued
  interest                                                                                           28,147          281
                                                                                                 -----------    ----------
Balance, March 31, 2000                                                                           5,282,334       52,823
  Comprehensive loss:
  Net loss
Other comprehensive income (loss):
Unrealized loss on investment securities
  available for sale
Reclassification adjustment for loss
  included in net loss
Comprehensive loss
Issuance of common stock under private
  placement offering                                                                                584,250        5,843
  Exercise of options                                                                                88,661          886
  Provision for compensation -
  nonemployees
  Contributed capital - common
  stockholder
Balance, March 31, 2001                                                                           5,955,245       59,552
  Net loss
Issuance of Series A convertible
  preferred stock under private
  placement offerings, less cash
  offering costs of $153,985
Issuance of common stock as offering
  costs under private placement offerings                                                            60,000          600
  Accrual of preferred stock dividends


                                                              Deficit     Accumulated        Total
                                                            Accumulated      Other        Stockholders'
                                              Additional    During the    Comprehensive     Equity
                                                Paid-in     Development     Income        (Deficiency
                                                Capital        Stage        (Loss)        in Assets)
                                           ------------- --------------- -------------   --------------


  Issuance of warrants to purchase
  common stock                                   80,834                                      80,834
  Net loss                                                   (1,618,543)                 (1,618,543)
                                                           -------------                ------------
Balance, March 31, 1997                       3,720,414     (11,785,314)                 (8,058,145)
  Exercise of options                            28,862                                      29,544
  Provision for compensation - employees         50,680                                      50,680
  Provision for compensation -
  nonemployees                                  201,696                                     201,696
  Contributed capital - common
  stockholders                                  231,734                                     231,734
  Net loss                                                   (1,477,132)                 (1,477,132)
                                                           -------------                ------------
Balance, March 31, 1998                       4,233,386     (13,262,446)                 (9,021,623)
Issuance of common stock under private
  placement offering                            824,907                                     830,657
  Exercise of options                            12,944                                      13,350
  Provision for compensation -
  nonemployees                                2,426,000                                   2,426,000
  Issuance of common stock to Criticare         133,621                                     134,483
  Conversion of Criticare debt to common
  stock                                         856,485                                     858,293
  Conversion of debt to common stock            657,555                                     661,797
Conversion of redeemable preferred stock
  to common stock                             1,852,300       3,713,334                   5,577,584
  Net loss                                                   (1,929,003)                 (1,929,003)
                                                           -------------                ------------
Balance, March 31, 1999                      10,997,198     (11,478,115)                   (448,462)
                                                           -------------                ------------
  Comprehensive loss:
  Net loss                                                  (11,433,926)                (11,433,926)
Other comprehensive loss:
  Unrealized loss on investment
  securities available for sale                                             $(1,178)         (1,178)
                                                                                        ------------
  Comprehensive loss                                                                    (11,435,104)
Issuance of common stock under initial
  public offering, less offering costs
  of $513,000                                 9,161,110                                   9,172,610
  Exercise of options and warrants              424,348                                     426,822
  Provision for compensation -
  nonemployees                                  509,838                                     509,838
Issuance of common stock for
  compensation - nonemployees                 6,106,387                                   6,112,500
  Issuance of common stock for accrued
  interest                                      281,189                                     281,470
                                            ------------                              -------------
Balance, March 31, 2000                      27,480,070     (22,912,041)     (1,178)      4,619,674
                                                                                      -------------
  Comprehensive loss:
  Net loss                                                   (9,863,284)                 (9,863,284)
Other comprehensive income (loss):
Unrealized loss on investment securities
  available for sale                                                         (1,764)         (1,764)
Reclassification adjustment for loss
  included in net loss                                                        2,942           2,942
                                                                                       ------------
Comprehensive loss                                                                       (9,862,106)
Issuance of common stock under private
  placement offering                          4,299,806                                   4,305,649
  Exercise of options                            41,922                                      42,808
  Provision for compensation -
  nonemployees                                1,739,294                                   1,739,294
  Contributed capital - common
  stockholder                                    13,825                                      13,825
                                           -------------                               ------------
Balance, March 31, 2001                      33,574,917     (32,775,325)                    859,144
  Net loss                                                   (3,323,110)                 (3,323,110)
Issuance of Series A convertible
  preferred stock under private
  placement offerings, less cash
  offering costs of $153,985                    754,550        (908,535)                  3,848,515
Issuance of common stock as offering
  costs under private placement offerings          (600)
  Accrual of preferred stock dividends                          (29,400)

                                           Series A Convertible       Series B Convertible      Series C Convertible
                                              Preferred Stock           Preferred Stock            Preferred Stock
                                         -----------------------   ------------------------  --------------------------
                                         Issued and                 Issued and                 Issued and
                                         Outstanding     Amount     Outstanding    Amount     Outstanding     Amount
                                         ------------- ---------   -------------- ---------  -------------- -----------
Exercise of options
  Provision for compensation -
  nonemployees
Balance, March 31, 2002                    160,100      4,031,900
Net loss
Issuance of Series B convertible
  preferred stock under private
  placement offerings, less cash
  offering costs of $58,792                                            76,725    $1,918,125
Issuance of common stock for services
  provided in connection with private
  placement offerings
Conversion of convertible preferred
  stock to common stock                    (17,300)      (437,396)    (20,000)     (515,671)
Accrual of preferred stock dividends                      226,210                    76,227
Payment of preferred stock dividends                     (152,709)                   (8,714)
Issuance of common stock for land-use
  rights acquisition
Issuance of common stock and warrants
  for services
Exercise of options
Provision for compensation - nonemployees
Balance, March 31, 2003                    142,800      3,668,005      56,725     1,469,967
  Net loss
Issuance of Series C convertible
  preferred stock under private
  placement offerings, less offering
  costs of $1,685,365 (including cash of
  $289,000)                                                                                     125,352       3,133,800
Issuance  of  Series D  convertible
preferred  stock  under  private
placement   offerings, less cash

  offering costs of $428,919
Issuance of common stock for services
  provided in connection with private
  placement offerings
Conversion of convertible preferred
  stock to common stock                    (62,000)    (1,566,440)    (36,800)     (939,231)    (53,048)     (1,344,792)
  Accrual of preferred stock dividends                    147,311                    53,533                     175,157
  Payment of preferred stock dividends                   (173,626)                  (68,176)                    (89,979)
  Exercise of warrants
Issuance of common stock and warrants
  for services - nonemployees
  Exercise of options
  Provision for compensation -
  nonemployees
Balance, March 31, 2004                     80,800      2,075,250      19,925       516,093      72,304       1,874,186
  Net loss
Conversion of convertible preferred
  stock to common stock                    (20,400)      (521,960)                              (11,852)       (301,463)
  Accrual of preferred stock dividends                    112,758                    39,849                     130,988
  Payment of preferred stock dividend                    (114,883)                  (39,849)                   (136,735)
  Exercise of warrants
  Extension of warrants
Issuance of common stock for secondary
  offering, less offering costs of
  $337,803
  Exercise of options
  Provision for compensation -
  nonemployees
Balance, March 31, 2005                     60,400      1,551,165      19,925       516,093      60,452       1,566,976
  Net loss
Conversion of convertible preferred
  stock to common stock                     (2,000)       (51,068)     (6,461)     (163,249)    (14,916)       (375,903)
  Accrual of preferred stock dividends                     88,784                    34,423                      96,222


                                            Series D Convertible       Series E Convertible
                                               Preferred Stock            Preferred Stock           Common
                                            -----------------------   ------------------------       Stock
                                           Issued and                 Issued and                  Issued and
                                           outstanding     Amount     Outstanding     Amount       Outstanding     Amount
                                           ------------- ----------- -------------- ---------- ---------------- ----------
Exercise of options                                                                               51,214            512
  Provision for compensation -
  nonemployees
Balance, March 31, 2002                                                                        6,066,459         60,664
Net loss
Issuance of Series B convertible
  preferred stock under private
  placement offerings, less cash
  offering costs of $58,792
Issuance of common stock for services
  provided in connection with private
  placement offerings                                                                            290,000          2,900
Conversion of convertible preferred
  stock to common stock                                                                          228,448          2,285
Accrual of preferred stock dividends
Payment of preferred stock dividends                                                              45,529            456
Issuance of common stock for land-use
  rights acquisition                                                                           1,260,000         12,600
Issuance of common stock and warrants
  for services                                                                                     8,333             83
Exercise of options                                                                                  217              2
Provision for compensation - nonemployees
Balance, March 31, 2003                                                                        7,898,986         78,990
  Net loss
Issuance of Series C convertible
  preferred stock under private
  placement offerings, less offering
  costs of $1,685,365 (including cash of
  $289,000)
Issuance  of  Series D  convertible  pref
  offerings, less cash

  offering costs of $428,919               200,000      5,000,000
Issuance of common stock for services
  provided in connection with private
  placement offerings                                                                            220,000          2,200
Conversion of convertible preferred
  stock to common stock                                                                          887,817          8,878
  Accrual of preferred stock dividends                    56,712
  Payment of preferred stock dividends                                                            44,398            443
  Exercise of warrants                                                                           559,350          5,594
Issuance of common stock and warrants
  for services - nonemployees                                                                    201,667          2,017
  Exercise of options                                                                             23,068            231
  Provision for compensation -
  nonemployees
Balance, March 31, 2004                    200,000      5,056,712                              9,835,286         98,353
  Net loss
Conversion of convertible preferred
  stock to common stock                    (39,720)    (1,016,645)                               295,813          2,959
  Accrual of preferred stock dividends                    296,220
  Payment of preferred stock dividend                    (218,630)                                42,878            429
  Exercise of warrants                                                                           235,390          2,354
  Extension of warrants
Issuance of common stock for secondary
  offering, less offering costs of
  $337,803                                                                                       899,999          8,999
  Exercise of options                                                                             23,000            230
  Provision for compensation -
  nonemployees
Balance, March 31, 2005                    160,280      4,117,657                             11,332,366        113,324
  Net loss
Conversion of convertible preferred
  stock to common stock                    (43,080)    (1,095,429)     (4,000)     (101,611)     272,428          2,724
  Accrual of preferred stock dividends                    196,707                    62,139


                                                                Deficit       Accumulated        Total
                                                               Accumulated       Other        Stockholders'
                                              Additional       During the    Comprehensive       Equity
                                                Paid-in        Development       Income        (Deficiency
                                                Capital          Stage          (Loss)         in Assets)
                                           ---------------- --------------- ---------------   --------------
Exercise of options                                18,972                                          19,484
  Provision for compensation -
  nonemployees                                    332,005                                         332,005
                                              ------------
Balance, March 31, 2002                        34,679,844     (37,036,370)                      1,736,038
Net loss                                                       (4,679,069)                     (4,679,069)
Issuance of Series B convertible
  preferred stock under private
  placement offerings, less cash
  offering costs of $58,792                        90,640        (149,432)                      1,859,333
Issuance of common stock for services
  provided in connection with private
  placement offerings                             942,200                                         945,100
Conversion of convertible preferred
  stock to common stock                           950,758                                             (24)
Accrual of preferred stock dividends                             (302,437)
Payment of preferred stock dividends              160,657                                            (310)
Issuance of common stock for land-use
  rights acquisition                            2,986,200                                       2,998,800
Issuance of common stock and warrants
  for services                                     89,042                                          89,125
Exercise of options                                   126                                             128
Provision for compensation - nonemployees         243,150                                         243,150
                                              ------------
Balance, March 31, 2003                        40,142,617     (42,167,308)                      3,192,271
  Net loss                                                    (12,845,813)                    (12,845,813)
Issuance of Series C convertible
  preferred stock under private
  placement offerings, less offering
  costs of $1,685,365 (including cash of
  $289,000)                                      (565,088)     (1,120,277)                      1,448,435
Issuance of Series D convertible preferred
  stock  under  private  placement
  offerings, less cash

  offering costs of $428,919                    1,544,368      (1,973,287)                      4,571,081
Issuance of common stock for services
  provided in connection with private
  placement offerings                           1,394,800                                       1,397,000
Conversion of convertible preferred
  stock to common stock                         3,841,327                                            (258)
  Accrual of preferred stock dividends                           (432,713)
  Payment of preferred stock dividends            330,197                                          (1,141)
  Exercise of warrants                          4,468,572                                       4,474,166
Issuance of common stock and warrants
  for services - nonemployees                   7,231,835                                       7,233,852
  Exercise of options                              10,361                                          10,592
  Provision for compensation -
  nonemployees                                    267,500                                         267,500
Balance, March 31, 2004                        58,666,489     (58,539,398)                      9,747,685
  Net loss                                                    (13,433,164)                    (13,433,164)
Conversion of convertible preferred
  stock to common stock                         1,837,011                                             (98)
  Accrual of preferred stock dividends                           (579,816)                             (1)
  Payment of preferred stock dividend             507,934                                          (1,734)
  Exercise of warrants                          1,893,482                                       1,895,836
  Extension of warrants                         4,841,245                                       4,841,245
Issuance of common stock for secondary
  offering, less offering costs of
  $337,803                                      8,324,687                                       8,333,687
  Exercise of options                              21,870                                          22,100
  Provision for compensation -
  nonemployees                                    335,412                                         335,412
Balance, March 31, 2005                        76,428,132     (72,552,378)                     11,740,969
  Net loss                                                    (15,525,435)                    (15,525,435)
Conversion of convertible preferred
  stock to common stock                         1,784,435                                            (101)
  Accrual of preferred stock dividends                           (478,275)

                                           Series A Convertible       Series B Convertible      Series C Convertible
                                              Preferred Stock           Preferred Stock            Preferred Stock
                                         -----------------------   ------------------------  --------------------------
                                         Issued and                 Issued and                 Issued and
                                         Outstanding     Amount     Outstanding    Amount     Outstanding     Amount
                                         ------------- ---------   -------------- ---------  -------------- -----------
  Accrual of preferred stock dividends                    88,784                    34,423                      96,222
  Payment of preferred stock dividend                    (89,096)                  (38,646)                   (106,950)
  Exercise of warrants
  Repricing of warrants
Issuance of Series E convertible
preferred stock under private placement
  offerings, less cash
  offering costs of $53,930
Issuance of common stock for secondary
  offering, less offering costs of
  $166,554
Issuance of common stock for services -
  nonemployees
  Exercise of options
  Provision for compensation -
  nonemployees
Balance, March 31, 2006                     58,400     1,499,785       13,464      348,621       45,536      1,180,345
     Net loss
Conversion of convertible preferred
stock to
     common stock                           (2,900)      (73,480)
     Accrual of preferred stock dividends                 84,773                    26,928                      91,072
     Payment of preferred stock dividends                (85,795)                  (26,928)                    (91,072)
     Exercise of warrants
Issuance of common stock for secondary
     offering, less cash offering costs
     of $635,574
     Exercise of options
     Stock based compensation
Balance, March 31, 2007                     55,500    $1,425,283       13,464     $348,621       45,536     $1,180,345



                                            Series D Convertible       Series E Convertible
                                               Preferred Stock            Preferred Stock           Common
                                            -----------------------   ------------------------       Stock
                                           Issued and                 Issued and                  Issued and
                                           outstanding     Amount     Outstanding     Amount       Outstanding     Amount
                                           ------------- ----------- -------------- ---------- ---------------- ----------
  Accrual of preferred stock dividends                       196,707                     62,139
  Payment of preferred stock dividend                       (208,021)                                  37,812          378
  Exercise of warrants                                                                                 60,000          600
  Repricing of warrants
Issuance of Series E convertible
preferred stock under private placement
  offerings, less cash
  offering costs of $53,930                                              160,600      4,015,000
Issuance of common stock for secondary
  offering, less offering costs of
  $166,554                                                                                          2,000,000       20,000
Issuance of common stock for services -
  nonemployees                                                                                          2,000           20
  Exercise of options                                                                                  53,900          539
  Provision for compensation -
  nonemployees
Balance, March 31, 2006                       117,200      3,010,914     156,600      3,975,528    13,758,506      137,585
     Net loss
Conversion of convertible preferred
stock to
     common stock                                                        (46,400)    (1,163,731)      181,812        1,818
     Accrual of preferred stock dividends                    175,800                    172,001
     Payment of preferred stock dividends                   (175,800)                  (152,682)       84,318          843
     Exercise of warrants                                                                             150,500        1,505
Issuance of common stock for secondary
     offering, less cash offering costs
     of $635,574                                                                                    1,000,000       10,000
     Exercise of options                                                                               68,085          681
     Stock based compensation                                                                          90,000          900
Balance, March 31, 2007                       117,200     $3,010,914     110,200     $2,831,116    15,333,221     $153,332



                                                                 Deficit       Accumulated        Total
                                                               Accumulated       Other        Stockholders'
                                              Additional       During the    Comprehensive       Equity
                                                Paid-in        Development       Income        (Deficiency
                                                Capital          Stage          (Loss)         in Assets)
                                           ---------------- --------------- ---------------   --------------
  Accrual of preferred stock dividends                          (478,275)
  Payment of preferred stock dividend            441,187                                           (1,148)
  Exercise of warrants                           429,950                                          430,550
  Repricing of warrants                          125,042                                          125,042
Issuance of Series E convertible
preferred stock under private placement
  offerings, less cash
  offering costs of $53,930                      232,070        (286,000)                       3,961,070
Issuance of common stock for secondary
  offering, less offering costs of
  $166,554                                    14,693,373                                       14,713,373
Issuance of common stock for services -
  nonemployees                                    25,800                                           25,820
  Exercise of options                             79,563                                           80,102
  Provision for compensation -
  nonemployees                                    52,683                                           52,683
Balance, March 31, 2006                       94,292,235     (88,842,088)                      15,602,925
     Net loss                                                (11,132,625)                     (11,132,625)
Conversion of convertible preferred
stock to
     common stock                              1,235,370                                              (23)
     Accrual of preferred stock dividends                       (550,574)
     Payment of preferred stock dividends        530,679                                             (755)
     Exercise of warrants                        901,435                                          902,940
Issuance of common stock for secondary
     offering, less cash offering costs
     of $635,574                               6,104,426                                        6,114,426
     Exercise of options                          17,163                                           17,844
     Stock based compensation                  2,950,543                                        2,951,443
Balance, March 31, 2007                     $106,031,851   $(100,525,287)                     $14,456,175


IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A  Development  Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2005, 2006 AND 2007 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2007 (UNAUDITED)
------------------------------------------------------------------------- ---------------------------------------------------------

                                                                                                                   October 15, 1984
                                                                               Years Ended March 31,                  (Inception)
                                                               ---------------------------------------------------    to March 31,
OPERATING ACTIVITIES:                                               2005                2006               2007           2007
                                                               ----------------- --------------- ----------------- -----------------
  Net loss                                                    $(13,433,164)       $(15,525,435)      $(11,132,625)   $(96,084,440)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
  Compensation recorded related to issuance of common
  stock, common stock options and warrants                       5,176,655             203,545          2,951,443      30,692,970
  Depreciation and amortization of property and equipment          128,706             155,273            152,274       1,188,694
  Deferred rental obligation                                       (14,413)
    (Gain)/Loss on disposal of fixed assets                                                                 5,982           5,982
  Equity in loss of joint venture                                                                                         135,002
  Loss on sales of investment securities - net                                                                              2,942
  Amortization of debt discounts and issuance costs                                                                       134,503
  Gain on extinguishment of debt                                                                                       (1,427,765)
  Changes in assets and liabilities:
    Other current assets                                           (28,124)           (104,956)            94,432         (98,627)
    Other assets                                                    (1,117)           (120,747)           121,864         (15,477)
    Accounts payable                                             1,076,312             282,345            256,430       2,912,930
    Accrued expenses                                               151,317              53,050            149,176       1,038,938
    Deferred revenue                                              (516,307)           (919,007)         1,330,894       1,726,673
                                                               ----------------- --------------- ----------------- -----------------
      Net cash used in operating activities                     (7,460,135)        (15,975,932)        (6,070,130)    (59,787,675)
                                                               ----------------- --------------- ----------------- -----------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                              (174,095)            (55,634)           (51,794)     (1,617,249)
  Restricted funds on deposit                                      110,849           1,513,893         (2,588,580)     (3,118,766)
  Advances to Joint Venture                                                                                              (135,002)
  Proceeds from maturities of investments                                                                               1,800,527
  Purchases of investment securities                                                                                   (1,803,469)
                                                               ----------------- --------------- ----------------- -----------------
      Net cash provided by (used in) investing activities          (63,246)          1,458,259         (2,640,374)     (4,873,959)
                                                               ----------------- --------------- ----------------- -----------------

FINANCING ACTIVITIES:
  Net advances from stockholders and affiliates                                                                           985,172
  Proceeds from issuance of notes payable                                                                               2,645,194
  Principal payments on notes payable                                                                                    (218,119)
  Payments for debt issuance costs                                                                                        (53,669)
  Payments for extinguishment of debt                                                                                    (203,450)
  Net proceeds from issuance of redeemable preferred stock                                                              3,330,000
  Net proceeds from issuance of convertible preferred stock
  and warrants                                                                       3,961,070                         17,085,434
  Payments for convertible preferred stock dividends and
  for fractional shares of common stock resulting from the
  conversions of convertible preferred stock                        (1,832)             (1,249)              (778)         (5,592)
  Net proceeds from issuance of common stock                    10,251,624          15,224,025          7,035,210      53,312,900
  Additional capital contributed by stockholders                                                                          245,559
                                                               ----------------- --------------- ----------------- -----------------
      Net cash provided by financing activities                 10,249,792          19,183,846          7,034,432      77,123,429
                                                               ----------------- --------------- ----------------- -----------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS              2,726,411           4,666,173         (1,676,072)     12,461,795
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                 6,745,283           9,471,694         14,137,867
                                                               ----------------- --------------- ----------------- -----------------
CASH AND CASH EQUIVALENTS, END OF THE YEAR                      $9,471,694         $14,137,867        $12,461,795     $12,461,795
SUPPLEMENTAL CASH FLOW INFORMATION (Note 12)                   ----------------- --------------- ----------------- -----------------

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED MARCH 31, 2005, 2006 AND 2007.

1.      COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business - Immtech Pharmaceuticals, Inc. (a development stage enterprise) along with its subsidiaries (the "Company") is a pharmaceutical company working to commercialize oral drugs to treat infectious diseases, and the Company is expanding its targeted markets by applying its proprietary pharmaceutical platform to treat other disorders. Immtech has advanced clinical programs that include new oral treatments for Pneumocystis pneumonia ("PCP"), malaria, and trypanosomiasis ("African sleeping sickness"), and a well-defined, expanding library of compounds targeting fungal infections, HCV and other serious diseases. Immtech holds an exclusive worldwide license to certain patents and patent applications related to technology and products derived from a proprietary pharmaceutical platform. The Company has worldwide rights to commercialize and sublicense such patented technology, including a large library of well-defined compounds from which a pipeline of therapeutic products could be developed.

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

        The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2008, if at all.

        Since inception, the Company has incurred accumulated net losses of approximately $96,084,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties' abilities to perform under these agreements. There can be no assurance that the Company's activities will lead to the development of commercially viable products. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company's cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

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

        Investment - The Company accounts for its investment in NextEra Therapeutics, Inc. ("NextEra") on the equity method. As of March 31, 2006 and 2007, according to NextEra's disclosure, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of March 31, 2006 and 2007. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guarantees to NextEra.

        Property and Equipment - Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the life of the related lease or their useful life.

        Prepaid Rent - Prepaid rent relates to land use rights that the company has recorded at cost and amortized using the straight line method over the estimated useful life of fifty years.

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

        Income Taxes - The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carry-forwards and other deferred income tax assets.

        Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the years ended March 31, 2005, 2006 and 2007, as none of the Company's outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

        Stock-Based Compensation - Effective April 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model. The Black-Scholes valuation requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management's best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

        Fair Value of Financial Instruments - The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of March 31, 2006 and 2007 based on the short-term nature of the instruments.

        Segment Reporting - The Company is a development stage pharmaceutical company that operates as one segment.

        Comprehensive Loss - There were no differences between comprehensive loss and net loss for the years ended March 31, 2005, 2006, and 2007.

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

        New Accounting Standard - On July 13, 2006, the FASB issued Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income
Taxes: an Interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 is effective for us in fiscal year 2008. The Company has assessed the impact of the adoption of this statement and found that it is not material.

        New Accounting Standard - In September 2006, the FASB issued Statement No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us in fiscal year 2009. The Company is currently assessing the impact of the adoption of this statement.

        New Accounting  Standard - In February  2007, the FASB issued  Statement
No. 159 ("SFAS 159"), "Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 establishes the irrevocable option to elect to carry certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for us in fiscal year 2009. The Company is currently assessing the impact of the adoption of this statement.

2. RECAPITALIZATION, PRIVATE PLACEMENTS, INITIAL PUBLIC OFFERING AND SECONDARY PUBLIC OFFERING

        On July 24, 1998 (the "Effective Date"), the Company completed a recapitalization (the "Recapitalization") pursuant to which, among other items:
(i) the Company's debt holders converted approximately $3,151,000 in stockholder advances, notes payable and related accrued interest and accounts payable into 604,978 shares of common stock and approximately $203,000 in cash (see Note 11);
(ii) the Company's Series A Redeemable Preferred stockholders converted 1,794,550 shares of Series A Redeemable Preferred Stock into 578,954 shares of common stock (see Note 11) and (iii) the Company's Series B Redeemable Preferred stockholders converted 1,600,000 shares of Series B Redeemable Preferred Stock into 616,063 shares of common stock (see Note 11).

        Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock at $1.74 per share, or $1,000,000 in the aggregate, to certain accredited investors pursuant to private placements. The placement agent, New China Hong Kong Securities Limited ("NCHK"), received $50,000 and warrants to purchase 75,000 shares of the Company's common stock at $0.10 per share for services and expense reimbursed. RADE Management Corporation ("RADE") received warrants to purchase 225,000 shares of the Company's common stock at $0.10 per share, which was subsequently amended on April 22, 1999 to increase the exercise price from $0.10 per share to $6.47 per share, for RADE's services in the Recapitalization. RADE subleases an office facility to the Company for which the

Company pays rent directly to RADE's landlord on RADE's behalf (see Note 9). During the years ended March 31, 2005, 2006, and 2007, the Company paid approximately $124,000, $120,000 and $122,000 respectively, for the use of the office facility.

        On April 26, 1999, the Company issued 1,150,000 shares of common stock in an initial public stock offering resulting in net proceeds of approximately $9,173,000. Costs incurred of approximately $513,000 and warrants to purchase 100,000 shares of common stock issued to the underwriters for their services in the initial public offering were netted from the proceeds of the offering .

        On December 8, 2000, the Company completed a private placement offering which raised approximately $4,306,000 of additional equity capital through the issuance of 584,250 shares of common stock.

        In February 2002, the Company completed private placement offerings which raised approximately $3,849,000 of additional equity capital (net of approximately $154,000 of cash offering costs) through the issuance of 160,100 shares of Series A Convertible Preferred Stock, and five-year warrants to purchase 400,250 shares of the Company's common stock at an exercise price of $6.00 per share (see Note 8).

        In September and October 2002, the Company completed private placement offerings which raised approximately $1,859,000 of additional equity capital (net of approximately $59,000 of cash offering costs) through the issuance of 76,725 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 191,812 shares of the Company's common stock at an exercise price of $6.125 per share (see Note 8).

        In June 2003, the Company completed private placement offerings which raised approximately $2,845,000 of additional equity capital (net of approximately $289,000 of cash offering costs) through the issuance of 125,352 shares of Series C Convertible Preferred Stock. Total cash and non-cash offering costs with respect to the issuance of the Series C Convertible Preferred Stock was approximately $1,685,000 (see Note 8).

        In January 2004, the Company completed private placement offerings which raised approximately $4,571,000 of additional equity capital (net of approximately $429,000 of cash offering costs) through the issuance of 200,000 shares of Series D Convertible Preferred Stock and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $16.00 per share. The warrants expire five years from the date of grant (see Note 8).

        In July 2004, the Company completed a secondary public offering of its common stock which raised approximately $8,334,000 of additional equity capital (net of approximately $338,000 of cash offering costs) through the issuance of 899,999 shares of the Company's common stock which were sold to the public at $10.25 per share (see Note 8).

        In December 2005, the Company completed private placement offerings which raised approximately $3,340,000 of additional equity capital (net of approximately $54,000 of cash offering costs) through the issuance of 133,600 shares of Series E Convertible Preferred Stock and warrants to purchase 83,500 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants expire three years from the date of grant (see Note 8).

        In February 2006, the Company completed a secondary public offering of its common stock which raised approximately $14,880,000 of additional equity (net of approximately $167,000 of cash offering costs) through the issuance of 2,000,000 shares of the Company's common stock which were sold to the public at $7.44 per share (see Note 8).

        In March 2006, the Company completed private placement offerings which raised $675,000 of additional equity capital (option agreement attached to the December 2005 offering) through the issuance of 27,000 shares of Series E Convertible Preferred Stock (see Note 8).

        In February 2007, the Company completed a secondary public offering of its common stock which raised approximately $6,750,000 of additional equity (net of approximately $636,000 of cash offering costs) through the issuance of 1,000,000 shares of the Company's common stock which were sold to the public at $6.75 per share (see Note 8).

3.      INVESTMENT IN NEXTERA THERAPEUTICS, INC.

        As of March 31, 2006 and 2007, the Company owned, as disclosed by NextEra, approximately 28% of the issued and outstanding shares of NextEra common stock. The Company does not provide, and has not provided, any financial guarantees to NextEra. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment. Future recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. As of March 31, 2006 and 2007, the Company's net investment in NextEra is zero.

4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following as of March 31, 2006 and 2007:

                                                           2006         2007
                                                      ------------  ------------
        Research and laboratory equipment............ $   497,328   $   450,806
        Furniture and office equipment...............     357,885       331,237
        Leasehold improvements.......................      42,359        42,359
                                                      ------------  ------------
        Property and equipment - at cost.............     897,572       824,402
        Less accumulated depreciation................     725,773       684,139
                                                      ------------  ------------
        Property and equipment - net................. $   171,799   $   140,263
                                                      ============  ============

5.      PREPAID RENT

        Through Immtech Pharmaceuticals, Inc.'s wholly owned subsidiary, Super Insight Limited ("Super Insight"), and its wholly owned subsidiary, Immtech Life Science Limited ("Immtech Life Science"), Immtech Life Science has land-use rights through May 2051 for two floors of a newly-constructed building (November 2002) located in the Futian Bonded Zone, Shenzhen, in the PRC.

        Prepaid rent consists of the following as of March 31, 2006 and 2007:

                                                          2006         2007
                                                      ------------  ------------
        Prepaid rent................................. $ 3,558,994   $ 3,558,994

                                                      ------------  ------------
        Less amortization............................     174,828       249,754
                                                      ------------  ------------
        Prepaid rent - net                            $ 3,384,166   $ 3,309,240
                                                      ============  ============


6.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities as of March 31, 2006 and 2007, consist of:

                                                          2006         2007
                                                      ------------  ------------
        Accrued research and development............. $   150,000   $   199,789
        Accrued general and administrative...........       4,250        75,000
        Accrued patents..............................      25,000        50,000
        Accrued compensation.........................      31,684        39,516
        Other........................................      15,815        11,620
                                                      ------------  ------------
                                                      $   226,749   $   375,925
                                                      ============  ============

7.      INCOME TAXES

        The  Company  has  no  significant   deferred  income  tax  liabilities.
Significant components of the Company's deferred income tax assets are as follows:

                                                              March 31,
                                                    ----------------------------
                                                         2006          2007
                                                    ------------- --------------
Deferred income tax assets:
  Federal net operating loss carryforwards........  $ 25,947,000  $  29,090,000
  State net operating loss carryforwards..........     3,542,000      4,011,000
  Federal income tax credit carryforwards.........     1,511,000      1,885,000
  Deferred revenue................................       134,000        587,000
                                                    ------------- --------------
      Total deferred income tax assets............    31,134,000     35,573,000
                                                    ------------- --------------
Valuation allowance...............................   (31,134,000)   (35,573,000)
                                                    ------------- --------------
Net deferred income taxes recognized in
  the accompanying balance sheets.................  $          0  $           0
                                                    ============= ==============
        As of March 31, 2007, the Company had federal net operating loss carryforwards of approximately $85,557,000 which expire from 2008 through 2027. The Company also has approximately $83,559,000 of state net operating loss carryforwards as of March 31, 2007, which expire from 2009 through 2027, available to offset future taxable income for state (primarily Illinois) income tax purposes. Because of "change of ownership" provisions of the Tax Reform Act of 1986, approximately $250,000 of the Company's net operating loss carryforwards for federal income tax purposes are subject to an annual limitation regarding utilization against taxable income in future periods. As of March 31, 2007, the Company had federal income tax credit carryforwards of approximately $1,885,000 which expire from 2008 through 2027.

        A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

                                                      Years Ended March 31,
                                                -------------------------------
                                                   2005       2006       2007
Federal statutory income tax rate..............   (34.0)%    (34.0)%    (34.0)%
State income taxes.............................    (4.8)      (4.8)      (4.8)
Benefit of federal and state net operating
  loss and tax credit carryforwards and other
  deferred income tax assets not recognized....    38.8       38.8       38.8
                                                 --------   --------   ---------
Effective income tax rate......................     0.0%       0.0%       0.0%
                                                 --------   --------   ---------

8.      STOCKHOLDERS' EQUITY

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

        Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15, and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying consolidated balance sheets are $37,783 and $39,785 of accrued preferred stock dividends at March 31, 2007 and 2006, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price A"), subject to certain adjustments, as defined in the Series A Certificate of Designation. During the year ended March 31, 2002, the Company issued 160,100 shares of Series A Convertible Preferred Stock for net proceeds of $3,849,000 (less cash offering costs of approximately $154,000). On October 15, 2006, the Company issued 7,929 shares of common stock and paid $84 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2006, the Company issued 5,547 shares of common stock and paid $47 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2005, the Company issued

4,213 shares of common stock and paid $206 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2005, the Company issued 3,469 shares of common stock and paid $117 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 6,026 shares of common stock and paid $136 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 2,961 shares of common stock and paid $352 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007, 2006 and 2005 certain preferred stockholders converted 2,900, 2,000, and 20,400 shares of Series A Convertible Preferred Stock, including accrued dividends, for 16,541, 11,409 and 116,364 shares of common stock, respectively.

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

        Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying consolidated balance sheets are $12,021 and $12,021 of accrued preferred stock dividends as of March 31, 2007 and 2006, respectively. Each share of Series B

Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.00 conversion price (the "Conversion Price B"), subject to certain adjustments, as defined in the Series B Certificate of Designation. During the year ended March 31, 2003, the Company issued 76,725 shares of Series B Convertible Preferred Stock for net proceeds of $1,859,000 (net of cash offering costs of approximately $59,000). On October 15, 2006, the Company issued 2,542 shares of common stock and paid $26 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2006, the Company issued 1,703 shares of common stock and paid $31 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2005, the Company issued 1,805 shares of common stock and paid $48 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2005, the Company issued 1,526 shares of common stock and paid $49 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 2,213 shares of common stock and paid $34 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 974 shares of common stock and paid $17 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007, 2006, and 2005 certain preferred stockholders converted 0, 6,461, and 0 shares of Series B Convertible Preferred stock, including accrued dividends, for 0, 40,569, and 0 shares of common stock, respectively.

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

        Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying consolidated balance sheets are $41,945 and $41,945 of accrued preferred stock dividends as of March 31, 2007 and 2006, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $4.42 conversion price (the "Conversion Price C"), subject to certain adjustments, as defined in the Series C Certificate of Designation. During the year ended March 31, 2004, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $289,000 of cash offering costs). Total cash and non-cash offering costs with respect to the issuance of the Series C Convertible Preferred Stock were approximately $1,685,000. The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the year ended March 31, 2004. On October 15, 2006, the company issued 8,602 shares of common stock and paid $62 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2006, the Company issued 5,761 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2005, the Company issued 4,483 shares of common stock and paid $148 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2005, the Company issued 4,625 shares of common stock and paid $212 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 7,161 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 3,534 shares of common stock and paid $397 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007, 2006, and 2005 certain preferred stockholders converted 0, 14,916, and 11,852 shares of Series C Convertible Preferred Stock, including accrued dividends, for 0, 84,708, and 67,454 shares of common stock, respectively.

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

        Series D Convertible Preferred Stock - On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying consolidated balance sheets are $80,914 and $80,914 of accrued preferred stock dividends as of March 31, 2007 and 2006, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $9.00 conversion price (the "Conversion Price D"), subject to certain adjustments, as defined in the Series D Certificate of Designation. During the year ended March 31, 2004, the Company issued 200,000 shares of Series D Convertible Preferred Stock for net proceeds of approximately $4,571,000 (net of approximately $429,000 of cash offering costs). On October 15, 2006, the Company issued 16,611 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2006, the company issued 11,134 shares of common stock and paid $79 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2005, the Company issued 8,472 shares of common stock and paid $235 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2005, the Company issued 9,219 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2004, the Company issued 16,669 shares of common stock and paid $173 in lieu of fractional common shares as dividends on the preferred shares and on April 15, 2004, the Company issued 3,340 shares of common stock and paid $447 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007, 2006, and 2005 certain preferred stockholders converted 0, 43,080, and 39,720 shares of Series D Convertible Preferred Stock, including accrued dividends, for 0, 114,581, and 111,995 shares of common stock, respectively.

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

        On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company's 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying consolidated balance sheets are $76,116 and $60,528 of accrued preferred stock dividends as of March 31, 2007 and 2006, respectively. Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the "Liquidation Price"), by a $7.04 conversion price (the "Conversion Price E"), subject to certain adjustments, as defined in the Series E Certificate of Designation. On October 15, 2006, the Company issued 15,670 shares of common stock and paid $111 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 8,819 shares of common stock and paid $134 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007 and 2006 certain preferred stockholders converted 46,400 and 4,000 shares of Series E Convertible Preferred Stock, including accrued dividends, for 165,271 and 14,418 shares of common stock, respectively.

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

        Common Stock -On July 30, 2004, the Company completed a secondary public offering of its common stock wherein the Company sold 899,999 shares of common stock resulting in net proceeds to the Company of approximately $8,334,000. The shares were sold to the public at $10.25 per share. Jeffries & Company, Inc. acted as the sole book-running manager and underwriter of this offering.

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

        On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued and expensed with a grant date value of approximately $36,000 to Tulane University as part of the Tulane License Agreement granting to us an exclusive license to develop, manufacture and commercialize a group of 4-aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases.

        On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued and expensed with a grant date value of approximately $36,000 to T. Stephen Thompson as part of his retirement and consulting agreement dated May 1, 2006.

        On November 28, 2006, restricted shares in the amount of 80,000 shares of common stock were expensed and issued to China Pharmaceutical Investments Limited ("China Pharmaceutical") with a grant date fair value of approximately $564,000 as part of the agreement signed August 28, 2006 between Immtech Pharmaceuticals, Inc. and China Pharmaceutical. China Pharmaceutical achieved milestone payments of common stock for identification of a site deemed suitable by the Company for building a pharmaceutical plant and for completing the feasibility study to be submitted to the appropriate governmental agencies.

        In February 2007, the Company completed a secondary public offering of its common stock which raised approximately $6,750,000 of additional equity (net of approximately $636,000 of cash offering costs) through the issuance of 1,000,000 shares of the Company's common stock which were sold to the public at $6.75 per share. Ferris, Baker Watts, Incorporated acted as the placement agent.

        Incentive Stock Programs - At the stockholders' meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued. During the year ended March 31, 2007, 103,430 options previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued.

        The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. The options generally vest over periods ranging from zero to four years. As of March 31, 2007, there were a total of 439,513 shares available for grant.

        During the year ended March 31, 2005, the Company issued options to purchase 20,000 shares of common stock to non-employees and recognized expense of approximately $335,000 related to such options and certain other options issued in prior years which vest over a four-year service period. During the year ended March 31, 2006, the Company issued options to purchase 40,000 shares of common stock to non-employees and recognized expense of approximately $53,000 related to such options and certain other options issued in prior years which vest over a two or four-year service period. During the year ended March 31, 2007, the Company issued options to purchase 76,000 shares of common stock to non-employees and recognized expense of approximately $315,000 related to such options and certain other options issued in prior years which vest over a one to four-year service period. The expense was determined based on the estimated fair value of the options using the Black-Scholes option valuation model and assumptions regarding volatility of the Company's common stock, risk-free interest rates, and life of the option of the Company's common stock all at the date such options were issued. Additionally, the Company granted 5,000 restricted stock awards during the year ended March 31, 2007 and recognized expense of approximately $36,000.

        During the year ended March 31, 2005, the Company issued options to purchase 371,000 shares of common stock to employees and directors which vest over two years. During the year ended March 31, 2006, the company issued options to purchase 324,001 shares of common stock to employees and directors which vest over two years. During the year ended March 31, 2007, the Company issued options to purchase 345,000 shares of common stock to employees and directors which vest over two years and recognized expense of approximately $2,001,000 related to such options and certain other options issued in prior years which vest over a two to four-year service period. The expense was determined based on the estimated fair value of the options using the Black-Scholes option valuation model.

        The activity during the years ended March 31, 2005, 2006 and 2007 for the Company's stock options is summarized as follows:

                                                                                                           Weighted Average
                                                                                                               Remaining
                                                Number of      Stock Options Price     Weighted Average       Contractual
                                                 Shares               Range             Exercise Price        Life-Years
                                          ------------------- --------------------- --------------------- ------------------
  Outstanding as of March 31, 2004.......        962,574           0.34 - 21.66             8.63
    Granted..............................        391,000           8.15 - 14.24            10.34
    Exercised............................        (23,517)          0.46 - 4.42              1.30
    Expired..............................
                                          ------------------- --------------------- --------------------- ------------------
  Outstanding as of March 31, 2005.......      1,330,057           0.34 - 21.66             9.26                  6.77
    Granted..............................        364,001            7.29-12.38              8.02
    Exercised............................        (62,844)          0.46 - 2.55              1.63
    Expired..............................        (76,834)           2.55-21.66              9.86
                                          ------------------- --------------------- --------------------- ------------------
  Outstanding as of March 31, 2006.......      1,554,380           0.34 - 21.66             9.25                  5.75
    Granted..............................        421,000            5.60- 7.35              5.97
    Exercised............................        (87,605)          0.46 - 4.75              2.05
    Expired..............................        (87,166)          4.75 -12.33              5.27
                                          ------------------- --------------------- --------------------- ------------------
  Outstanding as of March 31, 2007.......      1,800,609          $0.34 - 21.66            $8.92                  6.90
                                          =================== ===================== ===================== ==================
  Exercisable as of March 31, 2005.......        874,360           0.34 - 21.66             8.42                  5.56
  Exercisable as of March 31, 2006.......      1,115,167           0.34 - 21.66             9.56                  5.75
  Exercisable as of March 31, 2007.......      1,307,610           0.34 - 21.66             9.76                  6.19



On April 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") no. 123 (revised 2004), "Share-Based Payment," which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to April 1, 2006 are charged to expense under the prior rules, and awards issued after that date are charged to expense under the revised rules. Total non-cash compensation expense charged against income for the year ended March 31, 2007 for share-based plans totaled approximately $2,316,000. Through March 31, 2006, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees and directors. The Company used the modified prospective method of adoption. Under this method, prior years' financial results do not include the impact of recording stock options using fair value. Had compensation cost been determined using the fair value-based accounting method in the years ended March 31, 2005 and 2006, pro forma net income and earnings per share ("EPS") amounts would have been as follows:

                                                            2005                     2006
                                                       ---------------          --------------
Net loss attributable to common shareholders -
  as reported                                          $ (14,012,980)           $ (16,289,710)

Deduct:  total stock-based compensation expense
  determined under fair value method for awards to
  employees and directors                                 (3,414,407)              (3,575,570)
                                                       ---------------          --------------

Net loss attributable to common stockholders -
  pro forma                                            $ (17,427,387)           $ (19,865,280)
                                                       ===============          ==============

Basic and diluted net loss per share attributable
  to common stockholders - as reported                 $       (1.32)           $       (1.37)
                                                       ===============          ==============

Basic and diluted net loss per share attributable
  to common stockholders - pro forma                   $       (1.64)           $       (1.68)
                                                       ===============          ==============


    The weighted-average grant-date fair value of options granted during the years ended March 31, 2005, 2006 and 2007 was $10.34, $8.02 and $5.97,
    respectively. The intrinsic value of options exercised during the years ended March 31, 2005, 2006 and 2007 was approximately $299,000, $553,000 and
    $492,000, respectively. The intrinsic value of stock options vested during the years ended March 31, 2005, 2006 and 2007 was approximately $4,740,000, $2,197,000 and $1,038,000, respectively. The intrinsic value of stock options outstanding during the years ended March 31, 2005, 2006 and 2007 was approximately $6,013,000, $2,286,000 and $1,043,000, respectively. As of the year ended March 31, 2007, there is approximately $2,451,000 of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2000 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.2 years. As of the year ended March 31, 2007, 1,737,717 options have vested or are expected to vest with a weighted average exercise price of $11.88, a weighted average remaining life of 6.9 years, and with an aggregate intrinsic value of approximately $1,022,000. The fair value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                          2005    2006    2007

    Risk free interest rate               4.47%   4.59%   4.80%
    Average life of options (years)       9.7     10.0      9.5
    Volatility                            112%    70%       78%
    Dividend yield                        -0-     -0-       -0-





        The average risk-free interest rate is based on the U.S. Treasury security rate in effect over the estimated life at the grant date. The average life of the options is based upon historical data. The Company determined expected volatility in the Black-Scholes model based upon two year historical data at the year ended March 31, 2005, and implied volatility based upon exchange traded options for the Company's common stock for the years ended March 31, 2006 and 2007. Implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility. There is no dividend yield.

        Warrants - On January 31, 2002, the Company entered into a one year consulting agreement with Yorkshire Capital Limited ("Yorkshire") for services related to identifying investors and raising funds in connection with the February 2002 private placement and assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items. In connection with the closing of the private placement, the Company granted Yorkshire warrants to purchase 360,000 shares of the Company's common stock at prices ranging from $6.00 to $12.00 per share. The warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share vested upon the closing of the private placement. The remaining warrants did not vest and were cancelled. The vested warrant expired on February 14, 2007.

        In February 2002, the Company, in connection with the Series A Convertible Preferred Stock private placement, issued warrants to purchase 400,250 shares of the Company's common stock at an exercise price of $6.00 per share of common stock to the purchasers of the Series A Convertible Preferred Stock. The warrants expired in February 2007.

        On February 1, 2002, the Company entered into an introductory brokerage agreement with Ace Champion, Ltd. ("Ace") and Pacific Dragon Group, Ltd. ("Pacific Dragon") (collectively, the "Introductory Brokers") for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned February 2002 private placement to the purchaser of the Series B Convertible Preferred Stock (see Note 3). As compensation for such services, Ace and Pacific Dragon received warrants to purchase 100,000 shares and 300,000 shares, respectively, of the Company's common stock at an exercise price of $6.00 per share, subject to certain conditions. The warrants expired on February 22, 2007.

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

        On March 18, 2005, the Company's board of directors approved an exercise extension from March 21, 2005 to December 23, 2005 on warrants to purchase 125,000 shares of the Company's common stock at $15.00 per share which were originally issued to Fulcrum on March 21, 2003; the Company therefore recorded a non-cash charge during the year ended March 31, 2005 of $300,000, determined using the Black-Scholes option pricing model. On November 2, 2005, the Company's board of directors approved a reduction in the exercise price of these warrants from $15.00 to $8.80 while shortening the expiry date from December 23, 2005 to November 5, 2005. The Company recorded a non-cash charge of $125,000, determined using the Black-Scholes option pricing model. Fulcrum exercised 35,000 warrants resulting in proceeds to the Company of $308,000. The remaining 90,000 warrants expired.

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

         In connection with services rendered to us by Ferris, Baker Watts, Incorporated, effective January 16, 2007, the Company issued warrants to purchase 100,000 shares of our common stock. The warrants are exercisable at $9.18 per share (the exercise price was set by calculating a 15% premium over the Company's common stock volume weighted average price for the 10 day period immediately preceding January 15, 2007). The warrants are exercisable beginning on January 16, 2008 through January 16, 2012. The Company may redeem any outstanding warrants, at $0.01 per share underlying each warrant, upon 30 day prior notice if at any time prior to the expiration of the warrant the market closing price of the Company's common stock meets or exceeds $18.36 for 20 consecutive trading days. The warrant holder may exercise the warrant, pursuant to its terms, during the 30 day notice period.

        The activity during the years ended March 31, 2005, 2006 and 2007 for the Company's warrants to purchase shares of common stock is summarized as follows:

                                                                              Warrants       Weighted Average
                                                      Number of Shares      Price Range       Exercise Price
                                                     ------------------ ------------------- ------------------
Outstanding as of March 31, 2004....                     2,987,710           6.00-16.00           7.70
  Granted...........................                        80,100           6.00-16.00          12.81
  Cancelled                                                (75,000)            16.00             16.00
  Exercised.........................                      (252,400)          6.00-16.00           8.87
                                                     ------------------ ------------------- ------------------
Outstanding as of March 31, 2005....                     2,740,410           6.00-16.00           7.51
  Granted...........................                       251,500          10.00-13.11          11.24
  Cancelled.........................                       (90,000)             8.80              8.80
  Exercised.........................                       (51,800)          6.47-8.80            8.04
                                                     ------------------ ------------------- ------------------
Outstanding as of March 31, 2006....                     2,850,110           6.00-16.00           7.52
  Granted...........................                       100,000              9.18              9.18
  Cancelled.........................                      (496,000)             6.00              6.00
  Exercised.........................                      (150,500)             6.00              6.00
                                                     ------------------ ------------------- ------------------
Outstanding as of March 31, 2007....                     2,303,600          $6.00-16.00          $8.02
                                                     ================== =================== ==================
Exercisable as of March 31, 2005....                     2,730,410           6.00-16.00           7.53
Exercisable as of March 31, 2006....                     2,740,110           6.00-16.00           7.34
Exercisable as of March 31, 2007....                     2,293,610           6.00-16.00           8.05


        The following table summarizes information about outstanding warrants to purchase shares of the Company's common stock as of March 31, 2007:

           Exercise Price Per Share      Warrants Outstanding    Expiration Date
        ------------------------------ ----------------------- -----------------
          6.00......................            10,000              7/31/07
          6.08......................           600,000              7/16/08
          6.13......................           101,310              9/25/07
          6.13......................             2,500              10/28/07
          6.47......................           208,200              7/24/08
          6.47......................           750,000              10/12/08
          9.18......................           100,000              1/16/12
          10.00.....................           151,500              12/13/08
          12.81.....................            80,100              7/30/09
          13.11.....................           100,000              7/13/10
          16.00.....................           200,000              1/22/09
                                       -----------------------
        Total Warrants Outstanding..         2,303,610
                                       =======================

9.      COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

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

        During the years ended March 31, 2005, 2006 and 2007, the Company expensed approximately $730,000, $978,000 and $1,012,000 respectively, of other payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research. Total payments expensed to UNC-CH and certain other Scientific Consortium universities were approximately $763,000, $978,000 and $1,012,000 during the years ended March 31, 2005, 2006 and 2007, respectively. Included in accounts payable as of March 31, 2006 and 2007, was approximately $44,000 and $174,000 respectively, due to UNC-CH and certain other Scientific Consortium universities.

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

        During the years ended March 31, 2005, 2006 and 2007, the Company received installment payments under the November 2000, April 2003 and March 2006 grants of approximately $2,995,000, 0 and $5,649,000, respectively, and approximately $3,592,000, $2,758,819 and $2,795,000 was utilized for clinical and research purposes conducted and expensed during the years ended March 31, 2005, 2006 and 2007, respectively. The Company recognized revenues of approximately $3,592,000, $869,000 and $3,922,000 during the years ended March 31, 2005, 2006 and 2007, respectively, for services performed under the agreement. The remaining amount (approximately $1,727,000 as of March 31, 2007) has been deferred and will be recognized as revenue over the term of the agreement as services are performed.

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

        The Company recognized revenues of approximately $2,275,000, $2,663,000 and $396,000 during the years ended March 31, 2005, 2006, and 2007, respectively, for expenses incurred related to activities within the scope of the Testing Agreement. At March 31, 2006 and 2007, the Company has approximately $396,000 and $0, respectively, recorded as deferred revenue with respect to this agreement.

10.     OTHER COMMITMENTS AND CONTINGENCIES

        Operating Leases - In October 2004, the Company entered into an amendment to the lease of its main office and research facility under an operating lease that requires lease payments starting in March 2005 of approximately $8,200 per month through March 2008 and $8,600 from April 2008 through March 2010. The Company is required to pay certain real estate and occupancy costs. In July 1999, the Company began leasing an additional office facility from RADE, a consultant who previously provided services to the Company, on a month-to-month basis, for approximately $10,100 per month. Total rent expense was approximately $305,000, $252,000 and $256,000 for all leases during the years ended March 31, 2005, 2006, and 2007, respectively.

        As of March 31, 2007, future minimum lease payments required under the aforementioned noncancellable operating leases approximated the following:

                Year Ending March 31,     Lease Payments
               ----------------------- -------------------
                        2008                  98,000
                        2009                 103,000
                        2010                  99,000
                        Total               $300,000

        Other Contingencies - On August 12, 2003, the Company filed a lawsuit against Neurochem, Inc. ("Neurochem") alleging that Neurochem misappropriated the Company's trade secrets by filing a series of patent applications relating to compounds synthesized and developed by the Consortium, with whom Immtech has an exclusive licensing agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat Alzheimer's disease (the "Neurochem Testing Agreement"). Pursuant to the terms of the Neurochem Testing Agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech's prior written consent, to immediately advise Immtech if any invention was discovered and to cooperate with Immtech and its counsel in filing any patent applications.

        In its complaint, the Company also alleged, among other things, that Neurochem fraudulently induced the Company into signing the Neurochem Testing Agreement, and breached numerous provisions of the Neurochem Testing Agreement, thereby blocking the development of the Consortium's compounds for the treatment of Alzheimer's disease. By engaging in these acts, the Company alleged that Neurochem has prevented the public from obtaining the potential benefit of new drugs for the treatment of Alzheimer's disease, which would compete with Neurochem's Alzhemed drug.

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

        On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Tribunal found that Neurochem breached the Neurochem Testing Agreement and awarded Immtech approximately $1.9 million in damages and attorneys' fees and costs, which was received, and (ii) denied all of Neurochem's claims against Immtech.

        In October 2003, Gerhard Von der Ruhr et al (the "Von der Ruhr Plaintiffs") filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors alleging breaches of a stock lock-up agreement, option agreements and a technology license agreement by the Company, as well as interference with the Von der Ruhr Plaintiffs' contracts with the Company by its officers. The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs. In 2005, one of the counts in the case was dismissed upon the Company's motion for summary judgment. A preliminary pre-trial conference was held on October 26, 2006 and the court granted the Company's motions in limine to exclude plaintiffs' claim for lost profits damages and to prohibit plaintiff Gerhard Von der Ruhr from offering expert testimony at trial. The court subsequently granted a motion to sever the trial on Count V, regarding a technology license agreement, from the trial on the remaining counts. A pretrial order was submitted to the court in April 2007, however, the date for trial of the four counts remaining in the Amended Complaint has not yet been set.

11.     SUPPLEMENTAL CASH FLOW INFORMATION

        The Company did not pay any income taxes or interest during the years ended March 31, 2005, 2006 and 2007.

(c)     Non-Cash Transactions

        During the years ended March 31, 2005, 2006 and 2007, the Company issued common stock, common stock options and warrants or modified existing arrangements as compensation for services and also engaged in certain other non-cash investing and financing activities. The amounts of these transactions are summarized as follows:

                                                                 Year Ended March 31,
                                                      --------------------------------------
                                                          2005         2006         2007
                                                      ------------ ------------ ------------
Convertible preferred stock dividends recorded.......    579,816      478,275      550,574
Issuance of common stock as payment of
  convertible preferred stock dividends..............    508,362      441,565      531,522
Issuance of common stock for conversions
  of convertible preferred stock.....................  1,839,971    1,787,159    1,237,188



12.     SUBSEQUENT EVENT

        On June 8, 2007, the Company entered into an exclusive licensing agreement pursuant to which we have licensed to Par Pharmaceutical Companies, Inc. ("Par") commercialization rights in the United States to pafuramidine for the treatment of PCP in AIDS patients.

        In return, we received an initial payment of $3 million. Par will also pay us as much as $29 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and FDA regulatory review and approval. In addition to royalties on sales, we may receive up to $115 million in additional milestone payments on future sales and will retain the right to co-market pafuramidine in the United States. We have also granted Par a right of first offer to negotiate a license agreement with us if we determine that pafuramidine can be used for the treatment and/or prophylaxis of malaria.

                                   * * * * * *