Form 10-Q
period 2007-06-30
IMMTECH PHARMACEUTICALS, INC.
filed 2007-08-09
CIK 882509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-14907

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

Large accelerated filer     |_|                                                 Accelerated filer     |X|                                       Non-accelerated filer    |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  |  |     No  |X|

As of August 7, 2007, 15,387,146 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

Table of Contents

Page

PART I	FINANCIAL INFORMATION	2

Item 1	Financial Statements (unaudited)	2
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION	26

Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4	Submission of Matters to a Vote of Security Holders	27
Item 5	Other Information	27
Item 6	Exhibits	27

PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	March 31,
ASSETS	2007	2007

CURRENT ASSETS:
Cash and cash equivalents	$12,173,125	$12,461,795
Restricted funds on deposit	1,682,287	3,118,766
Other current assets	503,773	98,627

Total current assets	14,359,185	15,679,188

PROPERTY AND EQUIPMENT - Net	121,882	140,263

PREPAID RENT	3,290,508	3,309,240

OTHER ASSETS	193,108	15,477

TOTAL	$17,964,683	$19,144,168

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,365,546	$2,585,395
Accrued expenses	421,151	375,925
Deferred revenue	3,890,455	1,726,673

Total current liabilities	5,677,152	4,687,993

Total liabilities	5,677,152	4,687,993

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of June 30, 2007 and March 31, 2007.
Series A convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 320,000 shares authorized, 55,500 shares issued and outstanding as of June 30, 2007 and March 31, 2007; aggregate liquidation preference
of $1,404,528 as of June 30, 2007.	1,404,528	1,425,283

Series B convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 240,000 shares authorized, 13,464 shares issued and outstanding as of June 30, 2007 and March 31, 2007; aggregate liquidation preference
of $341,902 as of June 30, 2007.	341,902	348,621
Series C convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of June 30, 2007 and March 31, 2007; aggregate liquidation preference
of $1,157,639 as of June 30, 2007.	1,157,639	1,180,345
Series D convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 200,000 shares authorized, 117,200 shares issued and outstanding as of June 30, 2007 and March 31, 2007; aggregate liquidation preference
of $2,967,085 as of June 30, 2007.	2,967,085	3,010,914
Series E convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 167,000 shares authorized, 108,200 and 110,200 shares issued and outstanding as of June 30, 2007 and March 31, 2007, respectively;
aggregate liquidation preference of $2,739,272 as of June 30, 2007.	2,739,272	2,831,116
Common stock, par value $0.01 per share, 100,000,000 shares
authorized, 15,381,493 and 15,333,221 shares issued and outstanding
as of June 30, 2007 and March 31, 2007, respectively.	153,815	153,332
Additional paid-in capital	106,844,562	106,031,851
Deficit accumulated during the developmental stage	(103,321,272)	(100,525,287)

Total stockholders' equity	12,287,531	14,456,175

TOTAL	$17,964,683	$19,144,168

See notes to condensed consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			October 15,
			1984
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007

REVENUES	$826,349	$1,941,609	$25,909,102

EXPENSES:
Research and development	1,917,812	2,468,836	62,031,745
General and administrative	1,717,288	2,219,855	65,694,645
Other (litigation settlement)			(1,874,454)
Equity in loss of joint venture	-	-	135,002

Total expenses	3,635,100	4,688,691	125,986,938

LOSS FROM OPERATIONS	(2,808,751)	(2,747,082)	(100,077,836)

OTHER INCOME (EXPENSE):
Interest income	147,763	150,361	1,621,794
Interest expense			(1,129,502)
Loss on sales of investment securities - net			(2,942)
Cancelled offering costs			(584,707)
Gain on extinguishment of debt	-	-	1,427,765

Other income	147,763	150,361	1,332,408

NET LOSS	(2,660,988)	(2,596,721)	(98,745,428)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
PREFERRED STOCK PREMIUM DEEMED DIVIDENDS	(134,997)	(142,808)	(6,945,743)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
AMORTIZATION AND DIVIDENDS	-	-	2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,795,985)	$(2,739,529)	$(103,321,272)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS:
Net loss	$(0.17)	$(0.19)
Convertible preferred stock dividends and convertible
preferred stock premium deemed dividends	(0.01)	(0.01)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$(0.18)	$(0.20)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER SHARE	15,370,054	13,920,324

See notes to condensed consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			October 15,
			1984
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(2,660,988)	$(2,596,721)	$(98,745,428)
Adjustments to reconcile net loss to net cash used in
operating activities:
Compensation recorded related to issuance of common stock,
common stock options and warrants	492,793	676,080	31,185,763
Depreciation and amortization of property and equipment	37,113	39,262	1,225,807
(Gain)/Loss on disposal of fixed assets			5,982
Equity in loss of joint venture			135,002
Loss on sales of investment securities - net			2,942
Amortization of debt discounts and issuance costs			134,503
Gain on extinguishment of debt			(1,427,765)
Changes in assets and liabilities:
Other current assets	(405,146)	(201,818)	(503,773)
Other assets	(177,631)	399	(193,108)
Accounts payable	(1,219,849)	418,266	1,693,081
Accrued expenses	45,226	7,386	1,084,164
Deferred revenue	2,163,782	3,707,297	3,890,455

Net cash provided by (used in) operating activities	(1,724,700)	2,050,151	(61,512,375)

INVESTING ACTIVITIES:
Purchase of property and equipment		(34,012)	(1,617,249)
Restricted funds on deposit	1,436,479	(4,236,985)	(1,682,287)
Advances to joint venture			(135,002)
Proceeds from maturities of investment securities			1,800,527
Purchases of investment securities	-	-	(1,803,469)

Net cash provided by (used in) investing activities	1,436,479	(4,270,997)	(3,437,480)

FINANCING ACTIVITIES:
Advances from stockholders and affiliates			985,172
Proceeds from issuance of notes payable			2,645,194
Principal payments on notes payable			(218,119)
Payments for debt issuance costs			(53,669)

Payments for extinguishment of debt			(203,450)
Net proceeds from issuance of redeemable preferred stock			3,330,000
Net proceeds from issuance of convertible preferred stock and warrants			17,085,434
Payments of convertible preferred stock dividends and for fractional shares of
common stock resulting from the conversions of convertible preferred stock	(449)	(405)	(6,041)
Net proceeds from issuance of common stock		(6)	53,312,900

Additional capital contributed by stockholders	-	-	245,559

Net cash provided by (used in) provided by financing activities	(449)	(411)	77,122,980

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(288,670)	(2,221,257)	12,173,125

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,461,795	14,137,867	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,173,125	$11,916,610	$12,173,125

See notes to condensed consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Immtech Pharmaceuticals, Inc. and its subsidiaries (the “Company” or “Immtech”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  The Company, with a fiscal year ending March 31, believes that the disclosures made are adequate to prevent the financial information given from being misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.	COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business– Immtech Pharmaceuticals, Inc. (a development stage enterprise) along with its subsidiaries, is a pharmaceutical company working to commercialize drugs to treat infectious diseases, and the Company is expanding its targeted markets by applying its proprietary pharmaceutical platform to treat other disorders.  Immtech has advanced clinical programs that include new treatments for Pneumocystis pneumonia (“PCP”), malaria, and trypanosomiasis (“African sleeping sickness”), and a well-defined, expanding library of compounds targeting fungal infections, HCV and other serious diseases.  Immtech holds an exclusive worldwide license to certain patents and patent applications related to technology and products derived from a proprietary pharmaceutical platform. The Company has worldwide rights to commercialize and sublicense such patented technology, including a large library of well-defined compounds from which a pipeline of therapeutic products could be developed.

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

Since inception, the Company has incurred accumulated net losses of approximately $98,745,000.  Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts.  In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements.  There can be no assurance that the Company’s activities will lead to the development of commercially viable products.  The Company’s operations to date have consumed substantial amounts of cash.  The negative cash flow from operations is expected to continue in the foreseeable future.  The Company believes it will require substantial additional funds to commercialize its drug candidates.  The Company’s cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors.  Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

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

Principles of Consolidation– The consolidated financial statements include the accounts of Immtech Pharmaceuticals, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.

Restricted Funds on Deposit– Restricted funds on deposit consist of cash in two accounts on deposit at a bank which are restricted for use in accordance with (i) a clinical research subcontract agreement with UNC-CH and (ii) a malaria drug development agreement with Medicines for Malaria Venture (“MMV”).

Concentration of Credit Risk– The Company maintains its cash in commercial banks.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits.

Investment– The Company accounts for its investment in NextEra Therapeutics, Inc. (“NextEra”) on the equity method.  As of June 30, 2007 and March 31, 2007, according to NextEra’s disclosure, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock.  The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of June 30, 2007 and March 31, 2007.  Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.  The Company does not provide, and has not provided, any financial guarantees to NextEra.

Property and Equipment– Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years.  Leasehold improvements are amortized over the lesser of the life of the related lease or their useful lives.

Prepaid Rent– Prepaid rent relates to land use rights that the Company has recorded at cost and amortized using the straight-line method over the estimated useful life of fifty years.

Long-Lived Assets– The Company periodically evaluates the carrying value of its property and equipment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the asset which is measured by the difference between the fair value and the carrying value of the asset.

Revenue Recognition– Grants to perform research have been the Company’s primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates.  Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant.  Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.

Revenue from licensing arrangements is recorded when earned based on the performance requirements of the contract.  Nonrefundable upfront license fees, for product candidates where the Company is providing continuing services related to product development, are deferred and recognized as revenue over the development period or as the Company provides services required under the agreement.  The timing and amount of revenue the Company recognizes from licenses, either from upfront fees or milestones where the Company is providing continuing services related to product development, is dependent upon the Company’s estimates of filing dates.  As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of the Company’s control.  The impact on revenue changes in the Company’s estimates and the timing thereof, is recognized prospectively over the remaining estimated product development period.

Research and Development Costs– Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements.  Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on the Company’s behalf.

Income Taxes– The Company accounts for income taxes using an asset and liability approach.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.  A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carry-forwards and other deferred income tax assets.

Net Income (Loss) Per Share– Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method.  Diluted net loss per share was the same as the basic net loss per share for the three month periods ended June 30, 2007 and June 30, 2006, as none of the Company’s outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

Stock-Based Compensation– Effective April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method.  SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  The cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the services in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model.  The Black-Scholes valuation requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

Fair Value of Financial Instruments– The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of June 30, 2007 and March 31, 2007 based on the short-term nature of the instruments.

Segment Reporting– The Company is a development stage pharmaceutical company that operates as one segment.

Comprehensive Loss– There were no differences between comprehensive loss and net loss for the three month periods ended June 30, 2007 and 2006, respectively.

Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.

New Accounting Standard – The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on April 1, 2007.  The adoption of FIN 48 did not have an impact.  At the adoption date and as of June 30, 2007, the Company does not have a liability for uncertain tax benefits.  The Company does not presently expect any reasonably possible material change to the estimated amount of liability associated with its uncertain tax positions during the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  Periods subject to examination for the Company’s federal tax return are the 1990 through 2006 tax years.  In addition, open tax years related to state jurisdictions remain subject to examination but are not considered material.

New Accounting Standard – In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for us in fiscal year 2009.  The Company is currently assessing the impact of the adoption of this statement.

New Accounting Standard – In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 establishes the irrevocable option to elect to carry certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings.  SFAS 159 is effective for us in fiscal year 2009.  The Company is currently assessing the impact of the adoption of this statement.

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

Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $17,028 and $37,783 of accrued preferred stock dividends at June 30, 2007 and March 31, 2007, respectively.  Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price A”), subject to certain adjustments, as defined in the Series A Certificate of Designation.  On April 15, 2007, the Company issued 6,308 shares of common stock and paid $87 in lieu of fractional common shares as dividends on the preferred shares. On

April 15, 2006, the Company issued 5,547 shares of common stock and paid $47 in lieu of fractional common shares as dividends on the preferred shares.  During the three month periods ended June 30, 2007 and 2006 there were no conversions.

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

Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $5,302 and $12,021 of accrued preferred stock dividends as of June 30, 2007 and March 31, 2007, respectively.  Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.00 conversion price (the “Conversion Price B”), subject to certain adjustments, as defined in the Series B Certificate of Designation.  On April 15, 2007, the Company issued 2,040 shares of common stock and paid $30 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 1,703 shares of common stock and paid $31 in lieu of fractional common shares as dividends on the preferred shares.    During the three month periods ended June 30, 2007 and 2006, there were no conversions.

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

Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $19,239 and $41,945 of accrued preferred stock dividends as of June 30, 2007 and March 31, 2007, respectively.   Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price C”), subject to certain adjustments, as defined in the Series C Certificate of Designation.  On April 15, 2007, the Company issued 6,900 shares of common stock and paid $99 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 5,761 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares.    During the three month periods ended June 30, 2007 and 2006, there were no conversions.

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

Series D Convertible Preferred Stock – On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $37,085 and $80,914 of accrued preferred stock dividends as of June 30, 2007 and March 31, 2007, respectively.  Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $9.00 conversion price (the “Conversion Price D”), subject to certain adjustments, as defined in the Series D Certificate of Designation. On April 15, 2007, the Company issued 13,334 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the Company issued 11,134 shares of common stock and paid $79 in lieu of fractional common shares as dividends on the preferred shares.  During the three month periods ended June 30, 2007 and 2006, there were no conversions.

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

Series E Convertible Preferred Stock–On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $34,272 and $76,116 of accrued preferred stock dividends as of June 30, 2007 and March 31, 2007, respectively.  Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $7.04 conversion price (the “Conversion Price E”), subject to certain adjustments, as defined in the Series E Certificate of Designation.  On April 15, 2007, the Company issued 12,531 shares of common stock and paid $132 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 8,819 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares.  During the three month period ended June 30, 2007, a preferred shareholder converted 2,000 shares of Series E Convertible Preferred Stock, including accrued dividends, for 7,159 shares of common stock.  During the three month period ended June 30, 2006, certain preferred stockholders converted 46,000 shares of Series E Convertible Preferred Stock, including accrued dividends, for 163,847 shares of common stock.

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

Common Stock–On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued and expensed with a grant date value of approximately $36,000 to Tulane University as part of the Tulane License Agreement granting to us an exclusive license to develop, manufacture and commercialize a group of four – aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases.

On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued and expensed with a grant date value of approximately $36,000 to T. Stephen Thompson as part of his retirement and consulting agreement dated May 1, 2006.

Warrants– No warrants were exercised in the three month periods ended June 30, 2007 and 2006.

Incentive Stock Programs – At the stockholders’ meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares.  Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued.  During the three month periods ended June 30, 2007 and 2006, 81,000 and 9,166 options, respectively, previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued.  During the three month periods ended June 30, 2007 and 2006, the Company issued 7,500 and 56,000 options, respectively, to purchase shares of common stock.  Additionally, the Company granted 5,000 restricted stock awards in the period ended June 30, 2006.  As of June 30, 2007, there were a total of 513,013 shares available for grant. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years.  The options generally vest over periods ranging from 0 to 4 years.

The Company recognized approximately $493,000 and $605,000 of compensation cost for the three month periods ended June 30, 2007 and 2006, respectively. During the three month period ended June 30, 2006, 32,263 options were exercised on a cashless basis resulting in 30,349 common shares being issued with an exercise price of $0.47

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding).  Expected implied volatility is based on the volatility of the Company’s exchange traded options for the Company’s common stock.  The risk-free interest rate is based on the U.S. treasury security rate in effect over the estimated life of the option. There is no dividend yield.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month periods ended June 30, 2007 and 2006.

Three Months Ended June 30,

	2007	2006

Risk free interest rate	5.11%	4.89%
Average life of options (years)	10.0	6.0
Volatility	75%	69%
Dividend yield	-0-	-0-

A summary of stock option activity as of and for the three month period ended June 30, 2007, is presented below:

	Shares	Exercise Price Per Share (*)	Remaining Contractual Term(*) in Years
Outstanding at March 31, 2007	1,800,609	$8.92
Granted	7,500	6.67
Exercised	-
Forfeited or expired	(81,000)	10.95

Outstanding at June 30, 2007	1,727,109	8.81	6.67
Exercisable at June 30, 2007	1,322,618	9.47	6.11
(*) Weighted-average

The weighted-average grant date fair value of options granted during the three month periods ended June 30, 2007 and 2006 was $6.67 and $7.35, respectively.  The intrinsic value of options exercised during the three month period ended June 30, 2006 was approximately $238,000.  No options were exercised during the three month period ended June 30, 2007.  The intrinsic value of stock options vested during the three month periods ended June 30, 2007 and 2006 was approximately $2,123,000 and $1,597,000, respectively.  The intrinsic value of stock options outstanding during the three month periods ended June 30, 2007 and 2006 was approximately $2,774,000 and $1,598,000, respectively.

As of June 30, 2007, there was approximately $1,868,000 of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2000 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 0.9 years.  As of June 30, 2007, 1,319,286 options have vested or are expected to vest with a weighted-average exercise price of $10.82, a weighted-average remaining life of 6.67 years, and with an intrinsic value of approximately $2,600,000.

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

As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a License Agreement with the Scientific Consortium whereby the Company received the exclusive license to commercialize the aromatic cation technology platform and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997 and which also incorporated into such License Agreement the Company’s existing license with the Scientific Consortium with regard to the Current Compounds.  Also pursuant to the Consortium Agreement, the original licensee transferred to the Company the worldwide license and exclusive right to commercially use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to the third-party.

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

During the three month periods ended June 30, 2007 and 2006, the Company expensed approximately $192,000 and $242,000, respectively, of payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research.    Included in accounts payable as of June 30, 2007 and March 31, 2007, were approximately $261,000, and $174,000, respectively, due to UNC and certain other Scientific Consortium universities.

In November 2000, The Bill & Melinda Gates Foundation (“Foundation”) awarded a $15,114,000 grant to UNC to develop new drugs to treat Human Trypanosomiasis (African sleeping sickness) and leishmaniasis.  On March 29, 2001, UNC-CH entered into a clinical research subcontract agreement with the Company, whereby the Company was to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Foundation grant.

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

Approximately $678,000 and $829,000 was utilized for clinical and research purposes conducted and expensed during the three months ended June 30, 2007 and 2006, respectively.  The Company has recognized revenues of approximately $678,000 and $1,759,000 during the three months ended June 30, 2007 and 2006, respectively.  The remaining amount (approximately $1,048,000 as of June 30, 2007) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

On November 26, 2003, the Company entered into a testing agreement (“Testing Agreement”) with Medicines for Malaria Venture (“MMV”), a foundation established in Switzerland, and UNC, pursuant to which the Company, with the support of MMV and UNC-CH, pursuant to which the Company, with the support of MMV and UNC-CH, conducted a proof of concept study of the dicationic first drug candidate pafuramidine for the treatment of malaria.

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

The Company recognized revenues of approximately $0 and $182,000 during the three month periods ended June 30, 2007 and 2006, respectively, for expenses incurred related to activities within the scope of the Testing Agreement.

On June 8, 2007, the Company entered into an exclusive licensing agreement pursuant to which we have licensed to Par Pharmaceutical Companies, Inc. (“Par”) commercialization rights in the United States of America to pafuramidine for the treatment of PCP in AIDS patients. The Company and Par may also collaborate on efforts to develop pafuramidine as a preventative therapy for patients at risk of developing PCP, including people living with HIV, cancer and other immunosuppressive conditions.

In return, we received an initial payment of $3 million.  Par will also pay us as much as $29 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and FDA regulatory review and approval.  In addition to royalties on sales, we may receive up to $115 million in additional milestone payments on future sales and will retain the right to co-market pafuramidine in the United States of America.  We have also granted Par a right of first offer to enter into a license agreement with us if we determine that pafuramidine can be used for the treatment and/or prophylaxis of malaria.

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

Results of Operations

With the exception of certain research funding agreements, license agreements and certain grants, we have not generated any revenue from operations.  For the period from inception (October 15, 1984) to June 30, 2007, we incurred cumulative net losses of approximately $98,745,000.  We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future.  We expect that our cash sources for at least the next year will be limited to:

•	payments from foundations and other collaborators under arrangements that may be entered into in the future;

•	payments from license agreement milestones;

•	grants from the United States government and other governments and entities; and

•	the issuance of securities or borrowing of funds.

The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Three Month Period Ended June 30, 2007 Compared with the Three Month Period Ended June 30, 2006.

Revenues under collaborative research and development, and license agreements were approximately $826,000 and $1,942,000 for the three month periods ended June 30, 2007 and June 30, 2006, respectively.  For the three month period ended June 30, 2007, we recognized revenues of approximately $678,000 related to a clinical research subcontract agreement between us and The University of North Carolina at Chapel Hill (“UNC-CH”) and approximately $148,000 related to the Par Pharmaceutical license agreement, while for the three month period ended June 30, 2006, revenues recognized of approximately $1,759,000 related to the abovementioned UNC-CH clinical research subcontract and $183,000 related to a grant from Medicines for Malaria Venture (“MMV”) to fund clinical studies and licensure of pafuramidine (“DB289”) for treatment of malaria which has since lapsed.

The clinical research subcontract agreement relates to a grant from a philanthropic foundation (the “Foundation”) to UNC-CH to develop new drugs to treat trypanosomiasis (African sleeping sickness) and leishmaniasis.  MMV also receives funding from the Foundation.  Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates.  Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

Revenue from licensing arrangements is recorded when earned based on the performance requirements of the contract.  Nonrefundable upfront license fees, for product candidates where the Company is providing continuing services related to product development, are deferred and recognized as revenue over the development period or as the Company provides services required under the agreement.  The timing and amount of revenue the Company recognizes from licenses, either from upfront fees or milestones where the Company is providing continuing services related to product development, is dependent upon the Company’s estimates of filing dates.

Research and development expenses decreased to approximately $1,918,000 from $2,469,000 for the three month periods ended June 30, 2007 and June 30, 2006, respectively.  Expenses relating to the MMV testing agreement and the UNC subcontract, respectively, decreased to approximately $9,000 and $676,000 in the three month period ended June 30, 2007 from approximately $182,000 and $825,000 in the three month period ended June 30, 2006.  Additionally, contract services relating to trials for treatment of pneumocystis pneumonia decreased to approximately $1,005,000 from approximately $1,125,000 in the same periods.  Non-cash options expense under research and development decreased to approximately $118,000 in the three month period ended June 30, 2007 from approximately $177,000 in the three month period ended June 30, 2006.  Other research and development expenses decreased by approximately $50,000 over the same periods.

General and administrative expenses decreased to approximately $1,717,000 from approximately $2,220,000 during the three month periods ended June 30, 2007, and June 30, 2006, respectively.  Legal fees increased to approximately $215,000 in the three month period ended June 30, 2007 from approximately $182,000 in the three month period ended June 30, 2006.  The increase is primarily attributable to the review of the Par Pharmaceutical license agreement.  Patent fees decreased to approximately $72,000 from approximately $163,000 in the corresponding periods, respectively. Non-cash general and administrative expenses decreased to approximately $375,000 in the three month period ended June 30, 2007 from approximately $499,000 in the three month period ended June 30, 2006.  Other general and administrative costs decreased by approximately $321,000 over the same periods.

Our net loss increased to approximately $2,661,000 from approximately $2,597,000 during the three month periods ended June 30, 2007 and June 30, 2006, respectively.

Liquidity and Capital Resources

As of June 30, 2007, cash and cash equivalents were approximately $12,173,000.

Capital expenditures were zero during the three month period ended June 30, 2007, compared to $34,000 for equipment expenditures during the same period in the previous year.  No significant purchases of equipment are anticipated by us during the year ending March 31, 2008.

We periodically receive cash from the exercise of common stock options and warrants.  During the three month periods ended June 30, 2007 and 2006, we did not receive any proceeds for the exercise of options or warrants.

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through at least August 2008, although there can be no assurance we will not require additional funds.

Through June 30, 2007, we financed our operations with:

•
proceeds from various private placements of debt and equity securities, an initial public offering, and other cash contributed from stockholders, which in the aggregate raised approximately $77,123,000;

•	payments from research agreements, license agreements, foundation grants, and SBIR grants and STTR program grants of approximately $25,909,000; and

•	the use of stock, options and warrants in lieu of cash compensation.

Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conduct of human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to an agreement, dated January 15, 1997, (the “Consortium Agreement”), among us and UNC (to which each of Duke University, Auburn University and Georgia State University agreed shortly thereafter to become a party, and all of which, collectively with UNC, are referred to as the “Consortium”) and, as contemplated by the Consortium Agreement, under a license agreement dated January 28, 2002 (“Consortium License Agreement”) with the Consortium, and general and administrative expenses.  Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

Our future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), results of pre-clinical testing and human clinical trials, achievement of regulatory milestones, third party collaborators fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the engagement or development of manufacturing capabilities including the build-out of our subsidiary’s facility in China, our ability to maintain existing and to establish new collaborative arrangements with others to provide funding to support these activities, and other factors.  In any event, we will require substantial additional funds in addition to our existing resources to develop product candidates and to otherwise meet our business objectives.

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

Changes in Internal Controls

We have not made any changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

In October 2003, Gerhard Von der Ruhr et al (the “Von der Ruhr Plaintiffs”) filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain of its officers and directors alleging breaches of a stock lock-up agreement, option agreements and a technology license agreement by the Company, as well as interference with the Von der Ruhr Plaintiffs’ contracts with the Company by its officers.  The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs.  In 2005, one of the counts in the case was dismissed upon the Company’s motion for summary judgment.  A preliminary pre-trial conference was held on October 26, 2006 and the court granted the Company’s motions in limine to exclude plaintiffs’ claim for lost profits damages and to prohibit plaintiff Gerhard Von der Ruhr from offering expert testimony at trial.  The court subsequently granted a motion to sever the trial on Count V, regarding a technology license agreement, from the trial on the remaining counts.  A pre-trial order was submitted to the court in April 2007.  On July 27, 2007, the court conducted a pre-trial conference and set a trial date of December 3, 2007.

Item 1A.                      Risk Factors

There are no material changes in risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

All such shares of common stock herein described as issuances below were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Conversion of Preferred Stock to Common Stock.

During June 2007 a certain holder of Series E Convertible Preferred Stock, $0.01 par value (“Series E Stock”) converted 2,000 shares of Series E Preferred Stock into 7,159 shares of our common stock.

Preferred Stock Dividend Payment.

On April 15, 2007, we issued 41,113 shares of common stock as payment of a dividend earned on outstanding preferred stock to the holders thereof: holders of Series A Stock earned 6,308 shares of common stock on 55,500 outstanding shares; holders of Series B Stock earned 2,040 shares of common stock on 13,464 outstanding shares; holders of Series C Stock earned 6,900 shares of common stock on 45,536 outstanding shares; holders of Series D Stock earned 13,334 shares of common stock on 117,200 outstanding shares; and holders of Series E Stock earned 12,531 shares of common stock on 108,200 outstanding shares.  We also paid holders of our outstanding preferred stock $443 in cash in lieu of fractional shares.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1 (5)	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004

3.2 (6)	Certificate of Correction to Certificate of Incorporation dated December 14, 2005.

3.3 (7)	Certificate of Amendment (Name Change) to Certificate of Incorporation dated March 22, 2006.

3.4 (1)	Certificate of Designation for Series A Convertible Preferred Stock Private Placement, dated February 14, 2002

3.5 (2)	Certificate of Designation for Series B Convertible Preferred Stock Private Placement, dated September 25, 2002

3.6 (3)	Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003

3.7 (4)	Certificate of Designation for Series D Convertible Preferred Stock Private Placement, dated January 15, 2004

3.8 (6)	Certificate of Designation for Series E Convertible Preferred Stock Private Placement, dated December 13, 2005

3.9 (8)	Amended and Restated Bylaws of the Company effective as of June 6, 2007.

10.48*	Licensing Agreement with Par Pharmaceutical, Inc., dated June 11, 2007.

10.49*	Supply & Distribution Agreement with Par Pharmaceutical, Inc., dated June 11, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on February 14, 2002.

(2)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on September 25, 2002.

(3)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 10, 2003.

(4)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on January 21, 2004.

(5)	Incorporated by Reference to our Form 10-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 14, 2004.

(6)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 14, 2005.

(7)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on March 23, 2006.

(8)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 12, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMTECH PHARMACEUTICALS, INC.

Date: August 9, 2007	By: /s/ Eric L. Sorkin Eric L. Sorkin President and Chief Executive Officer

Date: August 9, 2007	By: /s/ Gary C. Parks Gary C. Parks Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)