Form 10-Q
period 2007-09-30
IMMTECH PHARMACEUTICALS, INC.
filed 2007-11-08
CIK 882509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

Commission file number: 001-14907
IMMTECH PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1523370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North End Avenue, New York, New York 10282
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 791-2911

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2.

Large accelerated filer  ☐        Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of November 8, 2007, 15,498,253 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

-i-

PART I.    FINANCIAL INFORMATION
Item 1.	Financial Statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	March 31,
ASSETS	2007	2007

CURRENT ASSETS:
Cash and cash equivalents	$9,839,925	$12,461,795
Restricted funds on deposit	693,731	3,118,766
Other current assets	399,072	98,627

Total current assets	10,932,728	15,679,188

PROPERTY AND EQUIPMENT - Net	104,226	140,263

PREPAID RENT	3,271,777	3,309,240

OTHER ASSETS	311,529	15,477

TOTAL	$14,620,260	$19,144,168

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,426,738	$2,585,395
Accrued expenses	252,078	375,925
Deferred revenue	2,791,043	1,726,673

Total current liabilities	4,469,859	4,687,993

Total liabilities	4,469,859	4,687,993

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of September 30, 2007 and March 31, 2007.
Series A convertible preferred stock, par value $0.01 per share, stated value

$25 per share, 320,000 shares authorized, 54,500 and 55,500 shares issued and outstanding as of September 30, 2007 and March 31, 2007, respectively;
aggregate liquidation preference of $1,399,817 as of September 30, 2007.	1,399,817	1,425,283
Series B convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 240,000 shares authorized, 13,464 shares issued and outstanding as of September 30, 2007 and March 31, 2007; aggregate liquidation preference
of $348,694 as of September 30, 2007.	348,694	348,621
Series C convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of September 30, 2007 and March 31, 2007; aggregate liquidation preference
of $1,180,594 as of September 30, 2007.	1,180,594	1,180,345
Series D convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 200,000 shares authorized, 115,200 and 117,200 shares issued and outstanding as of September 30, 2007 and March 31, 2007 respectively;
aggregate liquidation preference of $2,960,007 as of September 30, 2007.	2,960,007	3,010,914
Series E convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 167,000 shares authorized, 106,600 and 110,200 shares issued and outstanding as of September 30, 2007 and March 31, 2007, respectively;
aggregate liquidation preference of $2,739,069 as of September 30, 2007.	2,739,069	2,831,116
Common stock, par value $0.01 per share, 100,000,000 shares
authorized, 15,464,972 and 15,333,221 shares issued and outstanding
as of September 30, 2007 and March 31, 2007, respectively	154,649	153,332
Additional paid-in capital	108,158,007	106,031,851
Deficit accumulated during the developmental stage	(106,790,436)	(100,525,287)

Total stockholders' equity	10,150,401	14,456,175

TOTAL	$14,620,260	$19,144,168

See notes to condensed consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
					October 15,
					1984
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUES	$1,030,333	$491,330	$1,856,682	$2,432,939	$26,939,435

EXPENSES:
Research and development	2,282,839	1,755,326	4,200,651	4,224,162	64,314,584
General and administrative	2,213,918	2,363,796	3,931,206	4,583,651	67,908,563
Other (litigation settlement)		(1,874,454)		(1,874,454)	(1,874,454)
Equity in loss of joint venture					135,002

Total expenses	4,496,757	2,244,668	8,131,857	6,933,359	130,483,695

LOSS FROM OPERATIONS	(3,466,424)	(1,753,338)	(6,275,175)	(4,500,420)	(103,544,260)

OTHER INCOME (EXPENSE):
Interest income	132,242	132,334	280,005	282,695	1,754,036
Interest expense					(1,129,502)
Loss on sales of investment securities - net					(2,942)
Cancelled offering costs					(584,707)
Gain on extinguishment of debt					1,427,765

Other income	132,242	132,334	280,005	282,695	1,464,650

NET LOSS	(3,334,182)	(1,621,004)	(5,995,170)	(4,217,725)	(102,079,610)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
PREFERRED STOCK PREMIUM DEEMED DIVIDENDS	(134,982)	(137,082)	(269,979)	(279,890)	(7,080,725)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
AMORTIZATION AND DIVIDENDS					2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,469,164)	$(1,758,086)	$(6,265,149)	$(4,497,615)	$(106,790,436)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS:
Net loss	$(0.22)	$(0.12)	$(0.39)	$(0.30)
Convertible preferred stock dividends and convertible
preferred stock premium deemed dividends	(0.01)	(0.01)	(0.02)	(0.02)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$(0.23)	$(0.13)	$(0.41)	$(0.32)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER SHARE	15,409,787	14,026,413	15,390,029	13,973,658

See notes to condensed consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

					October 15,
					1984
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(3,334,182)	$(1,621,004)	$(5,995,170)	$(4,217,725)	$(102,079,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation recorded related to issuance of common stock,common stock options and warrants	901,158	557,307	1,393,951	1,233,387	32,086,921
Depreciation and amortization of property and equipment	36,387	37,951	73,500	77,213	1,262,194
(Gain)/Loss on disposal of fixed assets					5,982
Equity in loss of joint venture					135,002
Loss on sales of investment securities - net					2,942
Amortization of debt discounts and issuance costs					134,503
Gain on extinguishment of debt					(1,427,765)
Changes in assets and liabilities:
Other current assets	104,701	(1,781,143)	(300,445)	(1,982,961)	(399,072)
Other assets	(118,421)	70,000	(296,052)	70,399	(311,529)
Accounts payable	61,192	(751,187)	(1,158,657)	(332,921)	1,754,273
Accrued expenses	(169,073)	18,378	(123,847)	25,764	915,091
Deferred revenue	(1,099,412)	(491,329)	1,064,370	3,215,968	2,791,043

Net cash used in operating activities	(3,617,650)	(3,961,027)	(5,342,350)	(1,910,876)	(65,130,025)

INVESTING ACTIVITIES:
Purchase of property and equipment		(5,659)		(39,671)	(1,617,249)
Restricted funds on deposit	988,556	557,628	2,425,035	(3,679,357)	(693,731)
Advances to joint venture					(135,002)
Proceeds from maturities of investment securities					1,800,527
Purchases of investment securities	-	-	-	-	(1,803,469)

Net cash provided by (used in) investing activities	988,556	551,969	2,425,035	(3,719,028)	(2,448,924)

FINANCING ACTIVITIES:
Advances from stockholders and affiliates					985,172
Proceeds from issuance of notes payable					2,645,194
Principal payments on notes payable					(218,119)
Payments for debt issuance costs					(53,669)
Payments for extinguishment of debt					(203,450)
Net proceeds from issuance of redeemable preferred stock					3,330,000
Net proceeds from issuance of convertible preferred stock and warrants					17,085,434
Payments of convertible preferred stock dividends and for fractional shares of common stock resulting from the conversions of convertible preferred stock	(17)	(2)	(466)	(407)	(6,058)
Net proceeds from issuance of common stock	295,911	30,000	295,911	29,994	53,608,811

Additional capital contributed by stockholders	-	-	-	-	245,559

Net cash provided by financing activities	295,911	29,998	295,445	29,587	77,418,874

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,333,200)	(3,379,060)	(2,621,870)	(5,600,317)	9,839,925

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,173,125	11,916,610	12,461,795	14,137,867	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,839,925	$8,537,550	$9,839,925	$8,537,550	$9,839,925

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

Description of Business– Immtech Pharmaceuticals, Inc. (a development stage enterprise) and its subsidiaries, is a pharmaceutical company working to commercialize drugs to treat infectious diseases, and the Company is expanding its targeted markets by applying its proprietary pharmaceutical platform to treat other disorders.  The Company has advanced clinical programs that include new treatments for Pneumocystis pneumonia (“PCP”), malaria, and trypanosomiasis (“African sleeping sickness”), and a well-defined, expanding library of compounds targeting fungal infections, hepatitis C virus (“HCV”) and other serious diseases.  Immtech holds an exclusive worldwide license to certain patents and patent applications related to technology and products derived from a proprietary pharmaceutical platform.  The Company has worldwide rights to commercialize and sublicense such patented technology, including a large library of well-defined compounds from which a pipeline of therapeutic products could be developed.

The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to the technology.  The scientific consortium includes scientists from The University of North Carolina at Chapel Hill (“UNC-CH”), Georgia State University (“Georgia State”), Duke University (“Duke University”) and Auburn University (“Auburn University”) (collectively, the “Scientific Consortium”).  The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and worked to commercialize the aromatic cation pharmaceutical technology platform (the Company acquired its rights to the aromatic cation technology platform in 1997 and promptly thereafter commenced development of its current programs).  The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including:  (i) laboratory research, (ii) animal and human trials and (iii) manufacture of pharmaceutical drugs.

The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2008, if at all.

Since inception, the Company has incurred accumulated net losses of approximately $102,080,000.  Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts.  In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements.  There can be no assurance that the Company’s activities will lead to the development of commercially viable products.  The Company’s operations to date have consumed substantial amounts of cash.  The negative cash flow from operations is expected to continue in the foreseeable future.  The Company believes it will require substantial additional funds to commercialize its drug candidates.  The Company’s cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors.  Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

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

Net Income (Loss) Per Share– Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method.  Diluted net loss per share was the same as the basic net loss per share for the three and six month periods ended September 30, 2007 and September 30, 2006, as none of the Company’s outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

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

New Accounting Standard– The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on April 1, 2007.  The adoption of FIN 48 did not have an impact.  At the adoption date and as of September 30, 2007, the Company does not have a liability for uncertain tax benefits.  The Company does not presently expect any reasonably possible material change to the estimated amount of liability associated with its uncertain tax positions during the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  Periods subject to examination for the Company’s federal tax return are the 1990 through 2006 tax years.  In addition, open tax years related to state jurisdictions remain subject to examination but are not considered material.

New Accounting Standard– In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for us in fiscal year 2009.  The Company is currently assessing the impact of the adoption of this statement.

New Accounting Standard– In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 establishes the irrevocable option to elect to carry certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings.  SFAS 159 is effective for us in fiscal year 2009.  The Company is currently assessing the impact of the adoption of this statement.

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

Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Desigation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $37,317 and $39,783 of accrued preferred stock dividends at September 30, 2007 and March 31, 2007, respectively.  Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price A”), subject to certain adjustments, as defined in the Series A Certificate of Designation.  On April 15, 2007, the Company issued 6,308 shares of common stock and paid $87 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 5,547 shares of common stock and paid $47 in lieu of fractional common shares as dividends on the preferred shares.  During the three and six month periods ended September 30, 2007 and 2006 certain preferred stockholders converted 1,000 and 2,400 shares of Series A Convertible Preferred Stock, including accrued dividends, for 5,701 and 13,690 shares of common stock, respectively.

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

Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $12,095 and $12,021 of accrued preferred stock dividends as of September 30, 2007 and March 31, 2007, respectively.  Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.00 conversion price (the “Conversion Price B”), subject to certain adjustments, as defined in the Series B Certificate of Designation.  On April 15, 2007, the Company issued 2,040 shares of common stock and paid $30 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the Company issued 1,703 shares of common stock and paid $31 in lieu of fractional common shares as dividends on the preferred shares.  During the three and six month periods ended September 2007 and 2006, there were no conversions.

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

Series C Convertible Preferred Stock - On June 6, 2003, we filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $42,194 and $41,945 of accrued preferred stock dividends as of September 30, 2007 and March 31, 2007, respectively.  Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price C”), subject to certain adjustments, as defined in the Series C Certificate of Designation.  On April 15, 2007, the Company issued 6,900 shares of common stock and paid $99 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the Company issued 5,761 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares.  During the three and six month periods ended September 30, 2007 and 2006, there were no conversions.

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

Series D Convertible Preferred Stock– On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $80,007 and $80,914 of accrued preferred stock dividends as of September 30, 2007 and March 31, 2007, respectively.  Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $9.00 conversion price (the “Conversion Price D”), subject to certain adjustments, as defined in the Series D Certificate of Designation. On April 15, 2007, the Company issued 13,334 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the Company issued 11,134 shares of common stock and paid $79 in lieu of fractional common shares as dividends on the preferred shares.  During the three and six month periods ended September 30, 2007 certain preferred stockholders converted 2,000 shares of Series D Convertible Preferred Stock, including accrued dividends, for 5,653 shares of common stock, respectively. During the three and six month periods ended September 30, 2006 there were no conversions.

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

Series E Convertible Preferred Stock–On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $74,069 and $76,116 of accrued preferred stock dividends as of September 30, 2007 and March 31, 2007, respectively.  Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the

“Liquidation Price”), by a $7.04 conversion price (the “Conversion Price E”), subject to certain adjustments, as defined in the Series E Certificate of Designation.  On April 15, 2007, the Company issued 12,531 shares of common stock and paid $132 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the Company issued 8,819 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares.  During the three and six month periods ended September 30, 2007, certain preferred stockholders converted 1,600 and 3,600 shares of Series E Convertible Preferred Stock, including accrued dividends, for 5,813 and 12,972 shares of common stock, respectively.  During the three month period ended September 30, 2006 there were no conversions.  During the six month period ended September 30, 2006, certain preferred stockholders converted 46,000 shares of Series E Convertible Preferred Stock, including accrued dividends, for 163,847 shares of common stock.

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

Warrants– During the three and six month periods ended September 30, 2007, warrants to purchase 48,312 shares of common stock were exercised, resulting in proceeds to the Company of $295,737.

During the three and six month periods ended September 30, 2006, warrants to purchase 5,000 shares of common stock were exercised, resulting in proceeds to the Company of $30,000.

In connection with services rendered to us, effective July 17, 2007, the Company issued to an investor relations firm, warrants to purchase 30,000 shares of our common stock.  The warrants are exerciseable at $9.00 per share.  The warrants are exerciseable through July 17, 2011 as follows: (i) 10,000 vest immediately, (ii) 10,000 vest upon the Company’s stock trading at or above $10.00 per share for 20 consecutive trading days and (iii) 10,000 vest upon the Company’s stock trading at or above $12.00 per share for 20 consecutive trading days.  The warrants have been expensed using a grant date value as calculated using the Black-Scholes valuation model of approximately $118,000.

In connection with a consulting agreement, the Company issued warrants on September 10, 2007 to purchase 50,000 shares of common stock.  The warrants are exerciseable at $10.00 per share.  The warrants are exerciseable through September 10, 2010.  The warrants have been expensed using a grant date value as calculated using the Black-Scholes valuation model of approximately $172,000.

Incentive Stock Programs– At the stockholders’ meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares.  Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued.  During the six month periods ended September 30, 2007 and 2006, 81,000 and 14,166 options, respectively, previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued.  During the three month period ended September 30, 2007, the Company issued 167,168 options to purchase shares of common stock.  During the three month period ended September 30, 2006, no options were issued. During the six month periods ended September 30, 2007 and 2006, the Company issued 174,668 and 56,000 options, respectively, to purchase shares of common stock.  Additionally, the Company granted 5,000 restricted stock awards in the three month period ended June 30, 2006.  As of September 30, 2007, there were a total of 345,845 shares available for grant. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years.  The options generally vest over periods ranging from 0 to 4 years.

The Company recognized approximately $611,000 and $1,104,000 of compensation cost for the three and six month periods ended September 30, 2007, and approximately $557,000 and $1,162,000 for the three and six month periods ended September 30, 2006. During the three month period ended September 30, 2007, 19,119 options were exercised on a cashless basis resulting in 18,000 common shares being issued with an exercise price of $0.47.  During the three and six month periods ended September 30, 2006, 19,342 and 32,263 options were exercised on a cashless basis resulting in 48,349 and 30,349 common shares being issued, respectively, with an exercise price of $0.47.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding).  Expected implied volatility is based on the volatility of the Company’s exchange traded options for the Company’s common stock.  The risk-free interest rate is based on the U.S. treasury security rate in effect over the estimated life of the option. There is no dividend yield.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and six month periods ended September 30, 2007 and 2006.

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Risk free interest rate	4.67%	0%	4.69%	4.89%
Average life of options (years)	10.0	0	10.0	6.0
Volatility	77%	0%	76%	69%
Dividend yield	0	0	0	0

A summary of stock option activity as of and for the six month period ended September 30, 2007, is presented below:

	Shares	Exercise Price Per Share (*)	Remaining Contractual Term (*) in Years
Outstanding at March 31, 2007	1,800,609	$8.92
Granted	174,668	6.94
Exercised	(19,119)	.47
Forfeited or expired	(81,000)	10.95

Outstanding at September 30, 2007	1,875,158	8.73	6.79
Exercisable at September 30, 2007	1,445,389	9.32	6.27

(*) Weighted-average

The weighted-average grant date fair value of options granted during the six month periods ended September 30, 2007 and 2006 was $6.94 and $7.35, respectively.  The intrinsic value of options exercised during the six month periods ended September 30, 2007 and 2006 was approximately $143,000 and $121,000, respectively.  The intrinsic value of stock options vested during the six month periods ended September 30, 2007 and 2006 was approximately $2,263,000 and $788,000, respectively.  The intrinsic value of stock options outstanding during the six month periods ended September 30, 2007 and 2006 was approximately $2,921,000 and $788,000, respectively.

As of September 30, 2007, there was approximately $1,985,000 of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2000 Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 0.6 years.  As of September 30, 2007, 1,734,203 options have vested or are expected to vest with a weighted-average exercise price of $10.52, a weighted-average remaining life of 6.85 years, and with an intrinsic value of approximately $2,755,000.

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

The Company initially acquired its rights to the aromatic cation technology platform developed by a consortium of universities consisting of UNC-CH, Georgia State University, Duke University and Auburn University pursuant to an agreement, dated January 15, 1997 (as amended, the “Consortium Agreement”) among the Company, UNC-CH and a third-party (to which each of the other members of the scientific consortium shortly thereafter joined) (the “original licensee”).  The Consortium Agreement commits the parties to collectively research, develop, finance the research and development of, manufacture and market both the technology and compounds owned by the scientific consortium and previously licensed or optioned to the original licensee and licensed to the Company in accordance with the Consortium Agreement (the “Current Compounds”), and all technology and compounds developed by the consortium scientists after January 15, 1997, through use of Company-sponsored research funding or National Cooperative Drug Development grant funding made available to the scientific consortium (the “Future Compounds” and, collectively with the Current Compounds, the “Compounds”).

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

As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a license agreement with the Scientific Consortium whereby the Company received the exclusive license to commercialize the aromatic cation technology platform and compounds developed or invented by one or more of the Scientific Consortium scientists after January 15, 1997, and which also incorporated into such license agreement the Company’s existing license with the Scientific Consortium with regard to the Current Compounds (the “Consortium License Agreement”).  Also pursuant to the Consortium Agreement, the original licensee transferred to the Company the worldwide license and exclusive right to commercially use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to the third-party.

The Consortium Agreement provides that the Company is required to pay to UNC-CH on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium’s aromatic cation technology platform.  Each month on behalf of the inventor scientist or university, as the case may be, UNC-CH submits an invoice to the Company for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date.  The Company is also required to make milestone payments in the form of the issuance of 100,000 shares of its common stock to the Scientific Consortium when it files its first initial New Drug Application (“NDA”) or an

Abbreviated New Drug Application (“ANDA”) based on Scientific Consortium technology.  The Company is also required to pay to UNC-CH on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of “current products” and “future products” (products based directly or indirectly on current compounds and future compounds, respectively) and (ii) a percentage of any fees the Company receives under sublicensing arrangements.  With respect to products or licensing arrangements emanating from Duke University technology, the Company is required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

Under the Consortium License Agreement, the Company must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as the Company chooses to retain the license to such patents.

During the three and six month periods ended September 30, 2007, the Company expensed approximately $212,000 and $404,000, respectively, of other payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research.  For the corresponding periods ended September 30, 2006, the Company expensed approximately $393,000 and $635,000, respectively. Included in accounts payable as of September 30, 2007 and March 31, 2007, were approximately $90,000, and $174,000, respectively, due to UNC-CH and certain other Scientific Consortium universities.

In November 2000, The Bill & Melinda Gates Foundation (“Foundation”) awarded a $15,114,000 grant to UNC-CH to develop new drugs to treat African sleeping sickness and leishmaniasis (the “Foundation Grant”).  On March 29, 2001, UNC-CH entered into a clinical research subcontract agreement with the Company, whereby the Company was to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Foundation Grant.

In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of phase IIB/III clinical trials to treat African sleeping sickness and improved manufacturing processes.  The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000.  Grant funds paid in advance of the Company’s delivery of services are treated as restricted funds and must be segregated from other funds and used for the purposes specified. In March 2006, the Company amended and restated the clinical research subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment for the Company of approximately $13,601,000 from the Foundation.  Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5,649,000 of the five year approximately $13,601,000 contract.

During the three and six months ended September 30, 2007, approximately $626,000 and $1,304,000 was utilized for clinical and research purposes conducted and expensed, respectively.  During the three and six months ended September 30, 2006, approximately $379,000 and $1,208,000 was utilized for clinical and research purposes conducted and expensed, respectively. The Company has recognized revenues of approximately $626,000 and $1,304,000 during the three and six months ended September 30, 2006, respectively.  The Company has recognized revenues of approximately $379,000 and $2,138,000 during the three and six months ended September 30, 2006, respectively.  The remaining amount (approximately $423,000 as of September 30, 2007) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

On November 26, 2003, the Company entered into a testing agreement with Medicines for Malaria Venture (“MMV”), a foundation established in Switzerland, and UNC-CH, pursuant to which the Company, with the support of MMV and UNC-CH, conducted a proof of concept study of the dicationic first drug candidate pafuramidine for the treatment of malaria (the “MMV Testing Agreement”).

Under the terms of the MMV Testing Agreement, MMV committed to pay for human clinical trials and, subject to certain milestones, regulatory preparation and filing costs for the approvals to market pafuramidine to treat malaria. In return for MMV’s funding, the Company is required, when selling malaria drugs derived from this research into “malaria-endemic countries,” as defined, to sell such drugs at affordable prices.  An affordable price is defined in the MMV Testing Agreement to mean a price not to be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. There are no price constraints on product sales into non-malaria-endemic countries.  The Company must, however, pay to MMV a royalty not to exceed 7% of net sales, as defined, on product sales into non-malaria-endemic countries, until the amount funded under the MMV Testing Agreement and amounts funded under a related discovery agreement between MMV and UNC-CH is refunded to MMV at face value.  The company and MMV agreed to terminate the MMV Testing Agreement effective as of February 10, 2006.  The Company has received approximately $5,636,000 under this contract.

The Company recognized revenues of approximately $112,000 and $294,000 during the three and six month periods ended September 30, 2006, respectively, for expenses incurred related to activities within the scope of the MMV Testing Agreement.

On June 8, 2007, the Company entered into an exclusive licensing agreement pursuant to which we have licensed to Par Pharmaceutical Companies, Inc. (“Par”) commercialization rights in the United States of America to pafuramidine for the treatment of PCP in AIDS patients (the “Par License Agreement”). The Company and Par may also collaborate on efforts to develop pafuramidine as a preventative therapy for patients at risk of developing PCP, including people living with HIV, cancer and other immunosuppressive conditions.

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

On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Panel found that Neurochem breached the testing agreement and awarded the Company approximately $1.9 million in damages and attorneys’ fees and costs, and (ii) denied all of Neurochem's claims against the Company. On July 10, 2006, the Company requested that the Arbitral Panel make certain corrections to the Award. On or about September 27, 2006, the Company received an Addendum to the Final Award, which did not alter the substance or amount of the Arbitral Panel’s Award. Subsequent to September 30, 2006, Neurochem disbursed funds representing the Final Award by the Arbitral Panel.

6.	LITIGATION

In October 2003, Gerhard Von der Ruhr et al (the “Von der Ruhr Plaintiffs”) filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors alleging breaches of a stock lock-up agreement, option agreements and a technology license agreement by the Company, as well as interference with the Von der Ruhr Plaintiffs’ contracts with the Company by its officers.  The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs.  In 2005, one of the counts in the case was dismissed upon the Company’s motion for summary judgment.  A preliminary pre-trial conference was held on October 26, 2006 and the court granted the Company’s motions in limine to exclude plaintiffs’ claim for lost profits damages and to prohibit plaintiff Gerhard Von der Ruhr from offering expert testimony at trial.  The court subsequently granted a motion to sever the trial on Count V, regarding a technology license agreement, from the trial on the remaining counts.  The final pre-trial conference is scheduled for November 19, 2007 and the trial is set to begin on December 3, 2007.  At this time it is not possible to predict the outcome of this matter or to estimate the possible loss or range of loss.

7.	SUBSEQUENT EVENTS

Pursuant to the March 2006 amended and restated clinical research subcontract with UNC-CH, on November 2, 2007, the Company received approximately $5,123,000.  The Foundation provided the funds to UNC-CH as part of the approximately $22.6 million Foundation Grant to fund Phase III clinical trials using the Company’s oral drug, pafuramidine maleate, to treat stage one of African sleeping sickness.

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

Results of Operations

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations.  For the period from inception (October 15, 1984) to September 30, 2007, we incurred cumulative net losses of approximately $102,080,000.  We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future.  We expect that our cash sources for at least the next year will be limited to:

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

Three Month Period Ended September 30, 2007 Compared with the Three Month Period Ended September 30, 2006.

Revenues under collaborative research and development, and license agreements were approximately $1,030,000 and $491,000 for the three month periods ended September 30, 2007 and September 30, 2006, respectively.  For the three month period ended September 30, 2007, we recognized revenues of approximately $626,000 related to a clinical research subcontract agreement between the Company and UNC-CH and approximately $404,000 related to the Par License Agreement, while for the three month period ended September 30, 2006, revenues recognized of approximately $379,000 related to the abovementioned UNC-CH clinical research subcontract and $112,000 related to a grant from MMV to fund clinical studies and licensure of DB289 for treatment of malaria which has since lapsed.

The clinical research subcontract agreement relates to a grant from the Foundation to UNC-CH to develop new drugs to treat African sleeping sickness and leishmaniasis.  MMV also receives funding from the Foundation.  Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates.  Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

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

Research and development expenses increased to approximately $2,283,000 from $1,755,000 for the three month periods ended September 30, 2007 and September 30, 2006, respectively.  Expenses relating to the UNC-CH subcontract, increased to approximately $626,000 in the three month period ended September 30, 2007 from approximately $379,000 in the three month period ended September 30, 2006 while expenses relating to the MMV Testing Agreement decreased over the same periods to approximately $5,000 from $112,000.  Contract services relating to non-MMV supported malaria trials increased to approximately $322,000 in the three month period ended September 30, 2007 from approximately $12,000 in the three month period ended September 30, 2006. Additionally, contract services relating to trials for treatment of PCP decreased to approximately $529,000 from approximately $620,000 in the same periods.  Discovery contract research expenses increased to approximately $408,000 in the three month period ended September 30, 2007 from approximately $165,000 in the period ended September 30, 2006. Non-cash options expense under research and development decreased to approximately $115,000 in the three month period ended September 30, 2007 from approximately $174,000 in the three month period ended September 30, 2006.  Other research and development expenses decreased approximately $15,000 from the three month period ended September 30, 2006 to the three month period ended September 30, 2007.

General and administrative expenses decreased to approximately $2,214,000 from approximately $2,364,000 during the three month periods ended September 30, 2007, and September 30, 2006, respectively.  The decrease was partly due to lower business development costs, which decreased to approximately $7,000 in the three month period ended September 30, 2007, from approximately $319,000 in the three month period ended September 30, 2006.  Patent fees decreased to approximately $102,000 in the three month period ended September 30, 2007 from approximately $343,000 in the three month period ended September 30, 2006. Non-cash general and administrative expenses increased to approximately $786,000 in the three month period ended September 30, 2007, which includes (i) approximately $172,000 for 50,000 warrants issued to a consultant, (ii) approximately $118,000 for 30,000 warrants issued to an investor relations firm, and (iii) approximately $496,000 for expensing options, from approximately $383,000 in the three month period ended September 30, 2006, which relates to the expensing of options.

Our net loss increased to approximately $3,334,000 from approximately $1,621,000 during the three month periods ended September 30, 2007 and September 30, 2006, respectively.  The increase was primarily attributable to the receivable of approximately $1,874,000 posted during the three month period ended September 30, 2006 that related to the award from the Neurochem litigation.

Six Month Period Ended September 30, 2007 Compared with the Six Month Period Ended September 30, 2006.

Revenues under collaborative research and development agreements were approximately $1,857,000 and $2,433,000 for the six month periods ended September 30, 2007 and September 30, 2006, respectively.  For the six month period ended September 30, 2007, we recognized revenues of approximately $1,304,000 related to a clinical research subcontract agreement between the Company and UNC-CH and approximately $553,000 related to the Par License Agreement, while for the six month period ended September 30, 2006, revenues recognized of approximately $2,139,000 related to the abovementioned UNC-CH clinical research subcontract and $294,000 related to a grant from MMV to fund clinical studies and licensure of DB289 for treatment of malaria which has since lapsed.

The clinical research subcontract agreement relates to a grant from the Foundation to UNC-CH to develop new drugs to treat African sleeping sickness and leishmaniasis.  MMV also receives funding from the Foundation.  Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates.  Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

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

Research and development expenses remained relatively the same by decreasing to approximately $4,201,000 from $4,224,000 for the six month periods ended September 30, 2007 and September 30, 2006, respectively.  Expenses relating to the UNC-CH subcontract, increased to approximately $1,221,000 in the six month period ended September 30, 2007 from approximately $1,208,000 in the three month period ended September 30, 2006 while expenses relating to the MMV Testing Agreement decreased over the same periods to approximately $15,000 from $293,000.  Contract services relating to non-MMV supported malaria trials increased to approximately $782,000 in the six month period ended September 30, 2007 from approximately $12,000 in the six month period ended September 30, 2006. Additionally, contract services relating to trials for treatment of PCP decreased to approximately

$795,000 from approximately $1,745,000 in the same periods. Discovery contract research expenses increased to approximately $606,000 in the six month period ended September 30, 2007 from approximately $172,000 in the period ended September 30, 2006. Non-cash options expense under research and development decreased to approximately $233,000 in the six month period ended September 30, 2007 from approximately $351,000 in the six month period ended September 30, 2006.  Other research and development expenses increased approximately $106,000 from the six month period ended September 30, 2006 to the six month period ended September 30, 2007.

General and administrative expenses decreased to approximately $3,931,000 from approximately $4,584,000 during the six month periods ended September 30, 2007, and September 30, 2006, respectively.  The decrease was partly due to lower business development costs, which decreased to approximately $9,000 in the six month period ended September 30, 2007, from approximately $662,000 in the six month period ended September 30, 2006.  Patent fees decreased to approximately $173,000 in the six month period ended September 30, 2007 from approximately $506,000 in the six month period ended September 30, 2006. Non-cash general and administrative expenses increased to approximately $1,161,000 in the six month period ended September 30, 2007, which includes (i) approximately $172,000 for the 50,000 warrants issued to a consultant, (ii) approximately $118,000 for the 30,000 warrants issued to an investor relations firm, and (iii) approximately $871,000 for expensing options, from approximately $383,000 in the six month period ended September 30, 2006, which includes (i) approximately $36,000 for the issuance of 5,000 common shares to Tulane University, (ii) approximately $36,000 for the issuance of 5,000 common shares as part of a retirement and consulting agreement, and approximately $811,000 for expensing options.  Other general and administrative expenses decreased approximately $445,000 over the same periods.

Our net loss increased to approximately $5,995,000 from approximately $4,218,000 during the six month periods ended September 30, 2007 and September 30, 2006, respectively.  The increase was primarily attributable to the receivable of approximately $1,874,000 posted during the six month period ended September 30, 2006 that related to the award from the Neurochem litigation.

Liquidity and Capital Resources

As of September 30, 2007, cash and cash equivalents were approximately $9,840,000.

We did not make any equipment purchases during the six month period ended September 30, 2007.  We spent approximately $6,000 and $40,000, respectively, on equipment purchases during the three and six month periods ended September 30, 2006.  No significant purchases of equipment are anticipated by us during the year ending March 31, 2008.

We periodically receive cash from the exercise of common stock options and warrants.  During the three and six month periods ended September 30, 2007 we received approximately $296,000 from the exercise of warrants.  During the three month period ended September 30, 2006, we received $30,000 for the exercise of warrants.

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through at least November 2008, although there can be no assurance we will not require additional funds.

Through September 30, 2007, we financed our operations with:

•
proceeds from various private placements of debt and equity securities, an initial public offering, and other cash contributed from stockholders, which in the aggregate raised approximately $77,419,000;

•	payments from research agreements, license agreements, foundation grants, and SBIR grants and STTR program grants of approximately $26,939,000; and

•	the use of stock, options and warrants in lieu of cash compensation.

Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conduct of human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to the Consortium Agreement and, as contemplated by the Consortium Agreement, under the Consortium License Agreement with the Consortium, and general and administrative expenses.  Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

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

Disclosures and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the United States Securities and Exchange Commission (the “SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.  Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that these procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Changes in Internal Controls

We have not made any material changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

In October 2003, Gerhard Von der Ruhr et al (the “Von der Ruhr Plaintiffs”) filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors alleging breaches of a stock lock-up agreement, option agreements and a technology license agreement by the Company, as well as interference with the Von der Ruhr Plaintiffs’ contracts with the Company by its officers.  The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs.  In 2005, one of the counts in the case was dismissed upon the Company’s motion for summary judgment.  A preliminary pre-trial conference was held on October 26, 2006 and the court granted the Company’s motions in limine to exclude plaintiffs’ claim for lost profits damages and to prohibit plaintiff Gerhard Von der Ruhr from offering expert testimony at trial.  The court subsequently granted a motion to sever the trial on Count V, regarding a technology license agreement, from the trial on the remaining counts.  The final pre-trial conference is scheduled for November 19, 2007 and the trial is set to begin on December 3, 2007.  At this time it is not possible to predict the outcome of this matter or to estimate the possible loss or range of loss.

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

Option Exercise

On July 20, 2007, a consortium scientist exercised options on a cashless basis to purchase 19,119 shares of Common Stock with an exercise price of $0.47 per share.  Common shares in the amount of 18,000 were issued.

Warrant Exercise

On September 17, 2007, a warrant holder exercised warrants to purchase 5,000 shares of Series B Convertible Preferred Stock, $0.01 par value ("Series B Preferred Stock") with an exercise price of $6.125 per share, resulting in proceeds to the Company of $30,625.

On September 21, 2007, a warrant holder exercised warrants to purchase 5,000 shares of Series B Preferred Stock with an exercise price of $6.125 per share, resulting in proceeds to the Company of $30,625.

On September 24, 2007, a warrant holder exercised warrants to purchase 36,000 shares of Series B Preferred Stock with an exercise price of $6.125 per share, resulting in proceeds to the Company of $220,500.

On September 25, 2007, an executive officer exercised warrants to purchase 2,312 shares of Series B Preferred Stock with an exercise price of $6.125 per share, resulting in proceeds to the Company of $14,161.

Conversion of Preferred Stock to Common Stock.

On July 12, 2007, a holder of Series A Convertible Preferred Stock, $0.01 par value (“Series A Preferred Stock”) converted 1,000 shares of Series A Preferred Stock into 5,701 shares of our common stock.

On July 18, 2007, a holder of Series D Convertible Preferred Stock, $0.01 par value (“Series D Preferred Stock”) converted 2,000 shares of Series D Preferred Stock into 5,653 shares of our common stock.

On September 28, 2007, holders of Series E Convertible Preferred Stock, $0.01 par value (“Series E Preferred Stock”) converted an aggregate of 1,600 shares of Series E Preferred Stock into an aggregate of 5,813 shares of our common stock.

Preferred Stock Dividend Payment.

On October 17, 2007, we issued 33,281 shares of common stock as payment of a dividend earned on outstanding convertible preferred stock to the holders thereof: holders of Series A Preferred Stock earned 5,106 shares of common stock on 54,500 outstanding shares; holders of Series B Preferred Stock earned 1,682 shares of common stock on 13,464 outstanding shares; holders of Series C Convertible Preferred Stock, $0.01 par value, earned 5,694 shares of common stock on 45,536 outstanding shares; holders of Series D Preferred Stock earned 10,804 shares of common stock on 115,200 outstanding shares; and holders of Series E Preferred Stock earned 9,995 shares of common stock on 106,600 outstanding shares.  We also paid holders of our outstanding convertible preferred stock $507 in cash in lieu of fractional shares.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number                                           Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004 (incorporated by reference from the Company's Form 10-K for fiscal year ended March 31, 2004) *
3.2	Certificate of Correction to Certificate of Incorporation dated December 14, 2005 (incorporated by reference from the Company's Form 8-K, filed December 14, 2005) *
3.3	Certificate of Amendment (Name Change) to Certificate of Incorporation dated March 22, 2006 (incorporated by reference from the Company's Form 8-K, filed March 23, 2006) *
3.4
Certificate of Amendment (Number of Members of the Board of Directors) to Certificate of Incorporation dated April 17, 2007 (incorporated by reference from the Company's Form 10-K for fiscal year ended March 31, 2007) *

3.5	Certificate of Designation for Series A Convertible Preferred Stock Private Placement, dated February 14, 2002 (incorporated by reference from the Company's Form 8-K, filed February 14, 2002) *
3.6	Certificate of Designation for Series B Convertible Preferred Stock Private Placement, dated September 25, 2002 (incorporated by reference from the Company's Form 8-K, filed September 25, 2002) *
3.7	Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003 (incorporated by reference from the Company's Form 8-K, filed June 10, 2003) *
3.8	Certificate of Designation for Series D Convertible Preferred Stock Private Placement, dated January 15, 2004 (incorporated by reference from the Company's Form 8-K, filed January 21, 2004) *
3.9	Certificate of Designation for Series E Convertible Preferred Stock Private Placement, dated December 13, 2005 (incorporated by reference from the Company's Form 8-K, filed December 14, 2005) *
3.10	Amended and Restated Bylaws of the Company effective as of June 8, 2007 (incorporated by reference from the Company's Form 8-K, filed June 12, 2007) *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (Commission File No. 001-14907) and are hereby made a part of this Report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMTECH PHARMACEUTICALS, INC.

Date: November 8, 2007	By:	/s/ Eric L. Sorkin
Eric L. Sorkin
President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Gary C. Parks
Gary C. Parks
Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)