Form 10-Q
period 2007-12-31
IMMTECH PHARMACEUTICALS, INC.
filed 2008-02-11
CIK 882509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2007

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

Commission file number: 001-14907

IMMTECH PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1523370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer     |_|                                                  Accelerated filer      |X|                                      Non-accelerated filer      |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  |_|  No  |X|

As of February 8, 2008, 15,597,768 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION	1

Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	30

PART II	OTHER INFORMATION	31

Item 1	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults Upon Senior Securities	33
Item 4	Submission of Matters to a Vote of Security Holders	33
Item 5	Other Information	33
Item 6	Exhibits	34

-i-

PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
ASSETS	2007	2007

CURRENT ASSETS:
Cash and cash equivalents	$9,444,196	$12,461,795
Restricted funds on deposit	4,962,342	3,118,766
Other current assets	487,860	98,627

Total current assets	14,894,398	15,679,188

PROPERTY AND EQUIPMENT - Net	92,241	140,263

PREPAID RENT	3,253,045	3,309,240

OTHER ASSETS	477,279	15,477

TOTAL	$18,716,963	$19,144,168

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,842,657	$2,585,395
Accrued expenses	1,005,456	375,925
Deferred revenue	5,314,142	1,726,673

Total current liabilities	9,162,255	4,687,993

DEFERRED REVENUE—NON CURRENT	3,694,400

Total liabilities	12,856,655	4,687,993

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of December 31, 2007 and March 31, 2007.
Series A convertible preferred stock, par value $0.01 per share, stated value

$25 per share, 320,000 shares authorized, 54,500 and 55,500 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively;
aggregate liquidation preference of $1,379,435 as of December 31, 2007.	1,379,435	1,425,283
Series B convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 240,000 shares authorized, 11,464 and 13,464 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively;
aggregate liquidation preference of $291,126 as of December 31, 2007.	291,126	348,621
Series C convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of December 31, 2007 and March 31, 2007; aggregate liquidation preference
of $1,157,889 as of December 31, 2007.	1,157,889	1,180,345
Series D convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 200,000 shares authorized, 115,200 and 117,200 shares issued and outstanding as of December 31, 2007 and March 31, 2007 respectively;
aggregate liquidation preference of $2,916,925 as of December 31, 2007.	2,916,925	3,010,914
Series E convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 167,000 shares authorized, 98,600 and 110,200 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively;
aggregate liquidation preference of $2,496,639 as of December 31, 2007.	2,496,639	2,831,116
Common stock, par value $0.01 per share, 100,000,000 shares
authorized, 15,574,685 and 15,333,221 shares issued and outstanding
as of December 31, 2007 and March 31, 2007, respectively	155,747	153,332
Additional paid-in capital	109,589,482	106,031,851
Deficit accumulated during the developmental stage	(112,126,935)	(100,525,287)

Total stockholders' equity	5,860,308	14,456,175

TOTAL	$18,716,963	$19,144,168

See notes to condensed consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					October 15,
					1984
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

REVENUES	$1,835,399	$546,170	$3,692,081	$2,979,109	$28,774,834

EXPENSES:
Research and development	4,213,952	1,862,304	8,414,603	6,086,466	68,528,536
General and administrative	2,926,309	2,629,592	6,857,515	7,213,243	70,834,872
Other (litigation settlement)				(1,874,454)	(1,874,454)
Equity in loss of joint venture					135,002

Total expenses	7,140,261	4,491,896	15,272,118	11,425,255	137,623,956

LOSS FROM OPERATIONS	(5,304,862)	(3,945,726)	(11,580,037)	(8,446,146)	(108,849,122)

OTHER INCOME (EXPENSE):
Interest income	100,992	117,046	380,997	399,741	1,855,028
Interest expense					(1,129,502)
Loss on sales of investment securities - net					(2,942)
Cancelled offering costs					(584,707)
Gain on extinguishment of debt					1,427,765

Other income	100,992	117,046	380,997	399,741	1,565,642

NET LOSS	(5,203,870)	(3,828,680)	(11,199,040)	(8,046,405)	(107,283,480)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE PREFERRED STOCK PREMIUM DEEMED DIVIDENDS	(132,629)	(136,934)	(402,608)	(416,824)	(7,213,354)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM AMORTIZATION AND DIVIDENDS					2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,336,499)	$(3,965,614)	$(11,601,648)	$(8,463,229)	$(112,126,935)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss	$(0.33)	$(0.27)	$(0.73)	$(0.57)
Convertible preferred stock dividends and convertible preferred stock premium deemed dividends	(0.01)	(0.01)	(0.02)	(0.03)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.34)	$(0.28)	$(0.75)	$(0.60)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	15,534,138	14,108,835	15,438,240	14,040,801

See notes to condensed consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

					October 15,
					1984
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(5,203,870)	$(3,828,680)	$(11,199,040)	$(8,046,405)	$(107,283,480)
Adjustments to reconcile net loss to net cash used in
operating activities:
Compensation recorded related to issuance of common stock,
common stock options and warrants	724,611	1,137,595	2,118,562	2,370,982	32,811,533
Depreciation and amortization of property and equipment	35,571	37,861	109,071	115,074	1,297,764
(Gain)/Loss on disposal of fixed assets					5,982
Equity in loss of joint venture					135,002
Loss on sales of investment securities - net					2,942
Amortization of debt discounts and issuance costs					134,503
Gain on extinguishment of debt					(1,427,765)
Changes in assets and liabilities:
Other current assets	(88,788)	1,796,200	(389,233)	(186,761)	(487,860)
Other assets	(165,750)		(461,802)	70,399	(477,279)
Accounts payable	1,415,919	(312,729)	257,262	(645,650)	3,170,192
Accrued expenses	753,378	124,513	629,531	150,277	1,668,469
Deferred revenue	6,217,499	(546,171)	7,281,869	2,669,797	9,008,542

Net cash provided by (used in) operating activities	3,688,570	(1,591,411)	(1,653,780)	(3,502,287)	(61,441,455)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,854)	(1,732)	(4,854)	(41,403)	(1,622,103)
Restricted funds on deposit	(4,268,611)	693,038	(1,843,576)	(2,986,319)	(4,962,342)

Advances to joint venture					(135,002)
Proceeds from maturities of investment securities					1,800,527
Purchases of investment securities	-	-	-	-	(1,803,469)

Net cash provided by (used in) investing activities	(4,273,465)	691,306	(1,848,430)	(3,027,722)	(6,722,389)

FINANCING ACTIVITIES:
Advances from stockholders and affiliates					985,172
Proceeds from issuance of notes payable					2,645,194
Principal payments on notes payable					(218,119)
Payments for debt issuance costs					(53,669)
Payments for extinguishment of debt					(203,450)
Net proceeds from issuance of redeemable preferred stock					3,330,000
Net proceeds from issuance of convertible preferred stock and warrants					17,085,434
Payments of convertible preferred stock dividends and for fractional shares of common stock resulting from the conversions of convertible preferred stock	(513)	(368)	(979)	(775)	(6,571)
Net proceeds from issuance of common stock	189,679		485,590	29,994	53,798,490

Additional capital contributed by stockholders	-	-	-	-	245,559

Net cash provided by (used in) financing activities	189,166	(368)	484,611	29,219	77,608,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(395,729)	(900,473)	(3,017,599)	(6,500,790)	9,444,196

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,839,925	8,537,550	12,461,795	14,137,867	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 9,444,196	$ 7,637,077	$ 9,444,196	$ 7,637,077	$ 9,444,196

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

Description of Business – Immtech Pharmaceuticals, Inc. (a development stage enterprise) and its subsidiaries, is a pharmaceutical company working to commercialize drugs to treat infectious diseases, and the Company is expanding its targeted markets by applying its proprietary pharmaceutical platform to treat other disorders.  Immtech has advanced clinical programs that include new treatments for PCP, malaria, and African sleeping sickness, and a well-defined, expanding library of compounds targeting fungal infections, HCV and other serious diseases.  Immtech holds an exclusive worldwide license to certain patents and patent applications related to technology and products derived from a proprietary pharmaceutical platform.  The Company has worldwide rights to commercialize and sublicense such patented technology, including a large library of well-defined compounds from which a pipeline of therapeutic products could be developed.

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

Since inception, the Company has incurred accumulated net losses of approximately $107,283,000.  Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts.  In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements.  There can be no assurance that the Company’s activities will lead to the development of commercially viable products.  The Company’s operations to date have consumed substantial amounts of cash.  The negative cash flow from operations is expected to continue in the foreseeable future.  The Company believes it will require substantial additional funds to commercialize its drug candidates.  The Company’s cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors.  Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

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

The Company’s ability to continue as a going concern in its present form is dependent upon its ability to generate sufficient funds to meet its obligations as they become due, have the United States Food and Drug Administration (the “FDA”) remove the clinical hold on the pafuramidine development program, complete the development and commercialization of drug candidates and, ultimately, to generate sufficient revenues for profitable operations.  Management’s plans for the forthcoming year, in addition to normal operations, include continuing financing efforts, obtaining additional research grants and entering into research and development agreements with other entities.

Principles of Consolidation – The consolidated financial statements include the accounts of Immtech Pharmaceuticals, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Revenue Recognition – Grants to perform research have been the Company’s primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates.  Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant.  Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.

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

Net Income (Loss) Per Share – Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method.  Diluted net loss per share was the same as the basic net loss per share for the three and nine month periods ended December 31, 2007 and December 31, 2006, as none of the Company’s outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

Stock-Based Compensation – Effective April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method.  SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  The cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the services in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model.  The Black-Scholes valuation requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

Segment Reporting – The Company is a development stage pharmaceutical company that operates as one segment.

New Accounting Standard – The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on April 1, 2007.  The adoption of FIN 48 did not have an impact.  At the adoption date and as of December 31, 2007, the Company does not have a liability for uncertain tax benefits.  The Company does not presently expect any reasonably possible material change to the estimated amount of liability associated with its uncertain tax positions during the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  Periods subject to examination for the Company’s federal tax return are the 1991 through 2007 tax years.  In addition, open tax years related to state jurisdictions remain subject to examination but are not considered material.

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

Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $16,935 and $39,783 of accrued preferred stock dividends at December 31, 2007 and March 31, 2007, respectively.  Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price A”), subject to certain adjustments, as defined in the Series A Certificate of Designation.  On October 17, 2007, the Company issued 5,106 shares of common stock and paid $108 in lieu of fractional common shares as dividends on the preferred shares.  On October 15, 2006, the Company issued 7,929 shares of common stock and paid $83 in lieu fractional common shares as dividends on the preferred shares.  On April 15, 2007, the Company issued 6,308 shares of common stock and paid $87 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 5,547 shares of common stock and paid $47 in lieu of fractional common shares as dividends on the preferred shares.  During the three month periods ended December 31, 2007 and 2006, there were no conversions of Series A Convertible Preferred Stock.  During the nine month periods ended December 31, 2007 and 2006, certain preferred stockholders converted 1,000 and 2,400 shares of Series A Convertible Preferred Stock, including accrued dividends, for 5,701 and 13,690 shares of common stock, respectively.

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

Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $4,526 and $12,021 of accrued preferred stock dividends as of December 31, 2007 and March 31, 2007, respectively.  Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.00 conversion price (the “Conversion Price B”), subject to certain adjustments, as defined in the Series B Certificate of Designation.  On October 17, 2007, the Company issued 1,682 shares of common stock and paid $35 in lieu of fractional common shares as dividends on the preferred shares.  On October 15, 2006, the Company issued 2,542 shares of common stock and paid $26 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2007, the Company issued 2,040 shares of common stock and paid $30 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the Company issued 1,703 shares of common stock and paid $31 in lieu of fractional common shares as dividends on the preferred shares.  During the three month and nine month periods ended December 31, 2007, a preferred shareholder converted 2,000 shares of Series B Convertible Preferred Stock, including accrued dividends, for 12,574 shares of common stock.  During the three and nine month periods ended December 31, 2006, there were no conversions.

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

Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $19,489 and $41,945 of accrued preferred stock dividends as of December 31, 2007 and March 31, 2007, respectively.  Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price C”), subject to certain adjustments, as defined in the Series C Certificate of Designation.  On October 17, 2007, the Company issued 5,694 shares of common stock and paid $75 in lieu of fractional common shares as dividends on the preferred shares.  On October 15, 2006, the Company issued 8,602 shares of common stock and paid $62 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2007, the Company issued 6,900 shares of common stock and paid $99 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the Company issued 5,761 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares.  During the three and nine month periods ended December 31, 2007 and 2006, there were no conversions.

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

Series D Convertible Preferred Stock – On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $36,925 and $80,914 of accrued preferred stock dividends as of December 31, 2007 and March 31, 2007, respectively.  Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $9.00 conversion price (the “Conversion Price D”), subject to certain adjustments, as defined in the Series D Certificate of Designation. On October 17, 2007, the Company issued 10,804 shares of common stock and paid $140 in lieu of fractional common shares as dividends on the preferred share.  On October 15, 2006, the Company issued 16,611 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2007, the Company issued 13,334 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the Company issued 11,134 shares of common stock and paid $79 in lieu of fractional common shares as dividends on the preferred shares.  During the three month period ended December 31, 2007, there were no conversions.  During the nine month period ended December 31, 2007, certain preferred stockholders converted 2,000 shares of Series D Convertible Preferred Stock, including accrued dividends, for 5,653 shares of common stock, respectively. During the three and nine month periods ended December 31, 2006, there were no conversions.

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

Series E Convertible Preferred Stock –On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $31,639 and $76,116 of accrued preferred stock dividends as of December 31, 2007 and March 31, 2007, respectively.  Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $7.04 conversion price (the “Conversion Price E”), subject to certain adjustments, as defined in the Series E Certificate of Designation.  On October 17, 2007, the Company issued 9,995 shares of common stock and paid $149 in lieu of fractional common shares as dividends on the preferred shares.  On October 15, 2006, the Company issued 15,670 shares of common stock and paid $111 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2007, the Company issued 12,531 shares of common stock and paid $132 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the Company issued 8,819 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares.  During the three and nine month periods ended December 31, 2007, certain preferred stockholders converted 8,000 and 11,600 shares of Series E Convertible Preferred Stock, including accrued dividends, for 28,632 and 41,604 shares of common stock, respectively.  During the three month period ended December 31, 2006, a preferred shareholder converted 400 shares of Series E Convertible Preferred Stock, including accrued dividends, for 1,424 shares of common stock.  During the nine month period ended December 31, 2006, certain preferred stockholders converted 46,400 shares of Series E Convertible Preferred Stock, including accrued dividends, for 165,271 shares of common stock.

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

Common Stock –On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued and expensed with a grant date value of approximately $36,000 to Tulane University as part of the Tulane License Agreement granting to us an exclusive license to develop, manufacture and commercialize a group of four – aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases.

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

Warrants – During the three and nine month periods ended December 31, 2007, warrants to purchase 30,000 and 78,312 shares of common stock were exercised, resulting in proceeds to the Company of $187,200 and $482,937, respectively.  During the three month period ended December 31, 2006, there were no warrants exercised.  During the nine month period ended December 31, 2006, warrants to purchase 5,000 shares of common stock were exercised, resulting in proceeds to the Company of $30,000.

In connection with services rendered to us, effective July 17, 2007, the Company issued to an investor relations firm, warrants to purchase 30,000 shares of our common stock.  The warrants are exercisable at $9.00 per share.  The warrants are exercisable through July 17, 2011 as follows: (i) 10,000 vest immediately, (ii) 10,000 vest upon the Company’s stock trading at or above $10.00 per share for 20 consecutive trading days and (iii) 10,000 vest upon the Company’s stock trading at or above $12.00 per share for 20 consecutive trading days.  The warrants have been expensed using a grant date value as calculated using the Black-Scholes valuation model of approximately $118,000.

In connection with a consulting agreement, the Company issued warrants on September 10, 2007 to purchase 50,000 shares of common stock.  The warrants are exercisable at $10.00 per share.  The warrants are exercisable through September 10, 2010.  The warrants have been expensed using a grant date value as calculated using the Black-Scholes valuation model of approximately $172,000.

Incentive Stock Programs – At the stockholders’ meeting held November 29, 2007, the stockholders approved the 2007 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance an additional 1,500,000 shares.  Options granted under the 2000 Stock Incentive Plan that expire are available to be reissued.  During the nine month periods ended December 31, 2007 and 2006, 83,746 and 103,430 options, respectively, previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued.  During the three month period ended December 31, 2007, the Company issued 312,650 options to purchase shares of common stock.  During the three month period ended December 31, 2006, the Company issued 365,000 options to purchase shares of common stock. During the nine month periods ended December 31, 2007 and 2006, the Company issued 487,318 and 421,000 options, respectively, to purchase shares of common stock.  Additionally, the Company granted 5,000 restricted stock awards in the period ended June 30, 2006.  As of December 31, 2007, there were a total of 1,535,941 shares available for grant. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years.  The options generally vest over periods ranging from 0 to 4 years.

The Company recognized approximately $725,000 and $1,829,000 of compensation cost for the three and nine month periods ended December 31, 2007, and approximately $574,000 and $1,736,000 for the three and nine month periods ended December 31, 2006. During the three month period ended December 31, 2007, 7,000 options were exercised on a cashless basis resulting in 4,254 common shares being issued, and 972 options were exercised with an exercise price of $2.55, resulting in proceeds to the Company of approximately $2,479.  During the three and nine month periods ended December 31, 2006, 29,000 and 80,605 options were exercised on a cashless basis resulting in 12,736 and 61,085 common shares being issued, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding).  Expected implied volatility is based on the volatility of the Company’s exchange traded options for the Company’s common stock.  The risk-free interest rate is based on the U.S. treasury security rate in effect over the estimated life of the option. There is no dividend yield.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and nine month periods ended December 31, 2007 and 2006.

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

Risk free interest rate	4.25%	4.78%	4.41%	4.80%
Average life of options (years)	10.0	10.0	10.0	9.5
Volatility	62%	80%	67%	78%
Dividend yield	0	0	0	0

A summary of stock option activity as of and for the nine month period ended December 31, 2007, is presented below:

	Shares	Exercise Price Per Share (*)	Remaining Contractual Term(*) in Years
Outstanding at March 31, 2007	1,800,609	$8.92
Granted	487,318	6.57
Exercised	(27,091)	1.08
Forfeited or expired	(81,000)	10.95

Outstanding at December 31, 2007	2,179,836	8.41	7.04
Exercisable at December 31, 2007	1,573,882	9.14	6.55
(*) Weighted-average

The weighted-average grant date fair value of options granted during the nine month periods ended December 31, 2007 and 2006 was $6.57 and $5.96, respectively.  The intrinsic value of options exercised during the nine month periods ended December 31, 2007 and 2006 was approximately $174,000 and $466,000, respectively.  The intrinsic value of stock options outstanding at the nine month periods ended December 31, 2007 and 2006 was approximately $347,000 and $1,715,000, respectively.

As of December 31, 2007, there was approximately $2,730,000 of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2000 and 2007 Plans that are expected to be recognized as a charge to earnings over a weighted-average period of 1.3 years.  As of December 31, 2007, 1,734,203 options have vested or are expected to vest with a weighted-average exercise price of $10.85, a weighted-average remaining life of 7.11 years, and with an intrinsic value of approximately $330,000.

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

During the three and nine month periods ended December 31, 2007, the Company expensed approximately $180,000 and $583,000, respectively, of other payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research.  For the corresponding periods ended December 31, 2006, the Company expensed approximately $150,000 and $786,000, respectively. Included in accounts payable as of December 31, 2007 and March 31, 2007, were approximately $330,000, and $174,000, respectively, due to UNC-CH and certain other Scientific Consortium universities.

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

In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of phase IIB/III clinical trials to treat African sleeping sickness and improved manufacturing processes.  The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000.  Grant funds paid in advance of the Company’s delivery of services are treated as restricted funds and must be segregated from other funds and used for the purposes specified. In March 2006, the Company amended and restated the clinical research subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment for the Company of approximately $13,601,000 from the Foundation.  Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5,649,000 of the five year approximately $13,601,000 contract. On November 2, 2007, the Company received a second payment of approximately $5,123,000 from the Consortium.

During the three and nine months ended December 31, 2007, approximately $1,335,000 and $2,639,000 was utilized for clinical and research purposes conducted and expensed, respectively.  During the three and nine months ended December 31, 2006, approximately $445,000 and $1,653,000 was utilized for clinical and research purposes conducted and expensed, respectively. The Company has recognized revenues of approximately $1,335,000 and $2,639,000 during the three and nine months ended December 31, 2007, respectively.  The Company has recognized revenues of approximately $445,000 and $2,583,000 during the three and nine months ended December 31, 2006, respectively.  The remaining amount (approximately $4,211,000 as of December 31, 2007) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.

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

The Company recognized revenues of approximately $101,000 and $396,000 during the three and nine month periods ended September 30, 2006, respectively, for expenses incurred related to activities within the scope of the Testing Agreement.

On June 8, 2007, the Company entered into an exclusive licensing agreement pursuant to which the Company has licensed to Par Pharmaceutical Companies, Inc. (“Par”) commercialization rights in the United States of America to pafuramidine for the treatment of PCP in AIDS patients. The Company and Par may also collaborate on efforts to develop pafuramidine as a preventative therapy for patients at risk of developing PCP, including people living with HIV, cancer and other immunosuppressive conditions.

In return, the Company received an initial payment of $3 million.  Par will also pay the Company as much as $29 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and FDA regulatory review and approval.  In addition to royalties on sales, the Company may receive up to $115 million in additional milestone payments on future sales and will retain the right to co-market pafuramidine in the United States of America.  The Company has also granted Par a right of first offer to enter into a license agreement with it if the Company determines that pafuramidine can be used for the treatment and/or prophylaxis of malaria.

On December 3, 2007, the Company entered into a licensing agreement with BioAlliance Pharma SA (“BioAlliance”) pursuant to which the Company granted BioAlliance and its affiliates an exclusive license to commercialize pafuramidine in Europe for the treatment of PCP in AIDS patients and African sleeping sickness. The Company also granted BioAlliance an option to commercialize pafuramidine in Europe for the prevention and treatment of malaria in travelers.  Pursuant to the license agreement, the Company received an initial payment of $3 million from BioAlliance, and it will receive an additional $13 million upon achieving certain regulatory and pricing milestones. In addition, the Company will receive an additional $10 million upon achieving certain sales milestones and will also receive double-digit royalties based on sales.

On December 20, 2007, the Food and Drug Administration (the “FDA”) informed the Company that it had placed all of the Company’s ongoing and projected clinical trials relating to the development of pafuramidine on clinical hold.  The FDA placed this clinical hold on the pafuramidine program after subjects in the Company’s Phase I safety study demonstrated abnormal liver function tests.  The affected subjects do not currently have any signs and symptoms related to the liver abnormalities and the Company’s clinical follow-up of the subjects remains ongoing.

The Company has reviewed data from the Phase I safety study with experts in liver disease, the Company’s consortium scientific advisors and governance council, and the Data Safety Monitoring Board.  Such experts will assist the Company in preparing a report to be submitted to the FDA reviewing data related to the liver function of subjects from the Company’s prior and currently suspended pafuramidine trials. In addition, the Company is developing a risk management plan to monitor potential liver abnormalities in pafuramidine studies related to African sleeping sickness, PCP and malaria, which will be submitted to the FDA as a part of the report.

Any resumption of the clinical trials for the pafuramidine program will require regulatory approval from the FDA.  There can be no assurance that the Company will be able to resume these trials or that, if resumed, whether and when they will be completed.  In addition, the Company may need to modify the clinical trial protocol, which could require it to repeat a trial or conduct additional trials.  Accordingly, if the Company is unable to resume its trials relating to pafuramidine or if the trials are delayed or modified, the Company’s business, operations and stock price may be adversely affected.

5.	NEUROCHEM ARBITRATION

On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Panel found that Neurochem breached the testing agreement and awarded

Immtech approximately $1.9 million in damages and attorneys' fees and costs, and (ii) denied all of Neurochem's claims against Immtech. On July 10, 2006, Immtech requested that the Arbitral Panel make certain corrections to the Award. On or about September 27, 2006, Immtech received an Addendum to the Final Award, which did not alter the substance or amount of the Arbitral Panel’s Award. Subsequent to September 30, 2006, Neurochem disbursed funds representing the Final Award by the Arbitral Panel.

6.	LITIGATION

In October 2003, Gerhard Von der Ruhr and his son Mark (the “Von der Ruhr Plaintiffs”) filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors alleging breaches of a stock lock-up agreement, option agreements and a technology license agreement by the Company. The Von der Ruhr Plaintiffs also alleged a claim for intentional interference with contractual relations by certain officers of the Company.  The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs.  In a filing made in late February 2005, the Von der Ruhr Plaintiffs specified damages of approximately $44.5 million in damages.

In 2005, one of the breach of contract claims was dismissed upon the Company’s motion for summary judgment.  On October 26, 2006, a preliminary pre-trial conference was held and the court granted the Company’s motions in limine to exclude plaintiffs’ damage claim for lost profits and prohibited plaintiff from offering expert testimony at trial on this issue.  The court subsequently granted a motion to sever the trial on Count V, regarding the technology license agreement, from the trial on the remaining counts. The trial on the remaining counts concluded on December 7, 2007, and a jury returned a verdict against the Company and certain officers and directors for a total amount of $361,704.90. The Company immediately filed a motion with the court seeking to overturn the jury verdict, which the court subsequently denied. The Company is considering all options, including the filing of an appeal.

As a result of this ruling, the Company has accrued $362,000 as a reserve for settlement.

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

Results of Operations

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations.  For the period from inception (October 15, 1984) to December 31, 2007, we incurred cumulative net losses of approximately $107,283,000.  We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future.  We expect that our cash sources for at least the next year will be limited to:

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

Three Month Period Ended December 31, 2007 Compared with the Three Month Period Ended December 31, 2006.

Revenues under collaborative research and development, and license agreements were approximately $1,835,000 and $546,000 for the three month periods ended December 31, 2007 and December 31, 2006, respectively.  For the three month period ended December 31, 2007, we recognized revenues of approximately $1,335,000 related to a clinical research subcontract agreement between us and The University of North Carolina at Chapel Hill (“UNC-CH”),  approximately $387,000 related to the Par Pharmaceutical license agreement, and approximately $113,000 related to the BioAlliance license agreement while for the three month period ended December 31, 2006, revenues recognized of approximately $445,000 related to the abovementioned UNC-CH clinical research subcontract and $101,000 related to a grant from Medicines for Malaria Venture (“MMV”) to fund clinical studies and licensure of DB289 for treatment of malaria which has since lapsed.

The clinical research subcontract agreement relates to a grant from a philanthropic foundation (the “Foundation”) to UNC-CH to develop new drugs to treat African sleeping sickness and leishmaniasis.  MMV also receives funding from the Foundation.  Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates.  Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.

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

Research and development expenses increased to approximately $4,214,000 from $1,862,000 for the three month periods ended December 31, 2007 and December 31, 2006, respectively.  Expenses relating to the UNC-CH subcontract, increased to approximately $1,335,000 in the three month period ended December 31, 2007 from approximately $445,000 in the three month period ended December 31, 2006 while expenses relating to the MMV testing agreement decreased over the same periods to approximately zero from $104,000.  Contract services relating to non-MMV supported malaria trials increased to approximately $369,000 in the three month period ended December 31, 2007 from approximately $155,000 in the three month period ended December 31, 2006. Additionally, contract services relating to trials for treatment of PCP increased to approximately $1,438,000 from approximately $597,000 in the same periods.  Discovery contract research expenses increased to approximately $473,000 in the three month period ended December 31, 2007 from approximately $67,000 in the period ended December 31, 2006. Non-cash options expense under research and development decreased to approximately $136,000 in the three month period ended December 31, 2007 from approximately $206,000 in the three month period ended December 31, 2006.  Other research and development expenses increased approximately $175,000 from the three month period ended December 31, 2006 to the three month period ended December 31, 2007.

General and administrative expenses increased to approximately $2,926,000 from approximately $2,630,000 during the three month periods ended December 31, 2007, and December 31, 2006, respectively.  The increase was partly due to legal costs, which increased to approximately $519,000 in the three month period ended December 31, 2007, from approximately $280,000 in the three month period ended December, 2006, along with the booking of approximately $362,000 as a reserve for the settlement of the Von der Ruhr litigation.  Patent fees increased to approximately $126,000 in the three month period ended December 31, 2007 from approximately $105,000 in the three month period ended December 31, 2006. Non-cash general and administrative expenses decreased to approximately $588,000 in the three month period ended December 31, 2007, which is for expensing options, from approximately $932,000 in the three month period ended December 31, 2006, which relates to (i) approximately $368,000 for the expensing of options, and (ii) approximately $564,000 for the issuance of 80,000 common shares to China Pharmaceutical Investments Limited.

Our net loss increased to approximately $5,204,000 from approximately $3,829,000 during the three month periods ended December 31, 2007 and December 31, 2006, respectively.  The increase was primarily attributable to an increase in the research and development costs attributable to the trials for treatment of PCP.

Nine Month Period Ended December 31, 2007 Compared with the Nine Month Period Ended December 31, 2006.

Revenues under collaborative research and development agreements were approximately $3,692,000 and $2,979,000 for the nine month periods ended December 31, 2007 and December 31, 2006, respectively.  For the nine month period ended December 31, 2007, we recognized revenues of approximately $2,639,000 related to a clinical research subcontract agreement between us and UNC-CH, approximately $940,000 related to the Par Pharmaceutical license agreement, and approximately $113,000 related to the BioAlliance license agreement while for the nine month period ended December 31, 2006, revenues recognized of approximately $2,584,000 related to the abovementioned UNC-CH clinical research subcontract and $395,000 related to a grant from MMV to fund clinical studies and licensure of DB289 for treatment of malaria which has since lapsed.

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

Research and development expenses increased to approximately $8,415,000 from $6,086,000 for the nine month periods ended December 31, 2007 and December 31, 2006, respectively.  Expenses relating to the UNC-CH subcontract, increased to approximately $2,556,000 in the nine month period ended December 31, 2007 from approximately $1,653,000 in the nine month period ended December 31, 2006 while expenses relating to the MMV testing agreement decreased over the same periods to approximately $15,000 from $397,000.  Contract services relating to non-MMV supported malaria trials increased to approximately $1,151,000 in the nine month period ended December 31, 2007 from approximately $167,000 in the nine month period ended December 31, 2006. Additionally, contract services relating to trials for treatment of PCP decreased to approximately $2,233,000 from approximately $2,342,000 in the same periods. Discovery contract research expenses increased to approximately $1,079,000 in the nine month period ended December 31, 2007 from approximately $239,000 in the period ended December 31, 2006. Non-cash options expense under research and development decreased to approximately $369,000 in the nine month period ended December 31, 2007 from approximately $557,000 in the nine month period ended December 31, 2006.  Other research and development expenses increased approximately $281,000 from the nine month period ended December 31, 2006 to the nine month period ended December 31, 2007.

General and administrative expenses decreased to approximately $6,858,000 from approximately $7,213,000 during the nine month periods ended December 31, 2007, and December 31, 2006, respectively.  The decrease was partly due to lower business development costs, which decreased to approximately $12,000 in the nine month period ended December 31, 2007, from approximately $943,000 in the nine month period ended December 31, 2006.  Patent fees decreased to approximately $299,000 in the nine month period ended December 31, 2007 from approximately $611,000 in the nine month period ended December 31, 2006. Non-cash general and administrative expenses decreased to approximately $1,749,000 in the nine month period ended December 31, 2007, which includes (i) approximately $172,000 for the 50,000 warrants issued to a consultant, (ii) approximately $118,000 for the 30,000 warrants issued to an investor relations firm, and (iii) approximately $1,459,000 for expensing options, from approximately $1,814,000 in the nine month period ended December 31, 2006, which includes (i) approximately $36,000 for the issuance of 5,000 common shares to Tulane University, (ii) approximately $36,000 for the issuance of 5,000 common shares as part of a retirement and consulting agreement, (iii) approximately $564,000 for the issuance of 80,000 common shares to

China Pharmaceutical Investments Limited, and (iv) approximately $1,178,000 for expensing options.

Our net loss increased to approximately $11,199,000 from approximately $8,046,000 during the nine month periods ended December 31, 2007 and December 31, 2006, respectively.  The increase was primarily attributable to the litigation settlement of approximately $1,874,000 posted during the nine month period ended December 31, 2006 that related to the award from the Neurochem litigation.

Liquidity and Capital Resources

As of December 31, 2007, cash and cash equivalents were approximately $9,444,000.

We spent approximately $5,000 on equipment purchases during the three and nine month periods ended December 31, 2007.  We spent approximately $2,000 and $41,000, respectively, on equipment purchases during the three and nine month periods ended December 31, 2006.  No significant purchases of equipment are anticipated by us during the year ending March 31, 2008.

We periodically receive cash from the exercise of common stock options and warrants.  During the three month period ended December 31, 2007, we received approximately $187,000 from the exercise of warrants and approximately $2,000 from the exercise of options.  During the three month period ended December 31, 2006, we did not receive any funds for the exercise of warrants or options.

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through at least November 2008, although there can be no assurance we will not require additional funds.

Through December 31, 2007, we financed our operations with:

•
proceeds from various private placements of debt and equity securities, an initial public offering, and other cash contributed from stockholders, which in the aggregate raised approximately $77,608,000;

•	payments from research agreements, license agreements, foundation grants, and SBIR grants and STTR program grants of approximately $28,775,000; and

•	the use of stock, options and warrants in lieu of cash compensation.

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

Changes in Internal Controls

We have not made any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

                Item 1.    Legal Proceedings.

Gerhard Von der Ruhr et al. v. Immtech International, Inc. et. al.

In October 2003, Gerhard Von der Ruhr and his son Mark (the “Von der Ruhr Plaintiffs”) filed a complaint in the United States District Court for the Northern District of Illinois against the Company and certain officers and directors alleging breaches of a stock lock-up agreement, option agreements and a technology license agreement by the Company. The Von de Ruhr Plaintiffs also alleged a claim for intentional interference with contractual relations by certain officers of the Company.  The complaint sought unspecified monetary damages and punitive damages, in addition to equitable relief and costs.  In a filing made in late February 2005, the Von de Ruhr Plaintiffs specified damages of approximately $44.5 million in damages.

In 2005, one of the breach of contract claims was dismissed upon the Company’s motion for summary judgment.  On October 26, 2006, a preliminary pre-trial conference was held and the court granted the Company’s motions in limine to exclude plaintiffs’ damage claim for lost profits and prohibited plaintiff from offering expert testimony at trial on this issue.  The court subsequently granted a motion to sever the trial on Count V, regarding the technology license agreement, from the trial on the remaining counts.  The trial on the remaining counts concluded on December 7, 2007, and a jury returned a verdict against the Company and certain officers and directors for a total amount of $361,704.90. The Company immediately filed a motion with the court seeking to overturn the jury verdict, which the court subsequently denied. The Company is considering all options, including the filing of an appeal.

Item 1A.     Risk Factors.

In addition to those risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended March 31, 2007, we are now subject to the additional risk factor below.

The suspension of our clinical trials relating to pafuramidine may adversely affect our business, operations and stock price.

On December 20, 2007, the Food and Drug Administration (the “FDA”) informed us that it had placed all of our ongoing and projected clinical trials relating to the development of pafuramidine on clinical hold.  The FDA placed this clinical hold on the pafuramidine program after subjects in our Phase I safety study demonstrated abnormal liver function tests.  The affected subjects do not currently have any signs and symptoms related to the liver abnormalities and our clinical follow-up of the subjects remains ongoing.

We have reviewed data from the Phase I safety study with experts in liver disease, our consortium scientific advisors and governance council, and the Data Safety Monitoring Board.  Such experts will assist us in preparing a report to be submitted to the FDA reviewing data related to the liver function of subjects from our prior and currently suspended pafuramidine trials. In addition, we are developing a risk management plan to monitor potential liver abnormalities in pafuramidine studies related to African sleeping sickness, PCP and malaria, which will be submitted to the FDA as a part of the report.

Any resumption of the clinical trials for the pafuramidine program will require regulatory approval from the FDA.  There can be no assurance that we will be able to resume these trials or that, if resumed, whether and when they will be completed.  In addition, we may need to modify the clinical trial protocol, which could require us to repeat a trial or conduct additional trials.  Accordingly, if we are unable to resume our trials relating to pafuramidine or if the trials are delayed or modified, our business, operations and stock price may be adversely affected.

                Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

All such shares of common stock herein described as issuances below were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Option Exercise

On November 14, 2007, an executive officer exercised options to purchase 972 shares with an exercise price of $2.55 per share resulting in proceeds to the Company of approximately $2,479.

On December 17, 2007, options to purchase 7,000 shares with an exercise price of $2.55 per share were exercised on a cashless basis.  Common shares in the amount of 4,254 were issued.

Warrant Exercise

On October 5, 2007, an investor exercised warrants to purchase 20,000 shares with an exercise price of $6.125 per share resulting in proceeds to the Company of $122,500.

On November 14, 2007, an executive officer exercised warrants to purchase 10,000 shares with an exercise price of $6.47 per share resulting in proceeds to the Company of $64,700.

Conversion of Preferred Stock to Common Stock.

On November 27, 2007, a holder of Series B Convertible Preferred Stock, $0.01 par value (“Series B Stock”) converted 2,000 shares of Series B Preferred Stock into 12,574 shares of our common stock.

On November 27, 2007, holders of Series E Convertible Preferred Stock, $0.01 par value (“Series E Stock”) converted an aggregate of 8,000 shares of Series E Preferred Stock into an aggregate of 28,632 shares of our common stock.

Preferred Stock Dividend Payment.

On October 17, 2007, we issued 33,281 shares of common stock as payment of a dividend earned on outstanding preferred stock to the holders thereof: holders of Series A Stock earned 5,106 shares of common stock on 54,500 outstanding shares; holders of Series B Stock earned 1,682 shares of common stock on 13,464 outstanding shares; holders of Series C Stock earned 5,694 shares of common stock on 45,536 outstanding shares; holders of Series D Stock earned 10,804 shares of common stock on 115,200 outstanding shares; and holders of Series E Stock earned 9,995 shares of common stock on 106,600 outstanding shares.  We also paid holders of our outstanding preferred stock $507 in cash in lieu of fractional shares.

                Item 3.    Defaults Upon Senior Securities.

None

                Item 4.    Submission of Matters to a Vote of Security Holders.

Votes of the Stockholders

We held our Annual Meeting on November 29, 2007 at the Grand Hyatt in New York, NY.  The following matters were presented to our stockholders: (1) Proposal No. 1 – election of six directors to serve until the next annual meeting of the stockholders, (2) Proposal No. 2 – to approve the Immtech Pharmaceuticals, Inc. 2007 Stock Incentive Plan, and (3) Proposal No. 3 – ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2008.  The results of the votes are as follows:

Proposal 1 - Election of directors by the stockholders	Votes For	Authority Withheld

Eric L. Sorkin	11,725,099	891,981
Cecilia Chan	11,730,210	886,870
David Fleet	12,453,329	163,751
Judy Lau	11,650,918	966,162
Levi H. K. Lee, M.D.	11,740,152	876,928
Donald F. Sinex	12,369,464	247,616

	Votes For	Votes Against	Abstain *

Proposal 2 – Approve 2007 Stock Incentive Plan	3,673,624	1,711,553	172,789
Proposal 3 – Ratification of Deloitte & Touche as independent auditors	12,478,919	108,532	29,629
* Per the proxy statement, abstentions are considered votes against the proposal.

                Item 5.    Other Information.

None

                Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004
3.2 (2)	Certificate of Correction to Certificate of Incorporation dated December 14, 2005
3.3 (3)	Certificate of Amendment (Name Change) to Certificate of Incorporation dated March 22, 2006.
3.4 (4)	Amended and Restated Bylaws of the Company effective as of June 6, 2007
10.50*	Licensing Agreement, dated as of December 3, 2007, by and between Immtech Pharmaceuticals, Inc. and BioAlliance Pharma SA
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Incorporated by Reference to our Form 10-K (File No. 001-14907), as filed with the Securities and Exchange Commission on June 14, 2004.

(2)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on December 14, 2005.

(3)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities and Exchange Commission on March 23, 2006.

(4)	Incorporated by Reference to our Form 8-K (File No. 001-14907), as filed with the Securities Exchange Commission on June 12, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMTECH PHARMACEUTICALS, INC.

Date: February 11, 2008	By: /s/ Eric L. Sorkin Eric L. Sorkin President and Chief Executive Officer

Date: February 11, 2008	By: /s/ Gary C. Parks Gary C. Parks Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)