Form 10-K
period 2008-03-31
IMMTECH PHARMACEUTICALS, INC.
filed 2008-06-18
CIK 882509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2008.

|__|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from [__] to [__].

Commission file number 001-14907

IMMTECH PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1523370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One North End Avenue New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (847) 573-0033

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes |__|  No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No |__|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  Large Accelerated Filer |__|  Accelerated Filer |X|  Non-accelerated Filer |__| Smaller reporting company |__|

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes |__|  No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $124,182,768.

As of June 16, 2008, the total number of shares of the registrant’s common stock outstanding was 15,876,983 shares.

Documents incorporated by reference. None.

IMMTECH PHARMACEUTICALS, INC.
TABLE OF CONTENTS

Page
PART I.

PART II.

PART III.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	82

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference herein regarding Immtech Pharmaceuticals, Inc.’s business contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties.  All statements other than statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements frequently, but not always, use the words “may,” “intends,” “plans,” “believes,” “anticipates” or “expects” or similar words and may include statements concerning our strategies, goals and plans.  Actual results could differ materially from these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, the following: (i) Immtech’s ability to develop commercially viable products; (ii) Immtech’s ability to achieve profitability; (iii) Immtech’s ability to retain key personnel; (iv) the ability of Immtech’s scientists and collaborators to discover new compounds; (v) the availability of additional research grants; (vi) Immtech’s ability to obtain regulatory approval of its drugs candidates; (vii) the success of Immtech’s clinical trials; (viii) dependence upon and contractual relationship with partners; (ix) Immtech’s ability to manufacture or to contract with a third party to manufacture its drug candidates at a reasonable cost; (x) Immtech’s ability to protect its intellectual property; (xi) competition and alternative technologies; (xii) Immtech’s ability to obtain reimbursement from third party payers for any product it commercializes and (xiii) potential exposure to significant product liability. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.      BUSINESS

A.	Business Overview

Immtech Pharmaceuticals, Inc., (the “Registrant”) is focused on global opportunities in the healthcare sector.  Globalization and the increased income levels seen in numerous emerging regions have created significant opportunities in both the development of new drugs and, more broadly, in healthcare services for drug developers and for physicians and patients. Immtech aims to leverage its established expertise and other assets in both new drug sales and enhanced healthcare-related services, including laboratory research and information-providing services, for developed and developing countries.  To capitalize on the opportunities arising in the global healthcare marketplace, we seek to develop proprietary, high-growth operations in the People’s Republic of China (“China”) and potentially in other regional markets.

As one opportunity for growth, we plan to further our focus on the discovery and development of drugs to treat infectious diseases.  These diseases present significant unmet needs and will increase dramatically as threats to the global community.  According to the World Health Organization (“WHO”), infectious diseases are collectively the most common cause of death in the world today.  Yet relatively few new drugs for the treatment of infectious diseases have been brought to market in the past two decades.   New drugs are needed to address the risk

of drug resistance by known pathogens and the emergence of new pathogens in the years ahead.  Accordingly, infectious diseases will continue to be a prime focus for Immtech.

Much of the drug development being conducted today emphasizes the chronic conditions of citizens of developed nations, and often requires lengthy, complex clinical trials to establish both drug efficacy and superiority to an existing standard of care. By contrast, infectious disease-related drug development generally involves clinical trials with well-defined endpoints that can be evaluated clearly over a relatively short duration.  We have worked with world-renowned universities and scientific institutions since 1999 and plan to expand our scientific consortium for drug discovery.

Our focus on global opportunities leads naturally to an expansion of business development in China, given that China has 20% of the world’s population. Our experience there also creates various opportunities outside the laboratory environment as China expands its healthcare infrastructure.  According to Boston Consultancy, an independent consulting group, China is projected to become the world’s fifth largest pharmaceutical market by 2010.  Further, it is estimated that demand for drugs, healthcare information, education, and services will propel China’s pharmaceutical market to grow by more than 20% a year even as growth rates in key European and U.S. markets are decelerating.  According to the WiCon International Group, the publisher of Pharma China, sales of pharmaceutical, herbal, and Chinese medicine drug products reached $50 billion in 2007.  The growth and expansion of healthcare needs in China will require a vastly expanded supply of both products and services, and we believe that we are well poised to benefit in this dynamic market.

In addition to our internal drug discovery programs, the growing demand for contract research services (“CRS”) in China and other rapidly emerging markets represents an attractive commercial opportunity.  Clinical research programs in these markets require a depth of understanding related to research capabilities, regulatory guidelines and cultural knowledge.  Because of our capabilities in each of these areas, we plan to leverage our experience by partnering with local institutions and providing CRS to other international companies involved in drug development.  We believe that our experience in drug development in international markets has positioned us to develop a valuable and competitive range of business services related to clinical research.

As an expansion of the strategy to pursue our drug development and CRS businesses, we also anticipate cultivating business opportunities to distribute healthcare information.  We believe that most healthcare systems could be enhanced through improved continuing education and training programs to professional medical staff as well as through the distribution of high-quality healthcare information to the general public.  Therefore, we plan to implement medical information initiatives in China and potentially throughout Asia.  We believe that these medical education initiatives present growth opportunities for us and may lead to the development of unique assets.

These services must be positioned to meet the needs of consumers and medical professionals alike by providing high-quality, accurate information.  We believe our experience and established business relationships represent valuable resources in support of our efforts to build and expand content distribution in China and elsewhere in Asia.  We plan to access content from universities, research institutions, and media outlets with extensive libraries of materials. The dynamic nature of electronic content distribution could lead to the creation of unique assets in this area.

During the year ended March 31, 2008, our drug development program for pafuramidine was discontinued due to findings of renal and liver adverse events among participants in our study of healthy volunteers conducted in South Africa. This clinical trial had been initiated to provide safety data in support of the African sleeping sickness and pneumocystis pneumonia indications.  It was halted in December 2007 after several subjects developed abnormal liver function (“clinical hold”).  The program was formally discontinued in February 2008 when five subjects in the same study developed renal abnormalities that required medical intervention and hospitalization. All affected subjects have recovered fully, and to date, no lasting adverse effects have been observed in these volunteers. See “Products and Drug Development Programs—Pafuramidine.”

In addition to licenses related to pafuramidine, we hold worldwide exclusive licenses to develop and commercialize an expanding library of compounds, some of which are in early stages of research. These compounds target fungal infections, the Hepatitis C virus (“HCV”), drug resistant Gram positive bacteria and other serious diseases.  Furthermore, over the past year we have initiated an independent medicinal chemistry effort to drive these development programs and to expand our library of both proprietary and Company-owned intellectual property.  Our initial in vitro and in vivo assessments have identified several potential lead compound candidates for each of these diseases.  We continue to test compounds to identify optimum lead candidates to move into preclinical testing and subsequent human clinical trials, to be followed ultimately by commercialization.

Immtech maximizes its research spending by collaborating with its research partners and designing cost effective clinical trials targeting indications amenable to shorter duration treatments with well-defined endpoints.  Our first drug candidate, pafuramidine, and several compounds for our discovery programs in fungal diseases, bacterial infections and HCV were synthesized and initially evaluated by our research partners at The University of North Carolina at Chapel Hill (“UNC-CH”) and Georgia State University (“Georgia State”).  We have exclusive worldwide licenses to develop and commercialize compounds discovered and patented by scientists at these universities, and we have access to their large library of compounds.  We call these scientists, and others from whom we have rights to commercialize technology discovered or developed by them, our consortium scientists.  Our license rights include 148 issued domestic U.S. and foreign patents that cover many classes of novel chemical compounds.

A predecessor of the Registrant was incorporated under the laws of the State of Wisconsin on October 15, 1984, and subsequently merged with and into the Registrant on April 1, 1993.  We began the development of drugs to treat infectious disease in 1997.  Our executive offices are located at One North End Avenue, New York, New York 10282, telephone number (212) 791-2911 or toll-free (877) 898-8038.  Our common stock (the “Common Stock”) is listed on The American Stock Exchange (“AMEX”) under the ticker symbol “IMM.”  Trading on the AMEX commenced on August 11, 2003.

For the fiscal year ended March 31, 2008, we had revenues of approximately $9.7 million and a net loss of approximately $10.5 million which included non-cash compensation expenses of approximately $3.2 million related to the vesting of Common Stock options, extension of warrants and issuance of Common Stock during the year.  We currently have enough cash to operate through December 31, 2008 and capital resources through the sale of land use rights that we believe are sufficient to support our operations beyond March 31, 2009.  We are a development stage pharmaceutical company that operates as one segment.

The discontinuation of the pafuramidine development program and the new business opportunities discussed above raise doubt about our ability to continue as a going concern.  If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements.  However, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or amounts and classification of liabilities or other similar adjustments.  In addition, the report of our independent registered public accounting firm on the accompanying financial statements included in this Annual Report on Form 10-K contains an explanatory paragraph regarding going concern uncertainty.

We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.  We also make available free of charge on or through our Internet website at http://www.immtechpharma.com, the annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC.  Information on our website is not incorporated as part of this report.

When we use the words the “Company” or “Immtech” in this report, we are referring to the Registrant and its subsidiaries.  When we use the word “we,” “our” or “us,” we are referring to the Registrant and its subsidiaries or solely the Registrant as the context requires.

B.	Products and Drug Development Programs

The pafuramidine program is currently being closed out.  Presently, we are continuing follow-up assessment of African sleeping sickness subjects in our Phase III study of pafuramidine as planned. These patients completed treatment in March 2007 and will be followed for 24 months. All other pafuramidine studies have either been closed or the follow-up of previously treated patients and volunteers is ongoing.

As part of the close out activities of the pafuramidine program, final reports for all clinical trials are being prepared with primary focus on the safety and tolerability of pafuramidine.  These reports will be submitted to the FDA and other regulatory agencies.  A full report of our evaluation of the adverse events associated with the use of pafuramidine is also being prepared and will be submitted to the FDA in response to the full clinical hold.  We are also conducting follow up of subjects who have received pafuramidine in prior clinical trials to assess whether any unexpected adverse events occurred that have not previously been reported to us by the investigators for such trials.

All documents related to the pafuramidine development program will be archived.  The information gained from the review of the preclinical and clinical studies of pafuramidine and DB75 will be used by the Consortium for Parasitic Drug Development, led by UNC-CH, as new compounds are evaluated as potential clinical candidates for future development for African sleeping sickness, Chagas disease or other related diseases.

The following sections provide the current status of the studies that were ongoing at the time of the clinical hold in December 2007 and update the results presented in our annual report filed with the SEC for the year ended March 31, 2007.  We do not anticipate providing any future updates regarding the pafuramidine development program.

1.	Pafuramidine

i.	Supportive Phase I Safety Study in Healthy Volunteers

The primary goal of this study was to provide a safety database of acceptable size to support the registration of pafuramidine for both African sleeping sickness and Pneumocystis pneumonia (“PCP”). This was a randomized, double-blind Phase I safety and tolerability study of pafuramidine maleate (DB289) in healthy subjects.  The secondary objective of this study was to evaluate the potential effect of pafuramidine maleate on specific analytes that can be assessed by clinical chemistry and hematology testing.

The enrollment of additional subjects was prematurely discontinued on December 20, 2007 after 100 of the anticipated 175 subjects completed treatment.  Eighty subjects received pafuramidine and 20 subjects received placebo.  Approximately 25% of subjects who received pafuramidine developed significant liver function abnormalities within five days of completing treatment.  These abnormalities resulted in the FDA placing a full clinical hold on the pafuramidine development program and a request for additional follow up from the Data Safety Monitoring Board.  Values in all subjects returned to the normal range during follow up without intervention.  A liver specialist was consulted and it was recommended that laboratory follow up of the subjects at three and six months be conducted.  These follow up evaluations are continuing at present.

During the extended follow up period (approximately eight weeks after the last dose of study drug), five subjects treated with pafuramidine were hospitalized for acute renal insufficiency.  A kidney specialist was consulted and it was recommended that monthly follow up of all subjects who received pafuramidine for at least six months post-treatment due to a suspected drug-induced hypersensitivity reaction be conducted.  Additional follow up of subjects who received pafuramidine in this trial is ongoing and will continue until subjects return to baseline.

ii.	Definitive Bioequivalence Study

The primary objective of the definitive bioequivalence study was to establish the bioequivalence of a new formulation of pafuramidine which was planned for commercial use, to the reference formulation of pafuramidine maleate.  A total of 84 subjects were enrolled in this study, which had completed dosing at the time of the clinical hold.  Follow up of these subjects will continue through at least June 2008.

iii.	Pafuramidine for PCP in HIV/AIDS Patients

PCP is a fungus that overgrows the air sacs in the lungs of people whose immune systems have been significantly suppressed.  PCP can cause life-threatening pneumonia.  Moreover, it is one of the most common opportunistic infections affecting HIV/AIDS patients.

Our Phase III pivotal clinical trial of pafuramidine to treat PCP in patients with HIV/AIDS was being conducted under an Investigational New Drug (“IND”) application filed with the FDA.  This was a comparative clinical trial against the current standard of care, trimethoprim-sulfamethoxazole (“TMP-SMX”).  The main objective of this Phase III clinical trial was to determine whether the efficacy of pafuramidine is comparable to the efficacy of TMP-SMX.  The study was also to compare the safety and tolerability of pafuramidine and TMP-SMX.  At this point, half of the required patients had been enrolled. Our Phase III clinical trial sites in the US and Latin America have been closed and we are preparing a final report of the study.  All subjects enrolled in this trial underwent additional follow up to identify any potential late occurring adverse events. After all reports are received, they will be submitted to US FDA and local regulatory authorities along with our response to the clinical hold.

iv.	Pafuramidine for African Sleeping Sickness Treatment

African sleeping sickness is a parasitic disease that is spread by tsetse flies in sub-Saharan Africa.  Doctors Without Borders estimates that the geographical range in sub-Sahara Africa where African sleeping sickness occurs encompasses 36 countries, in which more than 60 million people are at risk of contracting the disease.

•	Pivotal Phase III Clinical Trial

The Phase III clinical trial for first stage African sleeping sickness caused by Trypanosoma brucei gambiense, the West African form of sleeping sickness (“West African sleeping sickness”) was conducted in six clinical sites in central Africa and is being wound down.  We had completed enrollment of 273 patients.  Patients in the study were administered a study drug, which was either pafuramidine or pentamidine (the current standard of care for first stage African sleeping sickness).  The last patient was treated with pafuramidine in March 2007.  Follow up visits are in progress and patients will be followed for 24 months after completion of their treatment.  The interim analysis for this study was completed by the Data Safety Monitoring Board (“DSMB”) in August 2007 after half of the subjects had completed the 12 month follow up visit.  All subjects have now completed the 12 month follow up visit and a report of the primary efficacy endpoint of the trial is in preparation.

No patient prematurely discontinued study drug treatment due to an adverse event.  Three patients have died during follow up in this trial in the past year; two of these deaths were related to a relapse of African sleeping sickness.  None of these deaths were considered to be related to receiving the study drug.

We were granted access to the information about whether a patient received pafuramidine or pentamidine in order to fully participate in the review of safety data with the Data Safety Monitoring Board and the risk-benefit assessment that was conducted by the Governance Council for the UNC-CH grant (as discussed below).  The safety data from all prior and then on-going pafuramidine studies was reviewed subsequent to the clinical hold with particular attention focused on prior reports of abnormal liver function that were identified in subjects.  These data were presented to the Governance Council in early February 2008 prior to the hospitalization of five subjects in the Phase I safety study for kidney abnormalities.  Following discovery of the renal adverse events, the safety data from all prior studies was again reviewed for potential kidney abnormalities.  Three subjects in the Phase III African sleeping sickness study had experienced kidney-related serious adverse events, two of which are considered to be possibly related to pafuramidine.  These data were presented to the Governance Council and the Data Safety Monitoring Board.  The consensus of these committees, our research partners, and our management was that the development program for pafuramidine should be discontinued.

In the next year, we expect to complete the 12 month follow up analysis, which is planned for the second half of 2008, and we intend to complete the 24 month follow up visits of all patients enrolled in the trial by March 2009.  These reports will be submitted to the FDA.

Our clinical trials of pafuramidine to treat African sleeping sickness were financially supported by a grant to UNC-CH from the Bill and Melinda Gates Foundation (“Foundation”) under a Clinical Research Sub-contract (see “Funding for African Sleeping Sickness Research and Clinical Trials” below).  We do not expect to receive future funding under the Clinical Research Subcontract unless additional funding is necessary to close out the pafuramidine development program.

•	Funding for African Sleeping Sickness Research and Clinical Trials

Our development of pafuramidine for treating African sleeping sickness has been supported financially by a grant to UNC-CH from the Foundation.  To date, the Foundation has granted to UNC-CH approximately $40 million for the development of pafuramidine to treat this disease.  This total includes a grant to UNC-CH for $22.6 million in 2006 to complete the Phase III clinical trial of pafuramidine to treat African sleeping sickness and prepare the drug for commercialization, initiate a Phase IIIb expanded access clinical trial, develop a pediatric formulation for use by infants and children, and test pafuramidine in a pilot program for the East African form of African sleeping sickness.  Pursuant to the Clinical Research Subcontract and Amended and Restated Clinical Research Subcontract (as discussed below), we have received approximately $17.3 million of the approximately $40 million granted to UNC-CH by the Foundation.

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

On March 29, 2001, we entered into a clinical research subcontract (“Clinical Research Subcontract”) with UNC-CH to advance the work funded by the Foundation’s $15.1 million grant.  Under the terms of the Clinical Research Subcontract, we are responsible for the oversight of Phase II and Phase III clinical trials of the drug candidate pafuramidine for African sleeping sickness.  The terms of the Clinical Research Subcontract require us to segregate the Clinical Research Subcontract funds from our other funds and to use the proceeds only for developing a drug to treat African sleeping sickness.

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

Effective March 28, 2006, we amended and restated the Clinical Research Subcontract (“Amended and Restated Clinical Research Subcontract”) to continue the Phase III clinical trial of pafuramidine to treat African sleeping sickness and to prepare the drug for commercialization, conduct an expanded access trial, develop a pediatric formulation for infants and children, and test pafuramidine in a pilot study of the East African form of African sleeping sickness.  Under the Amended and Restated Clinical Research Subcontract, we received from the UNC-CH led consortium a five year funding commitment of approximately $13.6 million to support the Phase III trial and development of the drug for commercialization, and to conduct the additional research.  Under the Amended and Restated Clinical Research Subcontract, we received on May 24, 2006, the first payment of approximately $5,649,000 and on November 2, 2007, the second payment of approximately $5,123,000 of the five year approximately $13.6 million contract.  Since the pafuramidine program was cancelled on February 22, 2008, no further funding is expected under the Amended and Restated Clinical Research Subcontract unless more funds are required for closing out the project.

In the aggregate, we have received the following under the Clinical Research Subcontract and the Amended and Restated Clinical Research Subcontract: (a) $4.3 million paid to us in fiscal year 2001 to fund Phase II clinical trials to test the safety/tolerability and efficacy of pafuramidine against African sleeping sickness in approximately 30 patients; (b) approximately $1.4 million paid to us in September 2002 upon the successful completion of our Phase IIa clinical trial; (c) approximately $2.0 million paid to us in December 2002 upon the delivery of the final Phase IIa report in respect of the Phase II clinical trial; (d) approximately $1.0 million paid to us in June 2003 relating to the additional grant for improving drug synthesis and formulation; (e) approximately $3.0 million paid to us on March 14, 2005 (a portion of which was from the additional acceleration grant described above) to fund Phase IIb and Phase III clinical trials to test the efficacy and safety/tolerability of pafuramidine against African sleeping sickness in a larger, more diverse group of patients in calendar year 2005; (f) approximately $5.6 million paid to us in May 2006; and (g) approximately $5.1 million paid to us in November 2007.

v.	Pafuramidine for Malaria Prophylaxis (Prevention)

An exploratory study was designed to determine whether we should focus on commercializing a blood-stage or a liver-stage malaria prevention drug.  The malaria parasite initially travels to the liver where it grows for about seven days before spreading to the blood.  Malaria prevention drugs can work by preventing the infection in the liver or in the blood stream.  A liver stage regimen would continue for seven days after travel and a blood stage regiment would continue for 30 days after travel.

We completed this Phase II malaria challenge clinical trial in healthy volunteers in September 2007.  In this study, volunteers were exposed to mosquitoes infected with a well-characterized strain of malaria that is readily treated with chloroquine.  Nineteen volunteers participated in this study, which included a screening period, a dosing period and a period following exposure to the mosquitoes in which subjects were monitored for the development of disease due to malaria. The subjects were randomized to receive one of three treatments prior to mosquito exposure: (a) one pafuramidine 100 mg tablet was administered on Day 8 (eight days before challenge with the malaria-infected mosquitoes), (b) one pafuramidine 100 mg tablet was administered on Day 1 (the day prior to challenge), or (c) a placebo was administered on both days.  Clinical trial volunteers were regularly monitored for up to three months after the exposure, including assessment of fever or other clinical symptoms of malaria, and also by regular blood sampling to detect the presence of malaria parasites.

All but one volunteer who received pafuramidine and all volunteers who received placebo developed evidence of malaria and were promptly treated with chloroquine and carefully monitored until they were determined to be free of disease.  These results indicate that a single dose of pafuramidine did not prevent infection but did not determine whether additional doses prior to exposure and/or after exposure would have prevented infection.  These subjects will undergo their one year follow up evaluations in June 2008, as required by the study protocol and per FDA requirements.

vi.	Pafuramidine for Malaria Treatment

In April 2007, we commenced enrollment in a new Phase IIb clinical trial of pafuramidine in the treatment of uncomplicated malaria. The study was conducted in Thailand and was to include up to 140 patients. The study is a partial factorial design and comprised of two stages.  The first stage randomized 60 patients (15 per group) to evaluate the variable components in dosing of pafuramidine tablets, including total daily dose (400 mg vs. 600 mg), dosing frequency (once daily vs. divided twice daily), and in combination with artesunate (Yes vs. No).  The study was designed such that if none of the three day regimens was considered acceptable, the stage two treatments would be administered for five days.  All patients were to be treated and monitored for 28 days, which was the primary endpoint for the study.

Patients’ blood samples were evaluated for parasites prior to enrollment in the study to establish a baseline and checked at regular times during the therapy, and then periodically until 28 days after commencement of the study.  For purposes of this study, patients were considered “cured” if the malaria parasites were eliminated seven days after the start of therapy and did not recur within 28 days after the start of treatment.

Following the first stage of the study, the efficacy for each of the four regimens administered for three days was approximately 80%.  Based on these data, the second stage enrollment was initiated and subjects were randomized to either pafuramidine 200 mg BID for three days or for five days.  This study had enrolled 107 subjects at the time of the clinical hold.  Follow up and analysis of data from this study is currently underway.

vii.	Pafuramidine Licensing Agreements

On June 8, 2007, we entered into an exclusive licensing agreement pursuant to which we licensed to Par Pharmaceutical Companies, Inc. (“Par”) commercialization rights in the U.S. to pafuramidine for the treatment of PCP in AIDS patients (“Par License Agreement”). In addition, under the Par License Agreement, we could collaborate with Par on efforts to develop pafuramidine as a preventative therapy for patients at risk of developing PCP, including people living with HIV, cancer and other immunosuppressive conditions.

In return, we received an initial payment of $3 million.  Par was to also pay us as much as $29 million in development milestones if pafuramidine advanced through ongoing Phase III clinical trials and FDA regulatory review and approval.  In addition to royalties on sales, we could have received up to $115 million in additional milestone payments on future sales and retain the right to co-market pafuramidine in the U.S.  We granted Par a right of first offer to enter into a license agreement if we determined that pafuramidine could be used for the treatment and/or prophylaxis of malaria.  The Par License Agreement was terminated by Par on May 9, 2008.

Additionally, on December 3, 2007, we entered into a licensing agreement with BioAlliance Pharma SA (“BioAlliance”) pursuant to which we granted BioAlliance and its affiliates an exclusive license to commercialize pafuramidine in Europe for the treatment of PCP in AIDS patients and African sleeping sickness (“BioAlliance License Agreement”).  We also granted BioAlliance an option to commercialize pafuramidine in Europe for the prevention and treatment of malaria in travelers.  Pursuant to the BioAlliance License Agreement, we received an initial payment of $3 million from BioAlliance, and we could receive an additional $13 million upon achieving certain regulatory and pricing milestones.  In addition, we could receive an additional $10 million upon achieving certain sales milestones and also receive double-digit royalties based on sales.

2.	Drug Discovery and Development Programs

i.	Antifungal Program

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

The market for an effective antifungal drug was estimated by Datamonitor in 2003-04 to be approximately $4.0 billion annually.  Datamonitor forecasts the systemic antifungal market to be worth approximately $5.7 billion by 2014 due to the increasing number of patients who are susceptible to fungal diseases, such as patients undergoing cancer chemotherapy, patients with HIV and those who have undergone organ transplants.  In addition, the frequency of infections acquired while a patient is in a hospital caused by fungi is now the third most common cause of sepsis, replacing Escherichia coli (E. coli).  Sepsis is an uncommon but serious consequence of an infection that quickly overwhelms the immune system and can rapidly lead to death.  Recently, strains of fungi resistant to currently available treatments have developed.  There is a significant opportunity for new drugs effective against specific strains of fungi, including drug resistant strains, as well as drugs with broad spectrum effectiveness for both Candida and Aspergillus infections.

ii.	Hepatitis C

According to a December 2005 Decision Resources, Inc. report, the number of prevalent cases of HCV in the major markets exceeded 11 million in 2004.  The HCV drug market, which was approximately $3 billion in 2005, is projected to grow to $9 billion in 2012 and over $10 billion annually by 2014.  Growth in use of HCV therapies also will come from increasing numbers of patients who do not respond to initial treatments, and are being retreated with second courses of standard and/or other new therapies.

We base our HCV research activities upon published findings that show compounds active in an HCV-related animal virus, bovine viral diarrhea virus (“BVDV”), may have similar activity against HCV.  We have tested several classes of compounds against the BVDV virus in vitro, and several compounds exhibited potent inhibitory effects on the BVDV viral life cycle. We have identified a class of compounds that prevents BVDV infection at very low concentrations in cell culture, and have evaluated these compounds in in vitro cell culture assays of HCV infection.  Certain classes of compounds exhibit potent cross-reactivity in this assay and preliminary time of addition studies point to the compounds having an effect on early events in the virus life-cycle.  We are following this important proof-of-concept with new medicinal chemistry efforts to further optimize the pharmacokinetics, safety and pharmacological activity characteristics of the lead compound series.  The potential novel mechanism of action suggests a compound from this class could have synergies with other existing and developing anti-HCV compounds.

iii.	Antibacterial Program

We have recently identified a unique class of compounds within our proprietary library that demonstrate significant activity in inhibiting the growth of antibiotic-susceptible and antibiotic-resistant, Gram positive pathogens, frequently referred to as “superbugs.”  The underserved need for new antibiotics to combat superbugs represents a significant potential future opportunity for us and these compounds will serve as a starting point for the discovery and development of a potential new clinical candidate.

In 2004, the global antibacterial market was valued at approximately $24 billion.  Following the introduction of virtually every class of antibiotics in the past 50 years, antibiotic resistance has emerged that limits or is threatening to limit their efficacy.  Drug resistance has and will continue to be an incessant source of medical need.  Novel classes of antibacterials are needed to combat multi-drug resistant infections and expand physician treatment options.  Rapid uptake of products focused on drug-resistant infections has been driven by the increasing numbers of immunocompromised patients in hospitals.

Several of our compounds show potent, submicrogram/mL activity against a panel of methicillin-resistant staph (methicillin-resistant Staphylococcus aureus, “MRSA”), methicillin-sensitive staph (“MSSA”), and vancomycin-resistant enterococcus (“VRE”).  MRSA is a type of bacteria that is resistant to certain antibiotics including methicillin, oxacillin, penicillin and amoxicillin. Healthcare-associated MRSA and VRE occur most frequently among persons in hospitals and healthcare facilities who have weakened immune systems.  MRSA is a major cause of hospital-acquired infections that are becoming increasingly difficult to combat because of emerging resistance to all current antibiotic classes and its appearance as an outpatient infection in individuals with normal immune systems.  According to a May 2006 Espicom Business Intelligence report, the market for anti-MRSA antibiotics is expected to reach $2 billion by 2006.

Selected compounds are being tested in in vivo models of efficacy.  The first compound to be tested demonstrated potent activity against a MSSA infection in a neutropenic mouse thigh infection model.  Medicinal chemistry lead optimization is in progress to improve the pharmacokinetics, safety and efficacy profile.

Through macromolecular synthesis profiling, we have determined that our antibiotic compounds are acting through inhibition of bacterial protein synthesis.  The lead compounds in the class were found to be non-selective since they also inhibited mammalian cell protein synthesis.  This observation created a challenge for the program and the class since mammalian cell protein synthesis inhibition will lead to significant acute systemic toxicity in vivo.  A major medicinal chemistry effort has been undertaken to modify the design of the lead compound to maintain antibiotic potency while attempting to design out mammalian cell protein synthesis inhibition.

iv.	Other Programs and Trials

We have recently generated data that indicates that a subset of compounds generated for the HCV program shows potent in vitro activity against West Nile virus.  Work is ongoing to evaluate the drug development potential of these findings.  We continue to screen our library for activity against other viral diseases in search of hits.  In addition, research indicates that our aromatic cationic compounds may be useful as small molecule drugs that can potentially selectively control gene expression.

C.	Collaboration in Contract Research Services

On June 18, 2008, we entered into a letter of intent to provide contract research services (“CRS”) in China in collaboration with Beijing Capital Medical University (“BCMU”) with a primary focus on pre-clinical drug development.  CRS will be available to international corporate and academic institutions seeking to advance research and discovery platforms quickly and cost effectively.  The joint venture will seek to expand access to BCMU’s robust and well-established research capabilities and experience in in vivo and in vitro characterization for drug discovery.

Through this collaboration, CRS will be available to support all phases of early stage discovery from research, planning and risk assessment through clinical study design.  Our collaboration will also be positioned to support later-stage clinical development and to provide counsel and support services related to clinical research regulatory guidelines and regulatory review in China.

The letter of intent provides for the operations of the joint venture to be controlled by us.  Services will be available to guide pre-clinical research efforts within standards compliant with US FDA requirements and other U.S. regulatory guidelines including both General Lab Practice (GLP) and non-GLP preclinical studies.

D.	Technology of Aromatic Cationic Compounds

The pharmaceutical compounds made by the scientists at our consortium universities UNC-CH and Georgia State generally fall under the broad class of “aromatic cationic” compounds.  Aromatic cations are molecules that have at least one positively charged end and at least one benzene ring in their structure.  The cationic species in our library are largely comprised of amidines, substituted amidines, amidine bioisosteres and prodrugs.  Many of the active compounds in our library are aromatic dications. Our library of compounds also includes a subclass of aromatic compounds containing a single positive charge (monocations).

One mechanism of action of many of our aromatic cationic compounds involves binding to segments of deoxyribonucleic acid (“DNA”).  Some aromatic cation drugs bind in the minor groove of DNA and in so doing, interfere with the activity of enzymes needed for microbial and cell growth.  The composition of the dications, with positive charges on the ends and linkers of different length, shape, flexibility and curvature, allows binding to specific sites of the DNA or other receptors, interfering with key biochemical processes fundamental to microbe growth and development.

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

Consortium scientists have developed a large and growing library of compounds based on decades of work on aromatic compounds.  Several compounds have been tested in a wide variety of assays and animal models for activity against various diseases.  These compounds and their methods of use and manufacture are the subject of over 150 patents that have issued to date to our partner universities, patents to which we have exclusive, worldwide licenses. See  “— Collaborations.”

In the wake of the recent discontinuation of pafuramidine, the emphasis on the consortium’s library of dicationic compounds and prodrugs thereof is waning.  New and independent efforts by us are underway to pursue leads that differ substantially in structure, mechanism of action, and metabolic fate from dications related to pafuramidine.  To that end, the lead compounds in the antibiotic program appear to act by inhibiting bacterial protein synthesis.  The monocations in the antiviral program appear, in general, to inhibit an early step in the virus lifecycle likely associated with virus entry.

E.	Collaborations

1.	Scientific Consortium at UNC-CH, Georgia State, Duke, and Auburn

On January 15, 1997, we entered into a consortium agreement with UNC-CH and a third party (“Consortium Agreement”) (to which each of Georgia State, Duke University and Auburn University shortly thereafter joined (collectively with UNC-CH, the “Scientific Consortium”)).  The Consortium Agreement provided that aromatic cations developed by the Scientific Consortium were to be exclusively licensed to us for global commercialization.  As contemplated by the Consortium Agreement, on January 28, 2002, we entered into a license agreement with the Scientific Consortium whereby we received the exclusive license to commercialize all future technology and compounds (“future compounds”) developed or invented by one or more of the consortium scientists after January 15, 1997 (the “License Agreement”), and which also incorporated into such License Agreement our license with the Scientific Consortium with regard to compounds developed on or prior to January 15, 1997 (defined in the Consortium Agreement as “current compounds”).  The License Agreement was amended and restated effective as of March 24, 2006 (the “Amended and Restated License Agreement”).

Pursuant to the Consortium Agreement, the worldwide license and exclusive right to commercialize (together with related technology and patents), use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the Scientific Consortium on or prior to January 15, 1997 (current compounds), was transferred to us by the third party.  The License Agreement granted to us a similar worldwide license and exclusive right to commercialize discoveries covering products based on aromatic cationic technology developed by the Scientific Consortium after January 15, 1997 (defined in the License Agreement as “future compounds”) and incorporated the worldwide license and exclusive right to commercialize discoveries assigned to us by the Consortium Agreement.  The key modifications included in the Amended and Restated License Agreement are expansion of the Company’s rights to future technology developed by the consortium with future grants and increased access to the consortium’s patent counsel.

The Consortium Agreement gives us rights to the Scientific Consortium’s large and growing library of aromatic cationic compounds and to all future aromatic cation technology designed by them.  The consortium scientists are considered to be among the world’s leading experts in aromatic cations, infectious diseases, computer modeling of cationic pharmaceutical drugs and computer-generated drug designs.

The Consortium Agreement requires us to (i) reimburse UNC-CH, on behalf of our consortium scientists for certain patent and patent-related fees, (ii) pay certain milestone payments, and (iii) make royalty payments based on revenue derived from the licensed technology.  Each month on behalf of the consortium scientist or university, as the case may be, UNC-CH submits to us an invoice to reimburse patenting-related fees incurred prior to the invoice date and related to patents and patent applications to which we hold a license under the Consortium Agreement.  For the fiscal year ended March 31, 2008, we reimbursed UNC-CH approximately $380,000 for such patent and patent-related costs, and through March 31, 2008, we have reimbursed to UNC-CH approximately $3,418,000 in the aggregate for patent and patent-related costs.  We are also required to make milestone payments in the form of issuance of 100,000 shares of our Common Stock to the consortium upon the filing of our first new New Drug Application or an Abbreviated New Drug Application based on consortium technology developed and are required to pay to UNC-CH on behalf of the consortium (other than Duke University), (i) royalty payments capped at a percentage of our net worldwide sales of “current products” and “future products” (products based directly or indirectly on current compounds and future compounds, respectively), and (ii) a percentage of any fees we receive under sublicensing arrangements.  With respect to products or licensing arrangements emanating from Duke University technology, we are required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

2.	Clinical Research Agreement with UNC-CH

In November 2000, the Foundation awarded to UNC-CH a $15.1 million grant to develop new drugs to treat African sleeping sickness and leishmaniasis (the “Foundation Grant”).  On March 29, 2001, we entered into the Clinical Research Subcontract with UNC-CH, whereby we were to receive up to $9.8 million to be paid contingent upon UNC-CH’s receipt of the Foundation Grant.  Our continued funding under the Clinical Research Subcontract was subject to certain terms and conditions over the succeeding five year period.  We were required to conduct certain clinical and research studies related to the Foundation Grant.  In April 2003, the Foundation increased the Foundation Grant by approximately $2.7 million for the expansion of Phase IIb/III clinical trials of pafuramidine to treat African sleeping sickness and improved manufacturing processes.  As of March 31, 2006, we had received, pursuant to the Clinical Research Subcontract, inclusive of our portion of the Foundation Grant increase, a total amount of funding of approximately $11.7 million.  In March 2006, we amended and restated the Clinical Research Subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment of $13.6 million from the Foundation.  Under the Amended and Restated

Clinical Research Subcontract, on May 24, 2006, the Company received the first payment of approximately $5.6 million, and on November 2, 2007, the second payment of approximately $5.1 million of a five year $13.6 million contract, bringing funds awarded under all Foundation Grants to approximately $22.4 million.  Since the pafuramidine program was discontinued, no further funding is expected on this grant unless more funds are required for closing out the project.

F.	Our Subsidiaries

1.	Immtech Hong Kong Limited

On January 13, 2003, we entered into an agreement with an investor who owned, through Lenton Fibre Optics Development Limited (“Lenton”), a Hong Kong company, a 1.6 plus acre commercial real estate parcel located in a “free-trade zone” called the Futian Free Trade Zone, Shenzhen, in China.  Under the agreement, we purchased an 80% interest in Lenton by issuing to the investor 1.2 million unregistered shares of our Common Stock.  We subsequently resold to the investor our interest in Lenton and the parcel of land in exchange for 100% ownership in the improved property described below under the headings “Super Insight Limited” and “Immtech Life Science Limited.”  In connection with the sale of Lenton, we acquired 100% ownership of Immtech Hong Kong Limited (“Immtech HK”), a Hong Kong company, including Immtech HK’s interest in Immtech Therapeutics Limited (“Immtech Therapeutics”).

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

Immtech Therapeutics, a Hong Kong company, provides assistance to healthcare companies seeking access to China to conduct clinical trials and to manufacture and/or distribute pharmaceutical products in China.

Immtech Therapeutics is majority owned by Immtech HK.  Its minority owners are Centralfield International Limited (a British Virgin Islands (“BVI”) company and wholly-owned subsidiary of TechCap Holdings Limited (“TechCap”)) and Bingo Star Limited (“Bingo Star”).  TechCap has assets and resources in China upon which Immtech Therapeutics may draw.  Bingo Star has substantial financial and medical expertise and resources located in Hong Kong and throughout China.

3.	Super Insight Limited

On November 28, 2003, we purchased (i) from an investor, 100% of Super Insight Limited (“Super Insight”), a BVI company, and Immtech Life Science Limited (“Immtech Life Science”) (Immtech Life Science is a wholly-owned subsidiary of Super Insight) and (ii) from

Lenton, a 100% interest in Immtech HK.  As payment for the acquisition, we transferred to the investor our 80% interest in Lenton and $400,000 in cash.

4.	Immtech Life Science Limited

Immtech Life Science, a Hong Kong company, owns two floors of a building (the “Property”) located in the Futian Free Trade Zone, Shenzhen, in China.  We are exploring the possibility of housing a pharmaceutical production facility for the manufacture of drug products here or at other locations within China.  The Property comprises the first two levels of a building named the Immtech Life Science Building.  The duration of the land use right associated with the building on which the Property is located is 50 years, which expires May 24, 2051.

Under current law, we would enjoy reduced tax on the business located on the Property because the local government has granted incentives to business in high technology industrial sectors located in the Futian Free Trade Zone.  Our intended pharmaceutical manufacture use would qualify for the tax incentives.

G.	Manufacturing

1.	Pafuramidine Maleate

Immtech finalized the drug substance process scale-up to commercial scale and validated the process.  The drug substance micronization process had also been validated.  The drug product (tablet) process had been scaled up to the expected commercial scale and had been validated.  All pafuramidine maleate drug activities have been terminated in conjunction with the program discontinuation.

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

In April 2005, we entered into an agreement with Dr. Reddy’s Laboratories, Inc. (“DRL”) to improve a selected step in the synthetic process for producing pafuramidine, which work had been successfully completed. Since April 2005, we had entered into several more work orders with DRL.  At this time no further work is being done by DRL.

4.	Property in China

The Property is located in a mixed-use office park and is suitable for administrative offices and research and development operations, as well as potentially housing a small-scale pharmaceutical production facility capable of producing up to 10 tons of drug product per year.

In addition, we have begun the site selection process to find a location in China for a manufacturing plant capable of producing up to 60 tons of Good Manufacturing Practice quality drug product per year.  This has been put on hold since the discontinuation of the pafuramidine program.  See discussion above under the heading “Immtech Life Science Limited”.

H.	Strategy

Our strategy is to develop and commercialize a pipeline of new drugs to treat infectious diseases and other disorders.  Infectious diseases in the global population have increased significantly during the past 20 years and are the most common cause of death worldwide according to the WHO.  Relatively few new drugs for the treatment of infectious diseases have been brought to market during this period.  New drugs are needed to overcome the health risks of multi-drug resistant strains of known diseases, as well as to combat emerging new pathogens.  Accordingly, we plan to target infectious diseases that represent significant unmet needs.

Our drug development strategy represents a new paradigm focused on reducing the time and cost to develop drugs aimed at solving global health issues.  It leverages biomedical discoveries made by the leading scientists and researchers who are members of our Consortium Agreement. It also seeks to put into action the public health commitments of governments and major health-related non-governmental organizations. The compounds we investigate include aromatic cations and dications, which have shown activity against a range of pathogens, as well as other substances identified within our large library of proprietary compounds. Our drug discovery activities include programs in fungal diseases, bacterial infections, HCV, and other viral diseases.

We intend to proceed with the development and commercialization of aromatic cations. We also seek to capitalize upon on our presence in China by utilizing our unique resources to penetrate China’s healthcare infrastructure.  We intend to bring approved drugs, healthcare products and services from developed markets to China for sales and distribution.  Similarly, we expect to partner with local Chinese institutions to provide CRS to other international companies involved in drug development.

Moreover, we anticipate cultivating business opportunities in China to distribute healthcare information to consumers and to provide continuing education and training programs to professional medical staff. We believe timing is ideal to expand our business activities from drug development into the CRS business and healthcare content distribution because the healthcare market in China is projected to grow at 20% per year.

I.	Research and Development

Our success will depend in part on our ability to develop and commercialize products derived from a large library of well defined compounds to which we hold worldwide licenses and exclusive rights to commercialize.

We estimate that we have spent approximately $4.3 million, $5.8 million, and $7.0 million respectively, in fiscal years ended March 31, 2006, 2007 and 2008, on Company- sponsored research and development and approximately $5.4 million, $3.0 million, and $4.6 million respectively, in fiscal years ended March 31, 2006, 2007 and 2008, on research and development sponsored by others.  All research and development activity for fiscal years ended March 31, 2006, 2007 and 2008 has been in support of our pharmaceutical commercialization effort.

J.	Patents and Trade Secrets

Our pharmaceutical compounds are protected by multiple patents secured by our research partners.  We consider the protection of our proprietary technologies and products to be important to our business.  We rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products.  Protection of our aromatic cation technology platform includes exclusive licensing rights to, as of May 28, 2008, 224 patents and patent applications, 148 of which have issued in the United States and in various global markets.  We also own separately six issued patents that have been assigned to us.  Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995, and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995.  Patents in most other countries have a term of 20 years from the date of filing the patent application.

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

The patents and patent applications to which we hold an exclusive worldwide license right include claims to pharmaceutical compounds, methods of their manufacture, and their uses to treat conditions related to diseases including PCP, TB, Cryptosporidium parvum, Giardia lamblia, Leishmania mexicana amazonensis, Trypanosoma brucei rhodesiense, various fungi, Plasmodium falciparum, Alzheimer’s disease, amyloidosis, Type II diabetes, HCV, BVDV and HIV.  We are obligated to reimburse or pay for the patents and patent prosecution process for any patent applications which claim subject matter to which we want to have an exclusive license.  Patents and patent applications also protect certain processes for making prodrugs and the uses of compounds to detect and treat specific diseases as well as for a new method for making chemical compounds that stack on top of each other (called dimers) when they are bound to DNA.

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

K.	Governmental Regulation

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries.  Before marketing in the United States, any new drug developed by us must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended (the “FFDCA”).  The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products.  None of our drug candidates has been approved for sale in the United States or any foreign market.  The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain.

In the United States, drug candidates are tested in animals until adequate proof of safety is established.  Clinical trials for new drug candidates are typically conducted in three sequential phases that may overlap.  Phase I trials involve the initial introduction of the drug candidate into healthy human volunteers.  The emphasis of Phase I trials is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology.  Phase II involves studies in a limited patient population to determine the initial efficacy of the compound for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks.  Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes.  Before commencing clinical investigations in humans, we or our collaborators must submit to the FDA an Investigational New Drug Application, or IND.

Regulatory authorities may require additional data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues.  Clinical testing must also meet requirements for institutional review board oversight, informed consent and good clinical practices.

To establish a new drug candidate’s safety and efficacy, the FDA requires companies seeking approval to market a drug product to submit extensive preclinical and clinical data, along with other information, for each indication.  The data and information are submitted to the FDA in the form of a New Drug Application, or NDA.  Generating the required data and information for an NDA takes many years and requires the expenditure of substantial resources.  Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process.  The failure to demonstrate adequately the quality, safety and efficacy of a drug candidate under development would delay or prevent regulatory approval of the drug candidate.  We cannot assure you that, even if clinical trials are completed, either our collaborators or we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.  Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 60 days following submission of the NDA.  If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA, thereby triggering substantive review of the application.  The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable.  The FDA has established internal goals of six months for priority review for NDAs that cover drug candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 10 months for the standard review of non-priority NDAs.  However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time.  Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but an “action letter” that describes additional work that must be done before the NDA can be approved.  The FDA’s review of an NDA may involve review and recommendations by an independent FDA advisory committee.

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective on the patient population that will be treated.  If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved.  Marketing or promoting a drug for an unapproved indication is generally prohibited.  Furthermore, FDA approval may entail ongoing requirements for post-marketing studies.  Even if approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continuing review and periodic inspections by the FDA.  Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, costly recalls or withdrawal of the product from the market.

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time.  Unacceptable toxicities or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or during clinical trials of our potential products.  The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates.  Further, such unacceptable toxicity or side effects could ultimately prevent a potential product’s approval by the FDA or foreign regulatory authorities for any or all targeted indications or limit any labeling claims, even if the product is approved.

We and our collaborators also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation.  Manufacturing facilities are subject to inspection by the FDA.  These facilities must be approved before we can use them in commercial manufacturing of our potential products.  The FDA may conclude that we or our collaborators are not in compliance with applicable good manufacturing practice requirements and other FDA regulatory requirements.

If the product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with the Prescription Drug Marketing Act and post-marketing safety surveillance.  In addition, we are subject to state regulation including, but not limited to, implementation of corporate compliance programs and gift reporting to healthcare professionals.

Outside of the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities.  The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country.  At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state.  If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization will be granted.  This foreign regulatory approval process involves all of the risks associated with FDA marketing approval discussed above.

1.	Drugs for Serious or Life-Threatening Illnesses

The FFDCA and FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of potential products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs.  These procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval.  Provisions of this regulatory framework also permit, in certain cases, NDAs to be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process.  Certain potential products employing our technology might qualify for this accelerated regulatory procedure.  Even if the FDA agrees that these potential products qualify for accelerated approval procedures, the FDA may deny approval of our drugs or may require that additional studies be required before approval.  The FDA may also require us to perform post-approval, or Phase IV, studies as a condition of such early approval.  In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

2.	Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the United States Department of Health & Human Services, including, for example, the Office of Inspector General, and state and local governments.  For example, if a drug product is reimbursed by Medicare, Medicaid or other federal or state health care programs, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws.  If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003.  If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.  All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

L.	Competition

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

Many of our potential competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products.  Many of our potential competitors have concentrated their efforts in the development of human therapeutics and developed or acquired internal biotechnology capabilities.  In addition, many of these companies have extensive experience in preclinical testing and human clinical trials and in obtaining regulatory approvals.  Our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop.  Competitors, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants.  The timing of market introduction of our potential products or of competitors’ products will be an important competitive factor.  Accordingly, the relative speed with which we can develop products, complete preclinical testing, human clinical trials and regulatory approval processes and supply commercial quantities to market will influence our ability to bring a product to market.

Our competition will be determined in part by the indications for which our products are developed and ultimately approved by regulatory authorities.  We rely on our collaborations with our university partners and other joint venture partners to enhance our competitive edge by providing manufacturing, testing and commercialization support.  We are developing products to treat infectious diseases and other diseases, some with no current or effective therapies. There are a number of companies of which we are aware which manufacture products that may compete with other products we are currently developing.  However, many of these companies’ competing products have limitations in terms of effectiveness to treat their indicated diseases, toxicity, severity of side-effects, and/or difficulty of delivery.

M.	Employees

As of June 2, 2008, we had 24 employees (including two employees who work for Immtech HK, our Hong Kong subsidiary), nine of whom hold advanced degrees.  Twelve of our employees work in support of clinical trials, research and development, and regulatory compliance, and the other 12 work in general and administrative capacities which include business development, finance, investor relations and administration.  In addition, there are over 50 scientists affiliated with our consortium university partners who are engaged in the research and discovery of novel pharmaceutical compounds to which we have exclusive license and commercialization rights.  We expect to reduce the number of employees by at least six by the end of June 2008.

ITEM 1A.      RISK FACTORS

There is no assurance that we will successfully develop a commercially viable product.

We are in various stages of preclinical development activities required for drug approval and commercialization.  Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements and, since obtaining the rights thereto in 1997, advancing the commercialization of the aromatic cation technology platform that we expect will be the basis for our drug candidates.  We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until after March 31, 2009, if at all.  We cannot assure that the research we fund and manage will lead to commercially viable products.

We have a history of losses and an accumulated deficit and, as a result, our future profitability is uncertain.

We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we continue research and development, clinical trial and commercialization efforts.  As of March 31, 2008, we had an accumulated deficit of approximately $111.6 million.  Losses from operations were approximately $11.7 million and $11.0 million for the fiscal years ended March 31, 2007 and March 31, 2008, respectively.

New business strategies that we may pursue may present unforeseen integration obstacles or costs.

We may selectively pursue complementary business initiatives and joint ventures in China, including the distribution of approved drug and other healthcare products, partnerships with local entities to provide CRS and provision of healthcare information, each of which inherently involve a number of risks and present financial, managerial and operational challenges, including:

•	potential disruption of our on-going business and distraction of management;

•	difficulty with integration of personnel and financial and other systems;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of our new strategies.  We have designed our new strategy to help us take advantage of expected market trends.  However, our expectations may not be accurate and these markets may not develop or they may take longer to develop than expected.  Additionally, we cannot assure that our customers and potential customers will accept our products quickly enough or in sufficient volume to grow revenue and profit.  A lack of market acceptance would materially and adversely affect our results of operations, financial position and cash flow.

We need substantial additional funds, currently and in future years, to continue our research and development.  If such financing is not available, we may be required to pursue other financing alternatives, reduce spending for our research programs or cease operations.

Our operations to date have consumed substantial amounts of cash.  Negative cash flow from operations is expected to continue in the foreseeable future.  Without substantial additional financing, we may be required to reduce some or all of our research programs or cease operations.  Our cash requirements may vary materially from those now planned because of results of research and development, results of preclinical and clinical testing, responses to our grant requests, relationships with strategic partners, changes in the focus and direction of our research and development programs, delays or failure in the enrollment and completion of our clinical trials, competitive and technological advances, FDA and foreign regulatory approval processes and other factors.  In any of these circumstances, we may require substantially more funds than we currently have available or intend to raise to continue our business.  We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies, issuance of debt or from other sources.  Additional financing may not be available when needed or may not be available on acceptable terms.  If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain research and development programs, relinquish rights to certain technologies or drug candidates, forego desired opportunities or license third parties to commercialize our products or technologies that we would otherwise seek to pursue internally.  To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders may result.

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

Although we formally discontinued development of pafuramidine and expect to reduce our workforce, we may be unable to successfully manage our remaining resources, including available cash, while we seek to identify new drug development candidates or complete a strategic transaction.

We formally discontinued clinical development of pafuramidine in February 2008 after the pafuramidine program had been placed on clinical hold.  We had previously devoted a majority of our research, development and clinical efforts and financial resources toward the development of pafuramidine, and we have few product candidates in clinical or preclinical development. In connection with the termination of our clinical development of pafuramidine, we anticipate workforce reductions.  By the end of June 2008, we expect to reduce our workforce by six full-time employees.  We cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with new drug development candidates or return value to our stockholders on a timely basis or at all.  We also cannot predict whether any potential strategic transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs.

There is substantial doubt about our ability to continue as a going concern.

We currently have enough cash to operate through December 31, 2008 and capital resources through the sale of the land use rights that we believe to be sufficient to support our operations beyond March 31, 2009.  Our recent decision to terminate our pafuramidine development program has significantly depressed our stock price and severely impaired our ability to raise additional funds.  We are currently evaluating our strategic alternatives with respect to all aspects of our business.  We may be unable to realize value from our assets and discharge our liabilities in the normal course of business.  All of these factors raise substantial doubt about our ability to continue as a going concern.

If we become unable to continue as a going concern, we would have to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. In addition, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. The report of our independent registered public accounting firm on the accompanying financial statements contains an explanatory paragraph regarding going-concern uncertainty.

We may not be successful in retaining key employees and in attracting qualified new employees as required in the future.  If we are unable to retain our management, scientific staff and scientific advisors or to attract additional qualified personnel, our ability to operate our business will be seriously jeopardized.

By the end of June 2008, we expect to reduce our workforce by 6 employees. Competition among biotechnology companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to our success. We may experience further reductions in our workforce due to voluntary employee resignations and a diminished ability to recruit new employees. We may be unable to attract or retain key personnel on acceptable terms, if at all.

All of our employees are “at will” and may leave at any time.  None of our executive officers has as of this date, expressed any intention to retire or leave our employ.  We do not have “key-man” life insurance policies on any of our executives.

Most of the financial aspects of our business, including investor relations, intellectual property control and corporate governance, are under the supervision of Eric L. Sorkin, Cecilia Chan and Gary Parks.  Together, Mr. Sorkin, Ms. Chan and Mr. Parks hold institutional knowledge and business acumen that they utilize to assist us to forge new relationships and foster new business opportunities without diminishing or undermining existing programs and obligations.

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

There can be no assurance that the loss of certain members of our management or the scientists, researchers and technicians from the universities or other members of our Scientific Consortium would not materially adversely affect our business.

Additional research grants to fund our operations may not be available or, if available, not on terms acceptable to us.

We have funded our product development and operations as of March 31, 2008 through a combination of sales of equity instruments and revenue generated from research agreements and grants.  As of March 31, 2008, our accumulated deficit was approximately $111.6 million, net of approximately $34.8 million, which was funded either directly or indirectly with grant funds and payments from research and testing agreements, and licensing agreements.  We have received funding from different sources pursuant to research and testing agreements; however, we do not anticipate any future funds under any such agreement unless we require more funds to close out our pafuramidine development program.

We will continue to apply for new grants to support continuing research and development of our proprietary aromatic cation technology platform and other drug candidates.  The process of obtaining grants is extremely competitive and there can be no assurance that any of our grant applications will be acted upon favorably.  Some charitable organizations that directly or indirectly provide funding to us may require licenses to our proprietary information or may impose price restrictions on the products we develop with their funds.  We may not be able to negotiate terms that are acceptable to us with such organizations.  In the event we are unable to raise sufficient funds to advance our product developments with such grant funds we may seek to raise additional capital with the issuance of equity or debt securities.  There can be no assurance that we will be able to place or sell equity or debt securities on terms acceptable to us and, if we sell equity, existing stockholders may suffer dilution. See  “— Shares eligible for future sale may adversely affect our ability to sell equity securities” and “— Our outstanding options and warrants may adversely affect our ability to consummate future equity financings due to the dilution potential to future investors.”

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

Delays in successfully completing any clinical trials we may conduct could jeopardize our ability to obtain regulatory approval or market our potential product candidates on a timely basis.

As we develop potential product candidates, our business prospects may depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results, to obtain required regulatory approvals and to successfully commercialize our product candidates. Product development, undertaken to show adequate evidence of effectiveness in animal models and safety and efficacy in humans, is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a product candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or other regulatory body. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of any clinical trials we may commence, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	slower-than-anticipated enrollment of volunteers in the trials;

•	lower-than-anticipated recruitment or retention rate of volunteers in the trials;

•	serious adverse events related to the product candidates;

•	unsatisfactory results of any clinical trial;

•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules; or

•	different interpretations of our preclinical and clinical data, which could initially lead to inconclusive results.

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

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

We use the expertise and resources of strategic partners and third parties in a number of key areas, including (i) discovery research, (ii) preclinical and human clinical trials, (iii) product development, (iv) manufacturing of pharmaceutical drugs, and (v) distribution.  We have a worldwide license and exclusive commercialization rights to a proprietary aromatic cation technology platform and are developing drugs intended for commercial use based on that platform.  This strategy creates risks by placing critical aspects of our business in the hands of third parties, whom we may not be able to control.  If these third parties do not perform in a timely and satisfactory manner, we may incur costs and delays as we seek alternate sources of such products and services, if available. Such costs and delays may have a material adverse effect on our business if the delays jeopardize our licensing arrangements by causing us to become non-compliant with certain license agreements.

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

Because of the substantial length of time and expense associated with bringing new drug products to market through the development and regulatory approval process, the pharmaceutical and biotechnology industries place considerable importance on patent and trade secret protection for new technologies, products and processes.  Since patent applications filed in the United States are confidential for eighteen months after filing and some are confidential until their date of issue as a patent and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we (or our licensors) were the first to make the inventions covered by pending patent applications or that we (or our licensors) were the first to file patent applications for such inventions.  The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions and, therefore, the breadth of claims allowed in pharmaceutical and biotechnology patents, or their enforceability, cannot be predicted.  There can be no assurance that any patents under pending patent applications or any further patent applications will be issued.  Furthermore, there can be no assurance that the scope of any patent protection will exclude competitors or provide us competitive advantages, that any of our (or our licensors’) patents that have been issued or may be issued will be held valid if subsequently challenged, or that others, including competitors or current or former employers of our employees, advisors and consultants, will not claim rights in, or ownership to, our (or our licensors’) patents and other proprietary rights.  There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our proprietary information, or that others may not be issued patents that may require us to obtain a license for, and pay significant fees or royalties for, such proprietary information.

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

The pharmaceutical and biotechnology industries have experienced extensive litigation regarding patent and other intellectual property rights.  We could incur substantial costs in defending suits that may be brought against us (or our licensors) claiming infringement of the rights of others or in asserting our (or our licensors’) patent rights in a suit against another party.  We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office or similar foreign agency for the purpose of determining the priority of inventions in connection with our (or our licensors’) patent applications.

Adverse determinations in litigation or interference proceedings could require us to seek licenses (which may not be available on commercially reasonable terms) or subject us to significant liabilities to third parties, and could therefore have a material adverse effect on our business by increasing our expenses.  Even if we prevail in an interference proceeding or a lawsuit, substantial resources, including the time and attention of our officers, would be required.

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

Each of our drug candidates must be approved for each indication for which we believe it to be viable.  We have not yet determined from which regulatory agencies we will seek approval for our drug candidates or indications for which approval will be sought.  Once determined, the approval process is subject to those agencies’ policies and acceptance of those agencies’ approvals, if obtained, in the countries where we intend to market our drug candidates.

We have not received regulatory approval in the United States or any foreign jurisdiction for the commercial sale of any of our drug candidates.

The process of obtaining FDA or other regulatory approvals, including foreign approvals, often takes many years and varies substantially based upon the type, complexity and novelty of the products involved and the indications being studied.  Furthermore, the approval process is extremely expensive and uncertain.  There can be no assurance that our drug candidates will be approved for commercial sale in the United States by the FDA or regulatory agencies in foreign countries.  The regulatory review process can take many years and we will need to raise additional funds to complete the regulatory review process for our current drug candidates.  The failure to receive FDA or other governmental approval would have a material adverse effect on our business by precluding us from marketing and selling such products and negatively impacting our ability to generate future revenues.  Even if regulatory approval of a product is granted, there can be no assurance that we will be able to obtain the labeling claims (a labeling claim is a product’s description and its FDA permitted uses) necessary or desirable for the promotion of such product.  FDA regulations prohibit the marketing or promotion of a drug for unapproved indications.  Furthermore, regulatory marketing approval may entail ongoing requirements for post-marketing studies if regulatory approval is obtained.  We will also be subject to ongoing FDA obligations and continued regulatory review.  In particular, we, or our third party manufacturers, will be required to adhere to good manufacturing practices, which require us (or our third party manufacturers) to manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control.  Further, we (or our third party manufacturers) must pass a manufacturing facilities pre-approval inspection by the FDA or corollary agency before obtaining marketing approval.  Failure to comply with applicable regulatory requirements may result in penalties, such as restrictions on a product’s marketing or withdrawal of the product from the market.  In addition, identification of certain side-effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

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

Sales of our Common Stock (including the issuance of shares upon conversion of our preferred stock (the “Preferred Stock”)) in the public market could materially and adversely affect the market price of shares because prior sales have been executed at or below our current market price.  We have outstanding five series of Preferred Stock that convert to our Common Stock at prices equivalent to $4.42, $4.00, $4.42, $9.00 and $7.04, respectively, for our series A convertible preferred stock (“Series A Preferred Stock”), series B convertible preferred stock (“Series B Preferred Stock”), series C convertible preferred stock (“Series C Preferred Stock”), series D convertible preferred stock (“Series D Preferred Stock”) and series E convertible preferred stock (“Series E Preferred Stock”) (subject to adjustment for stock splits, stock dividends and similar dilutive events).  Our obligation to convert our Preferred Stock upon demand by the holders may depress the price of our Common Stock and also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

As of June 2, 2008 we had 15,876,983 shares of Common Stock outstanding, plus (1) 50,500 shares of Series A Preferred Stock, convertible into approximately 285,633 shares of Common Stock at the conversion rate of 1:5.6561, (2) 11,464 shares of Series B Preferred Stock convertible into approximately 71,650 shares of Common Stock at the conversion rate of 1:6.25, (3) 45,536 shares of Series C Preferred Stock convertible into approximately 257,556 shares of Common Stock at the conversion rate of 1:5.6561, (4) 115,200 shares of Series D Preferred Stock convertible into approximately 320,003 shares of Common Stock at the conversion rate of 1:2.7778, (5) 98,600 shares of Series E Preferred Stock convertible into approximately 350,143 shares of Common Stock at the conversion rate of 1:3.5511, (6) 2,031,236 options to purchase shares of Common Stock with a weighted-average exercise price of $10.29 per share, and (7) 2,259,800 warrants to purchase shares of Common Stock with a weighted-average exercise price of $8.20.  Of the shares outstanding, 15,093,771 shares of Common Stock are freely tradable without restriction.  All of the remaining 783,212 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended (the “Securities Act”).

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

As of June 2, 2008, we have outstanding vested options to purchase 1,664,937 shares of Common Stock at a weighted-average exercise price of $9.29 and vested warrants to purchase 2,249,800 shares of Common Stock with a weighted-average price of $8.18.

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

The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies.  In addition, the market prices of the Common Stock of many publicly traded pharmaceutical companies have been and can be expected to be especially volatile.  Our Common Stock price in the 52-week period ended March 31, 2008 had a high of $8.99 and a low of $0.48, and on June 2, 2008 had a high of $1.00 and a low of $0.93.  Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of pharmaceutical drugs and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our Common Stock.  The realization of any of the risks described in these “Risk Factors” may have a significant adverse impact on such market prices.

We may pay vendors and advisors in stock as consideration for their services.  This may result in stockholder dilution, additional costs and difficulty retaining certain vendors.

In order for us to preserve our cash resources, we have previously paid and may in the future pay vendors and advisors in shares, warrants or options to purchase shares of our Common Stock rather than cash.  Payments for services in stock may materially and adversely affect our stockholders by diluting the value of outstanding shares of our Common Stock.  In addition, in situations where we have agreed to register the shares issued to a vendor or advisor, we may incur additional expenses associated with such registration.  Paying vendors or advisors in shares, warrants or options to purchase shares of Common Stock may also limit our ability to contract with the vendor or advisor of our choice should that vendor or advisor decline payment in stock.

We do not intend to pay dividends on our Common Stock.  Until such time as we pay cash dividends, our stockholders must rely on increases in our stock price for appreciation.

We have never declared or paid dividends on our Common Stock.  We intend to retain future earnings to develop and commercialize our products and therefore we do not intend to pay cash dividends in the foreseeable future.  Until such time as we determine to pay cash dividends on our Common Stock, our stockholders must rely on increases in our Common Stock’s market price for appreciation.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which may adversely affect our operating results and failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could cause investors to lose confidence in our operating results and in the accuracy of our financial reports and could have a material adverse effect on our business and on the price of our Common Stock.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2008 fiscal year.  Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC or AMEX and investors may lose confidence in our operating results and our stock price could decline.  Furthermore, if we or our auditors are unable to certify that our internal control is effective and in compliance with Section 404 we may be subject to sanctions or investigations by regulatory authorities such as the SEC or AMEX and we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our business and on the price of our common stock.

Furthermore, as a public company, we incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and AMEX may increase legal and financial compliance costs and make some activities more time consuming.  These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.  If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our certificate of incorporation limits, to the maximum extent permitted under Delaware law, the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors.  Our bylaws provide that we will indemnify our officers, directors, employees and other agents to the fullest extent permitted by law.  These provisions may be in some respects broader than the specific indemnification provisions under Delaware law.  The indemnification provisions may require us, among other things, to (i) indemnify such persons against certain liabilities that may arise by reason of their status with or service to the Company (other than liabilities arising from willful misconduct of a culpable nature), (ii) advance expenses incurred as a result of any proceeding against such persons as to which they could be indemnified and (iii) obtain directors’ and officers’ insurance.  Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.  Delaware law does not permit a corporation to eliminate a director’s duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director’s breach of the duty of care.

We believe that our limitation of officer and director liability assists us to attract and retain qualified officers and directors.  However, in the event an officer, a director or our board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting therefrom.  Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders.  Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders’ best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

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

ITEM 2.      PROPERTIES

Our executive offices are in New York, located at One North End Avenue, New York, New York 10282.  We have paid rent of approximately $10,100 per month, on a month-to-month basis, for approximately 2,500 square feet of space for our New York office.  The current rate effective February 2008 is approximately $12,000 per month.  Our research and development offices are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061.  We occupy approximately 9,750 square feet of space under a lease that expires on March 14, 2010.  Our rent for the Vernon Hills facility has been approximately $8,200 per month.  The current rate effective March 2008 is approximately $8,600 per month.  We are also charged by the landlord of our Vernon Hills, Illinois office and the New York office a portion of the real estate taxes and common area operating expenses.  In December 2007, the Company entered into a one year lease of an office facility in Beijing, China that requires monthly lease payments of approximately $5,000 with an option to extend the lease upon sixty days notice prior to the end of the lease.  Additionally in November 2007, the Company entered into a one year residential lease in Beijing, China that requires monthly lease payments of approximately $1,800.  We believe our current facilities are adequate for our needs for the foreseeable future and, in the opinion of our management, the facilities are adequately insured.

Our indirectly wholly-owned subsidiary, Immtech Life Science, owns two floors of a newly-constructed building located in the Futian Free Trade Zone, Shenzhen, in China.  The property comprises the first two floors of an industrial building named the Immtech Life Science Building.  The duration of the land use right associated with the building on which the property is located is 50 years which expires May 24, 2051.

ITEM 3.      LEGAL PROCEEDINGS

We are a party to the following legal proceeding:

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

In 2005, one of the breach of contract claims was dismissed upon the Company's motion for summary judgment. On October 26, 2006, a preliminary pre-trial conference was held and the court granted the Company's motions in limine to exclude plaintiffs’ damage claim for lost profits and prohibited plaintiff from offering expert testimony at trial on this issue. The court subsequently granted a motion to sever the trial on Count V, regarding the technology license agreement, from the trial on the remaining counts. The trial on the remaining counts concluded on December 7, 2007, and a jury returned a verdict against the Company and certain officers and directors for a total amount of $361,704.90. The Company immediately filed a motion with the court seeking to overturn the jury verdict, which the court subsequently denied.

In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits.  Separately, the Company’s officers and directors have appealed the jury’s finding on the intentional interference with contractual relations claim.  The United States Court of Appeals for the Seventh Circuit has consolidated these appeals and now will be briefed to the appellate court.  The last brief is now scheduled to be filed in September 2008.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of our most recent fiscal year.

PART II.

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.	Market Information

Our common stock is listed on the American Stock Exchange and trades under the symbol “IMM”. Following are the reported high and low share trade prices as reported by IDD Information Services, NASDAQ Online and Lexis/Nexis for each of the quarters set forth below since the fiscal quarter ended March 31, 2005.

	High	Low

2005
Quarter ended March 31, 2005	$15.70	$10.03
Quarter ended June 30, 2005	$13.89	$9.50
Quarter ended September 30, 2005	$12.63	$10.61
Quarter ended December 31, 2005	$11.94	$6.30

2006
Quarter ended March 31, 2006	$9.62	$6.80
Quarter ended June 30, 2006	$8.25	$6.66
Quarter ended September 30, 2006	$6.98	$4.50
Quarter ended December 31, 2006	$9.60	$4.80

2007
Quarter ended March 31, 2007	$8.90	$5.00
Quarter ended June 30, 2007	$8.50	$5.68
Quarter ended September 30, 2007	$8.99	$5.80
Quarter ended December 31, 2007	$8.40	$2.10

2008
Quarter ended March 31, 2008	$3.75	$0.48

B.	Stockholders

As of June 2, 2008, the Company had approximately 214 stockholders of record of our Common Stock and the number of beneficial owners of shares of Common Stock as of such date was approximately 2,854.  As of June 2, 2008, the Company had approximately 15,876,983 shares of Common Stock issued and outstanding.

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

We issued unregistered securities in the following conversion of Preferred Stock to Common Stock, pursuant to Section 4(2) of the Securities Act and Regulation 506 thereunder, during the fiscal quarter ended March 31, 2008:

•	On January 8, 2008, a holder of Series A Preferred Stock converted 4,000 shares of Series A Preferred Stock and accrued dividends into 23,083 shares of Common Stock.

E.	Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our Common Stock, the S&P 500 Index and the Peer Group.  The graph assumes the investment of $100 on April 1, 2003, and the reinvestment of all dividends.  The performance shown is not necessarily indicative of future performance.

The information contained in the graph above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, or subject to Regulation 14A or 14C promulgated under the Exchange Act, other than as provided in Item 402 of the SEC’s Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that Immtech specifically requests that the information be treated as soliciting material or specifically incorporates it by reference in such filing.

TOTAL STOCKHOLDER RETURNS

Total Return To Stockholder’s
(Dividends reinvested monthly)

	ANNUAL RETURN PERCENTAGE YEARS ENDED
Company Name / Index	Mar 04	Mar 05	Mar 06	Mar 07	Mar 08
Immtech Pharmaceuticals, Inc.	311.58	-32.93	-37.59	-25.80	-85.74
S&P 500 Index	35.13	6.67	11.71	11.83	-5.07
Peer Group	158.50	0.30	28.17	-14.58	-19.37

Peer Group Companies
Cubist Pharmaceuticals, Inc.  (NASDAQ:  CBST)
EntreMed, Inc.  (NASDAQ:  ENMD)
Encysive Pharmaceuticals, Inc.  (NASDAQ: ENCY)

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data that was derived from our consolidated financial statements (dollars in thousands except share and per share data):

	Fiscal Year Ended March 31,
	2008	2007		2006	2005	2004
Statement of Operations:
REVENUES	$9,717	$4,318		$3,575	$5,931	$2,416
EXPENSES:
Research and development	11,570	8,760		9,680	7,309	3,292
General and administrative	9,100 (7)	9,095	(5)	9,631 (4)	12,190 (3)	11,989	(1)
Other		(1,875	)(6)
Total expenses	20,670	15,980		19,311	19,499	15,282
LOSS FROM OPERATIONS	(10,953)	(11,662)		(15,736)	(13,569)	(12,866)
OTHER INCOME (EXPENSE):
Interest income	440	530		210	135	20
Interest expense
Other income (expense) – net	440	530		210	135	20
NET LOSS	(10,513)	(11,132)		(15,526)	(13,433)	(12,846)
PREFERRED STOCK DIVIDENDS(2)	(529)	(551)		(764)	(580)	(3,526	)(2)
NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(11,042)	(11,683)		(16,290)	(14,013)	(16,372)
BASIC AND DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss	(0.68)	(0.78)		(1.31)	(1.27)	(1.43)
Preferred Stock dividends	(0.03)	(0.04)		(0.06)	(0.05)	(0.39)

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.71)	$(0.82)		$(1.37)	$(1.32)	$(1.82)
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE	15,477,463	14,207,048		11,852,630	10,606,917	8,977,817

	Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	5,996	12,462	14,138	9,472	6,745
Restricted funds on deposit	3,776	3,119	530	2,044	2,155
Working capital	4,242	10,991	11,910	8,069	6,136
Total assets	13,438	19,144	18,554	15,276	12,586
Preferred Stock	8,267	8,796	10,015	7,752	9,522
Deficit accumulated during development stage	(111,567)	(100,525)	(88,842)	(72,552)	(58,539)
Stockholders’ equity	7,600	14,456	15,603	11,741	9,748

(1)
Includes non-cash charges of (i) $2,744 of costs related to the issuance of warrants to purchase 600,000 shares of Common Stock issued to China Harvest International Ltd as payment for “services to assist in obtaining regulatory approval to conduct clinical trials in China, (ii) $63 for the issuance of 10,000 shares of Common Stock issued to Mr. David Tat Koon Shu for consulting services in China, (iii) $1,400 for the issuance of 100,000 shares of Common Stock issued to Fulcrum for assisting with listing the Company’s securities on a recognized stock exchange and for consulting services, (iv) $2,780 for the vested portion of 91,667 shares of Common Stock and the vested portion of warrants to purchase 320,835 shares of Common Stock issued to Fulcrum during the fiscal year based on agreements signed March 21, 2003 and (v) $247 for the attainment of certain milestones with respect to the vesting of warrants to purchase 20,000 shares of Common Stock issued to Pilot Capital Groups, LLC (f/k/a The Gabriela Group, LLC) based upon agreements signed July 31, 2002.

(2)	See Note 8 to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on the Preferred Stock dividends.

(3)
Includes non-cash charges of (i) $4,531 of costs related to the four year extension of warrants received from RADE Management Corporation (“RADE”), (ii) $233 for the issuance of 20,000 options to Mr. Tony Mok for consulting services in China, (iii) $301 for the extension of the unexercised Fulcrum warrants to December 23, 2005 and (iv) $10 for the extension of warrants initially issued to underwriters to purchase 21,400 shares of Common Stock from April 24, 2004 to May 11, 2004.

(4)	Includes non-cash charges of $125 for the repricing and reduced exercise period of 125,000 Fulcrum warrants. Fulcrum exercised 35,000 warrants. The remaining 90,000 expired.

(5)
Includes non-cash charges of (i) $36 for the issuance of 5,000 common shares to Tulane University for the AQ13 agreement, (ii) $36 for the issuance of 5,000 common shares to T. Stephen Thompson under his retirement agreement, and (iii) $564,000 for the issuance of 80,000 common shares to China Pharmaceutical for the attainment of certain milestones.

(6)
Includes the award by the International Court of Arbitration of the International Chamber of Commerce for the breach of a testing agreement by Neurochem, Inc., and attorneys’ fees and costs of approximately $1,875,000.

(7)
Includes non-cash charges of (i) $172 for the issuance of 50,000 warrants to a consultant, (ii) $118 for the issuance of 30,000 warrants to an investor relations firm, and (iii) $440 for the two year extension of warrants to China Harvest International Ltd. referenced in Note 1 above.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.	Overview

With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations.  For the period from the date of our inception, October 15, 1984, to March 31, 2008, we incurred cumulative net losses of approximately $106,597,000.  We have incurred additional operating losses since March 31, 2008 and expect to incur operating losses for the foreseeable future.  We expect that our cash sources for at least the next year will be limited to:

•	payments from charitable foundations and other research collaborators under arrangements that may be entered into in the future;

•	research grants, such as Small Business Innovation Research (“SBIR”) grants; and

•	sales of equity securities or borrowing funds.

The timing and amounts of grant and other revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones.  Our results of operations for any period may be unrelated to the results of operations for any other period.

We currently have enough cash to operate through December 31, 2008 and capital resources through the sale of the land use rights that we believe are sufficient to support our operations beyond March 31, 2009.  We are unlikely to raise sufficient funds to continue our existing operations beyond that time.  Our recent decision to terminate our pafuramidine development program has significantly depressed our stock price and impaired our ability to raise additional funds.  We are evaluating our strategic alternatives with respect to all aspects of the business.  We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position.  Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms.  As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business.  All of these factors raise substantial doubt about our ability to continue as a going concern.  If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements.  However, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.  In addition, the report of our independent registered public accounting firm on the accompanying financial statements included in this Annual Report on Form 10-K contains an explanatory paragraph regarding going concern uncertainty.

B.	Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to the fair value of our Preferred Stock and Common Stock and related options and warrants, the recognition of revenues and costs related to our research contracts, and the useful lives or impairment of our property and equipment.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Effective April 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method.  SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award.  No compensation cost is recognized for awards for which employees do not render the requisite service.  Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model.  The Black-Scholes valuation requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.

Effective April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.  There are no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on our consolidated financial statements for the year ended March 31, 2008.  Additionally, there were no interest or penalties related to income taxes that have been accrued or recognized for open tax years.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination.  SFAS 141(R) is effective for us in fiscal year 2009.  The impact of  SFAS 141(R)  will depend on future acquisitions.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  Subsequently in February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157.  FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  SFAS 157 is effective for us in fiscal year 2009.  We do not expect the impact of adoption to be material.

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 establishes the irrevocable option to elect to carry certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings.  SFAS 159 is effective for us in fiscal year 2009.  We have assessed the standard and will not elect the fair value option.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for us in fiscal year 2009 and should be applied prosectively.  However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.  We do not expect the impact of adoption to be material.

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

Since we have terminated the pafuramidine development program and we expect to reduce our workforce, we expect our research and development expenditures to decrease significantly during the fiscal year ending March 31, 2009.  We are seeking funding and evaluating strategic alternatives with respect to all aspects of our business. Many factors can affect the cost of the development of our product candidates, including the timing of the results of our preclinical tests and the timing of the filing of an IND.  The development of our products is subject to extensive governmental regulation.  These factors make it difficult for us to predict the timing and costs of further development, if any, of our product candidates.

D.	Liquidity and Capital Resources

From our inception through March 31, 2008, we have financed our operations with:

•
proceeds from various private placements of debt and equity securities, secondary public stock offerings, our initial public stock offering (our “IPO”) and other cash contributed from stockholders, which in the aggregate raised approximately $77,608,000;

•	payments from research agreements, licensing agreements, foundation grants and SBIR grants and Small-Business Technology Transfer program grants of approximately $34,800,000; and

•	the use of stock, options and warrants in lieu of cash compensation.

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

On December 13, 2005, we issued an aggregate of 133,600 shares of our Series E Preferred Stock in a private placement to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act.  The gross proceeds of the offering were $3,340,000.  The net proceeds were approximately $3,286,000. We issued to the purchasers of the Series E Preferred Stock, in connection with the offering, warrants to purchase in the aggregate 83,500 shares of our Common Stock at an exercise price of $10.00 per share of Common Stock (a warrant to purchase one share of Common Stock for each $40 invested in Series E Preferred Stock).  The warrants expire on December 12, 2008.  The securities were sold pursuant to exemptions from registration under the Securities Act.  Each purchaser of the Series E Preferred Stock was also granted an option to purchase, at $25.00 per share, up to an additional 25% of the number of shares of Series E Preferred Stock purchased on December 13, 2005 (the option period terminated on March 10, 2006).  On March 10, 2006, we completed private placements to the Series E Preferred Stock option holders of 27,000 additional shares of Series E Preferred Stock, which resulted in gross proceeds to us of approximately $675,000.  Each share of Series E Preferred Stock, among other things, (i) earns a 6% dividend payable, at our discretion, in cash or Common Stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding Preferred Stock over our Common Stock, (iii) is convertible at the initial conversion rate into 3.5511 shares of Common Stock, and (iv) may be converted to Common Stock by us at any time.

On July 30, 2004, we completed a secondary public offering of Common Stock wherein we sold 899,999 shares of Common Stock. The shares were sold to the public at $10.25 per share.  The net proceeds were approximately $8,334,000.

On January 22, 2004, we sold in private placements pursuant to Regulation D and Regulation S of the Securities Act (i) 200,000 shares of our Series D Preferred Stock, $0.01 par value, at a stated value of $25.00 per share and (ii) warrants to purchase 200,000 shares of our Common Stock with a $16.00 per share exercise price, for the aggregate consideration of $5,000,000 before issuance cost.  The net proceeds were approximately $4,571,000.  Each share of Series D Preferred Stock, among other things, (i) earns a 6% dividend payable, at our discretion, in cash or Common Stock, (ii) has a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding preferred stock, (iii) is convertible at the initial conversion rate into 2.7778 shares of Common Stock, and (iv) may be converted to Common Stock by us at any time.  The related warrants expire five years from the date of grant.

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

On February 14, 2002 and February 22, 2002, we issued an aggregate of 160,100 shares of our Series A Preferred Stock and 400,250 related warrants in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act.  In connection with this offering, we issued in the aggregate 60,000 shares of Common Stock and 760,000 warrants to purchase shares of Common Stock to consultants assisting in the private placements.  The warrants have an exercise period of five years from the date of issuance and exercise prices of (i) $6.00 per share for 500,000 warrants, (ii) $9.00 per share for 130,000 warrants, and (iii) $12.00 per share for 130,000 warrants.  The $9.00 and $12.00 warrants did not vest, and therefore were cancelled, since our Common Stock did not meet or exceed the respective exercise price for 20 consecutive trading days prior to January 31, 2003.  The gross proceeds of the offering were $4,003,000 and the net proceeds were $3,849,000.

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

Negative cash flows in operating activities and investing activities are due to the fact that we are an early development stage pharmaceutical company.  Positive cash flow financing activities for the year have included primarily the exercise of warrants.  Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with the efforts of our Scientific Consortium and general and administrative expenses.  Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research in preclinical and clinical trials, increased administrative expenses to support research and development and commercialization operations and increased capital expenditures for regulatory approvals, expanded research capacity and various equipment needs.

As of March 31, 2008, the Company had federal net operating losses carryforwards of approximately $86,388,000, and federal income tax credit carryforwards of approximately $2,422,000, which expire from 2009 through 2028.  As of March 31, 2008, the Company also had state net operating losses (primarily in Illinois) of approximately $85,838,000 which expire from 2009 to 2023 and foreign operating losses totaling approximately $500,000, which carryforward indefinitely.

We currently have enough cash to operate through December 31, 2008 and capital resources through the sale of land use rights that we believe are sufficient to support our operations beyond March 2009, although there can be no assurance that we will not require additional funds.  Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as drug candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, our partners fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the development of manufacturing, our ability to maintain existing collaborative arrangements and establish new ones with other companies to provide funding to us to support these activities and other factors.  In any event, we will require substantial funds in addition to our existing working capital to develop our drug candidates and otherwise to meet our business objectives. See “Risk Factors — We need substantial additional funds, currently and in future years, to continue our research and development.  If such financing is not available, we may be required to pursue other financing alternatives, reduce spending for our research programs or cease operations. ”

E.	Payments Due under Contractual Obligations

We have future commitments at March 31, 2008 consisting of operating lease obligations as follows:

Year Ending March 31,	Lease Payments

2009	166,000

2010	99,000

Total	$265,000

F.	Results of Operations

1.	Fiscal Year Ended March 31, 2008 Compared with Fiscal Year Ended March 31, 2007

Revenues under collaborative research and development agreements increased from approximately $4,318,000 in the fiscal year ended March 31, 2007 to approximately $9,717,000 in the fiscal year ended March 31, 2008. Revenue relating to the Clinical Research Subcontract increased from approximately $3,922,000 in the fiscal year ended March 31, 2007 to approximately $4,601,000 in the fiscal year ended March 31, 2008. Approximately $2,558,000 was recognized from the Par License Agreement and approximately $2,558,000 was recognized from the BioAlliance License Agreement for the fiscal year ended March 31, 2008. Additionally there were revenues of approximately $396,000 recognized relating to the testing agreement entered into with Medicines for Malaria Venture (the “MMV Testing Agreement”) in the fiscal year ended March 31, 2007.

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

Research and development expenses increased from approximately $8,760,000 in the fiscal year ended March 31, 2007 to approximately $11,570,000 in the fiscal year ended March 31, 2008.  Expenses relating to the Clinical Research Subcontract supporting the African sickness sleeping program increased from approximately $2,795,000 in the fiscal year ended March 31, 2007 to approximately $4,601,000 in the fiscal year ended March 31, 2008.  Expenses relating to the MMV Testing Agreement decreased from approximately $455,000 in the fiscal year ended March 31, 2007 to approximately $13,000 in the fiscal year ended March 31, 2008.  Expenses relating to preclinical and clinical trial costs primarily for PCP and general research increased from approximately $4,731,000 in the fiscal year ended March 31, 2007 to approximately $6,431,000 in the fiscal year ended March 31, 2008.  The increase in expenses for PCP-related preclinical and clinical trial costs was primarily due to ongoing Phase III clinical trials in the United States and Latin America and their subsequent discontinuation in February 2008.  Non-cash expenses of approximately $525,000 were charged to research and development in the fiscal year ended March 31, 2008 for expense related to options given during that fiscal year and options vesting during the year which are covered by SFAS No. 123(R).  The non-cash expense for options in the fiscal year ended March 31, 2007 was approximately $779,000.

General and administrative expenses were approximately $9,100,000 in the fiscal year ended March 31, 2008, compared to approximately $9,095,000 in the fiscal year ended March 31, 2007.  Non-cash general and administrative expenses for Common Stock, stock options and warrants in the fiscal year ended March 31, 2008 were approximately $2,647,000 as compared to approximately $2,173,000 in the fiscal year ended March 31, 2007.  Non-cash expenses in the fiscal year ended March 31, 2008 included (i) approximately $172,000 for the 50,000 warrants issued to a consultant, (ii) approximately $118,000 for the 30,000 warrants issued to an investor relations firm, (iii) approximately $440,000 for the two year extension of warrants to China Harvest International Ltd., and (iv) approximately $1,916,000 for expense related to options given during the fiscal year ended March 31, 2008 and options vesting during the year which were covered by SFAS No. 123(R) as compared to non-cash expenses in the fiscal year ended March 31, 2007 including (i) approximately $36,000 for the issuance of 5,000 restricted common shares to Tulane University under the Tulane License Agreement, (ii) approximately $36,000 for the issuance of 5,000 restricted shares of Common Stock to T. Stephen Thompson, our former chief executive officer, under his retirement agreement, (iii) approximately $564,000 for the issuance of 80,000 shares of Common Stock to China Pharmaceutical for the attainment of certain milestones, and (iv) approximately $1,536,000 for expense related to options given during the fiscal year ended March 31, 2007 and options vesting during the year which are covered by SFAS No. 123(R). Legal expenses for patents decreased from approximately $715,000 in the fiscal year ended March 31, 2007 to approximately $390,000 in the fiscal year ended March 31, 2008.  Legal fees, primarily related to the defense of the Von der Ruhr case, increased from approximately $722,000 in the fiscal year ended March 31, 2007 to approximately $938,000 the fiscal year ended March 31, 2008.  Ongoing expenses relating to Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech HK remained relatively constant with approximately $236,000 in the fiscal year ended March 31, 2007 and approximately $244,000 in the fiscal year ended March 31, 2008.  Accounting fees increased from approximately $228,000 in the fiscal year ended March 31, 2007 to approximately $348,000 in the fiscal year ended March 31, 2008 primarily due to tax filing related expenses.  Payroll and associated expenses increased from approximately $1,369,000 in the fiscal year ended March 31, 2007 to approximately $1,401,000 in the fiscal year ended March 31, 2008.  Contract services increased from approximately $257,000 in the fiscal year ended March 31, 2007 to approximately $324,000 in the fiscal year ended March 31, 2008. Travel expenses decreased from approximately $502,000 in the fiscal year ended March 31, 2007 to approximately $371,000 in the fiscal year ended March 31, 2008.  Marketing, business development and commercialization related expenses decreased from approximately $1,722,000 in the fiscal year ended March 31, 2007 to approximately $682,000 in the fiscal year ended March 31, 2008, due primarily to the discontinuation of the pafuramidine project.  Additionally there was a reserve for approximately $362,000 set up in the year ended March 31, 2008 for the settlement relating to the Von der Ruhr trial. All other general and administrative expenses, primarily relating to rent, Director and Officer insurance, exchange listing fees and franchise taxes, increased from approximately $1,171,000 in the fiscal year ended March 31, 2007 to approximately $1,393,000 in the fiscal year ended March 31, 2008.

We incurred a net loss of approximately $10,513,000 for the fiscal year ended March 31, 2008, as compared to a net loss of approximately $11,133,000 for the fiscal year ended March 31, 2007.

In the fiscal year ended March 31, 2008, we also charged deficit accumulated during the development stage of approximately $529,000 of non-cash Preferred Stock dividends and Preferred Stock premium deemed dividends as compared to approximately $551,000 in the fiscal year ended March 31, 2007.

2.	Fiscal Year Ended March 31, 2007 Compared with Fiscal Year Ended March 31, 2006

Revenues under collaborative research and development agreements increased from approximately $3,575,000 in the fiscal year ended March 31, 2006 to approximately $4,318,000 in the fiscal year ended March 31, 2007. Revenue relating to the Clinical Research Subcontract increased from approximately $869,000 in the fiscal year ended March 31, 2006 to approximately $3,922,000 in the fiscal year ended March 31, 2007, while revenue relating to the MMV Testing Agreement decreased from approximately $2,663,000 to approximately $396,000 over the same period. Additionally there were revenues of approximately $43,000 recognized from an SBIR grant from the National Institutes of Health in the fiscal year ended March 31, 2006.

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

General and administrative expenses were approximately $9,095,000 in the fiscal year ended March 31, 2007, compared to approximately $9,631,000 in the fiscal year ended March 31, 2006.  Non-cash general and administrative expenses for Common Stock, stock options and warrants in the fiscal year ended March 31, 2007 were approximately $2,173,000 as compared to approximately $151,000 in the fiscal year ended March 31, 2006.  Non-cash expenses in the fiscal year ended March 31, 2007 included (i) approximately $36,000 for the issuance of 5,000 restricted common shares to Tulane University under the Tulane License Agreement, (ii) approximately $36,000 for the issuance of 5,000 restricted shares of Common Stock to T. Stephen Thompson, our former chief executive officer, under his retirement agreement, (iii) approximately $564,000 for the issuance of 80,000 shares of Common Stock to China Pharmaceutical for the attainment of certain milestones, and (iv) approximately $1,536,000 for expense related to options given during the fiscal year ended March 31, 2007 and options vesting during the year which are covered by SFAS No. 123(R) as compared to non-cash expenses in the fiscal year ended March 31, 2006 of (i) approximately $125,000 for the reduction in the warrant price from $15.00 to $8.80 of warrants granted to Fulcrum and the shortening of the exercise period from December 23, 2005 to November 5, 2005 and (ii) approximately $26,000 for the issuance of 2,000 shares of Common Stock for settling a disputed obligation. Legal expenses for patents increased from approximately $442,000 in the fiscal year ended March 31, 2006 to approximately $715,000 in the fiscal year ended March 31, 2007.  Legal fees, primarily related to the dispute with Neurochem, Inc. concerning a testing agreement (including fees to the International Chamber of Commerce and expert witnesses), decreased from approximately $4,778,000 in the fiscal year ended March 31, 2006 to approximately $722,000 the fiscal year ended March 31, 2007.  Ongoing expenses relating to Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech HK increased from approximately $217,000 in the fiscal year ended March 31, 2006 to approximately $236,000 in the fiscal year ended March 31, 2007.  Accounting fees increased from approximately $217,000 in the fiscal year ended March 31, 2006 to approximately $228,000 in the fiscal year ended March 31, 2007.  Payroll and associated expenses decreased from approximately $1,479,000 in the fiscal year ended March 31, 2006 to approximately $1,369,000 in the fiscal year ended March 31, 2007, due primarily to a reduction in administrative employees.  Contract services decreased from approximately $363,000 in the fiscal year ended March 31, 2006 to approximately $257,000 in the fiscal year ended March 31, 2007. Travel expenses increased from approximately $399,000 in the fiscal year ended March 31, 2006 to approximately $502,000 in the fiscal year ended March 31, 2007.  Marketing, business development and commercialization related expenses increased from approximately $339,000 in the fiscal year ended March 31, 2006 to approximately $1,722,000 in the fiscal year ended March 31, 2007 in anticipation of product launch.  All other general and administrative expenses, primarily relating to rent, Director and Officer insurance, exchange listing fees and franchise taxes, increased from approximately $685,000 in the fiscal year ended March 31, 2006 to approximately $1,171,000 in the fiscal year ended March 31, 2007.

Other (see Note 10 in the financial pages section) includes the award by the International Court of Arbitration of the International Chamber of Commerce for the breach of the testing agreement by Neurochem, Inc., and attorneys’ fees and costs of approximately $1,875,000, which reduced expenses.

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

4.	Selected Quarterly Information (Unaudited)

See Note 12 in our accompanying financials statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure of market risk associated with risk-sensitive instruments is not material, as our operations are conducted primarily in U.S. dollars and we invest primarily in short-term government obligations and other cash equivalents.  We intend to develop policies and procedures to manage market risk in the future if and when circumstances require. We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements appear following Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  The report of independent registered public accounting firm included with the financial statements is an unqualified opinion with an explanatory paragraph about conditions raising substantial doubt about our ability to continue as a going concern.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

A.	Evaluation of Disclosures and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

B.	Management’s Report on Internal Control Over Financial Reporting

 As defined in Rule 13a-15(f) under the exchange act, the Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting.  Management conducted an assessment of internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the

Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of March 31, 2008, internal control over financial reporting is effective.  The Company’s internal control over financial reporting as of March 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

C.	Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

  None

PART II.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Information Regarding Directors and Executive Officers

The table below sets forth the names and ages of our directors and executive officers as of June 2, 2008, as well as the positions and offices held by such persons.  A summary of the background and experience of each of these individuals is set forth after the table.  Each director serves for a term of one year and is eligible for reelection at our next annual stockholders’ meeting.

Name	Age	Position(s)
Eric L. Sorkin	48	President, Chief Executive Officer and Chairman of the Board of Directors

Cecilia Chan	45	Vice Chairman and Director

Gary C. Parks	58	Chief Financial Officer, Secretary and Treasurer

Carol Ann Olson, MD, Ph.D.	55	Senior Vice President and Chief Medical Officer

David Fleet	63	Director

Judy Lau	48	Director

Levi H.K. Lee, MD	66	Director

Donald F. Sinex	57	Director

Eric L. Sorkin, President, Chief Executive Officer and Chairman of the Board of Directors.  In 2000, Mr. Sorkin became a director of the Registrant.  In 2005, he was appointed Chairman of the Board of Directors and in January 2006, Chief Executive Officer.  He became President in May 2006.  Mr. Sorkin began his career on Wall Street in 1982 at Dean Witter, which is now a subsidiary of Morgan Stanley.  From an entry-level position, he was promoted to Managing Director within six years.  Mr. Sorkin was among the core group of professionals at Dean Witter that developed the firm's investment portfolio to assets of over $3 billion.  Mr. Sorkin was responsible for investment selection, negotiations, transaction and financial structuring, debt placement and asset management.  Mr. Sorkin was a Vice President, owner, and/or director of over 20 public investment partnerships with investment funds totaling over $1 billion.  In 1993, Mr. Sorkin created his own investment firm and began making private equity investments in the United States and in China.  Mr. Sorkin graduated from Yale University with a B.A. in Economics.

Cecilia Chan, Vice Chairman and Director.  Ms. Chan has served as a member of the Board of Directors since November 16, 2001.  She joined the Registrant as Vice President in July 1999, and was appointed to her current post as Vice Chairman on November 13, 2007.  She has 22 years of experience in making investments and in business development.  She began working on our growth strategy in 1998, spearheading our IPO in April 1999.  Ms. Chan is responsible for strategic development, fund raising and directing our uses of capital resources.  Prior to joining us, Ms. Chan was a Vice President at Dean Witter until 1993 and thereafter concentrated her efforts as a private investor until she joined us.  During her eight years at Dean Witter, Ms. Chan completed over $500 million in investments and was Vice-President of public partnerships having assets in excess of $800 million.  Since 1993, Ms. Chan has developed and funded investments in the United States and in China.  She graduated from New York University in 1985 with a Bachelor of Science degree in International Business.

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

Carol Ann Olson, MD, Ph.D., Senior Vice President and Chief Medical Officer.  Dr. Olson leads the development of our pharmaceutical products from drug candidate status through global registration and launch, followed by appropriate life cycle management. She is responsible for strategic planning and execution of all aspects of the clinical development plans, including preclinical and clinical research, chemistry, manufacturing and controls, regulatory affairs, and regulatory compliance and quality assurance. Dr. Olson joined the Company in October 2004 from Abbott Laboratories, where she worked for 11 years in various functions, most recently as Global Project Head and Global Medical Director for all Abbott antibiotics. In this capacity, Dr. Olson handled strategic planning, execution of clinical development plans, drug product safety, scientific communications, regulatory affairs planning and execution, and support for the commercial success of these products. Dr. Olson received her MD with Honors in 1986 from The Pritzker School of Medicine, The University of Chicago, and her Ph.D. in Biochemistry in 1982 from The University of Chicago. While at Abbot Laboratories she received the Outstanding Achievement Award, Global Medical Affairs (2001) and the Chairman’s Award (1994).

David M. Fleet, Director. Mr. Fleet has served as a director since August 24, 2007.  Since 2002, Mr. Fleet has served as Principal in David Fleet Pharmaceutical Industry Consultancy Services.  From 1997 to 2002, Mr. Fleet was Senior Vice President of Global Business Development for Innovex Ltd. – Quintiles Transnational.  Mr. Fleet was a founding shareholder of Innovex Ltd in 1988 until Innovex’s acquisition by Quintiles Transnational in 1996. During that time he served as Managing Director at Novex Pharma Ltd from 1988 to 1993, and from 1993 to 1996 he was responsible for global business development and establishment of principal subsidiaries in Germany, the United States, and Japan. From 1978 to 1988, Mr. Fleet worked at Schering-Plough where he was responsible for various operations. From 1985 to 1988 he was Area Director for Middle East and Africa responsible for development and growth of ethical and OTC products business. Previously he was manager of Schering-Plough’s third-largest pharmaceutical plant in Europe with responsibility for manufacturing operations for a full range of pharmaceutical products.  From 1975 to 1978, Mr. Fleet worked at Major & Co. Manufacturing based in Ghana/Nigeria as general manager for ethical pharmaceuticals.  From 1967 to 1975, he worked at Ward Blenkinsop & Co. Ltd., a division of Boehringer Ingelheim.

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

Donald F. Sinex, Director. Mr. Sinex has served as a Director since October 2006.  Since 1997, Mr. Sinex has been a partner with Devonwood Investors, LLC, a private equity firm specializing in real estate and general corporate investments. Prior to founding Devonwood Investors in 1997, Mr. Sinex was executive vice president and managing director of JMB Realty Corporation, one of the largest commercial real estate companies in the United States. While at JMB Realty Corporation, Mr. Sinex managed all acquisitions and investments in New York City, Washington, and Boston, and completed acquisitions of over $6.5 billion of assets during his tenure.  Mr. Sinex received his B.A. from the University of Delaware, a J.D. degree from the University of Miami School of Law, and an MBA from the Harvard Business School.

B.	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our Common Stock and other equity securities with the SEC.  Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.  Based on a review of the copies of such reports furnished to us, we believe that during the fiscal year ended March 31, 2008, our directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.  Dr. Lee was late with one Form 4 filing due to an administrative error.

1.	Board Committees

The board of directors has an Audit Committee, a Compensation Committee and a Nominating Committee.  The function, composition and number of meetings of each of these committees are described below.

i.	Audit Committee

The Audit Committee (a) has sole authority to appoint, replace and compensate our independent registered public accounting firm and is directly responsible for oversight of its work; (b) approves all audit fees and terms, as well as any permitted non-audit services; (c) meets and discusses directly with our independent registered public accounting firm its audit work and related matters; and (d) oversees and performs such investigations with respect to our internal and external auditing procedures and affairs as the Audit Committee deems necessary or advisable and as may be required by applicable law.  Our Audit Committee’s charter can be found in the “Corporate Governance” section of our website at www.immtechpharma.com.

The members of the Audit Committee are Mr. Sinex (Chairman), Dr. Lee and Ms. Lau.  Each member of the audit committee is “independent” in accordance with the current listing standards of the American Stock Exchange and Mr. Sinex qualifies as an “audit committee financial expert” as defined under the rules of the SEC.

ii.	Compensation Committee

The Compensation Committee (a) annually reviews and determines salaries, bonuses and other forms of compensation paid to our executive officers and management; (b) selects recipients of awards of incentive stock options and non-qualified stock options and establishes the number of shares and other terms applicable to such awards; and (c) construes the provisions of and generally administers the 2007 Stock Incentive Plan (the “2007 Plan”).

The members of the Compensation Committee are Ms. Lau (Chairman), Mr. Fleet and Mr. Sinex.  Each member of the compensation committee is “independent” in accordance with the current listing standards of the American Stock Exchange. Our compensation committee’s charter can be found in the “Corporate Governance” section of our website at www.immtechpharma.com.

iii.	Nominating Committee

The Nominating Committee has authority to review the qualifications of, interview and nominate candidates for election to the board of directors.  Our Nominating Committee’s charter can be found in the “Corporate Governance” section of our website at www.immtechpharma.com. The members of the Nominating Committee are Dr. Lee (Chairman), Mr. Fleet and Mr. Sinex. Each member of the Nominating Committee is “independent” in accordance with the current listing standards of the American Stock Exchange.

The primary functions of the Nominating Committee are to:

•	recruit, review and nominate candidates for election to the board of directors;

•	monitor and make recommendations regarding committee functions, contributions and composition;

•	develop the criteria and qualifications for membership on the board of directors; and

•	administer any director compensation plan.

The Nominating Committee will consider recommendations for director candidates submitted in good faith by stockholders. A stockholder recommending an individual for consideration by the nominating committee must provide (i) evidence in accordance with Rule 14a-8 of the Exchange Act of compliance with the stockholder eligibility requirements, (ii) the written consent of the candidate(s) for nomination as a director, (iii) a resume or other written statement of the qualifications of the candidate(s) and (iv) all information regarding the candidate(s) that would be required to be disclosed in a proxy statement filed with the SEC if the candidate(s) were nominated for election to the board, including, without limitation, name, age, business and residence address and principal occupation or employment during the past five years. Stockholders should send the required information to the Company at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061, Attention: Mr. Gary C. Parks.

For board membership, the Nominating Committee takes into consideration applicable laws and regulations (including those of the American Stock Exchange), diversity, age, skills, experience, integrity, ability to make independent analytical inquires, understanding of our business and business environment, willingness to devote adequate time and effort to board responsibilities and other relevant factors.

C.	Communications with the Board of Directors

The board has provided a procedure for stockholders or other persons to send written communications to the board, a board committee or any of the directors, including complaints to the audit committee regarding accounting, internal accounting controls, or auditing matters. Stockholders may send written communications to the board, the appropriate committee or any of the directors by certified mail only, c/o Audit Committee Chairman, Immtech Pharmaceuticals, Inc., One North End Avenue, New York, NY 10282. All such written communications will be compiled by the Chairman of the Audit Committee and submitted to the board, a committee of the board or the individual directors, as appropriate, within a reasonable period of time.  These communications will be retained with Immtech’s corporate records.

D.	Code of Ethics

We have adopted a “Code of Ethics”, as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions with Immtech and our subsidiaries as well as all of our other employees.  A copy of our Code of Ethics is available on our Internet website at www.immtechpharma.com.

E.	Family Relationships

There are no family relationships between or among any officer or director of the Company.

ITEM 11.      EXECUTIVE COMPENSATION

A.	Compensation Discussion and Analysis

1.	Overview

The Compensation Committee of our board of directors has overall responsibility for the compensation program for our executive officers.  Our Compensation Committee consists solely of independent directors, as determined by the American Stock Exchange listing standards.    The Compensation Committee’s responsibilities are set forth in its charter, which you can find on our website at www.immtechpharma.com.

The Compensation Committee is responsible for establishing policies and otherwise discharging the responsibilities of the board with respect to the compensation of our executive officers, senior management, and other employees.   In evaluating executive officer pay, the Compensation Committee may retain the services of an independent compensation consultant or research firm and consider recommendations from the chief executive officer and persons serving in supervisory positions over a particular officer or executive officer with respect to goals and compensation of the other executive officers. The Compensation Committee assesses the information it receives in accordance with its business judgment. The Compensation Committee also periodically is responsible for administering all of our incentive and equity-based plans.  All decisions with respect to executive compensation are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the independent members of the board for final approval.

We believe that the compensation of our executive officers should reflect their success in attaining key operating objectives.  Compensation is based on growth of operating earnings and earnings per share, return on assets, satisfactory results of regulatory examinations, growth or maintenance of market share and long-term competitive advantage, which lead to attaining an increased market price for our stock. We promote asset growth and asset quality. We believe the performance of the executives in managing our company, considering general economic and company, industry and competitive conditions, should be the basis for determining our executive officers’ overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable.  The price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of our company by our executive officers. We seek to have the long-term performance of our stock reflected in executive compensation through our stock option program.

Elements of compensation for our executive officers include:

•	base salary (typically subject to upward adjustment annually based on individual performance);

•	stock option awards;

•	401(k) plan contributions; and

•	health, disability and life insurance.

In making its recommendations to our independent directors, our Compensation Committee relies upon its own judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive officer’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with our Company, current compensation arrangements and long-term potential to enhance shareholder value.  Our Compensation Committee also reviews the history of all the elements of each executive officer’s total compensation over the past several years and compares the compensation of the executive officers with that of the executive officers in an appropriate market comparison group comprised of other biotechnology and pharmaceutical companies similar in size, stage of development and other characteristics.  Typically, our chief executive officer makes compensation recommendations to our Compensation Committee with respect to the executive officers who report to him.  Our Compensation Committee also considers recommendations submitted by other persons serving in a supervisory position over a particular officer or executive officer.  Such executive officers are not present at the time of these deliberations.  The Compensation Committee then makes its formal recommendations to the other independent members of our board which then sets the final compensation for officers and executive officers.

We choose to pay the various elements of compensation discussed in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for primarily long-term strategic goals, while considering short-term performance. The amount of each element of compensation is determined by or under the direction of our Compensation Committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	performance against corporate and individual objectives for the previous year;

•	difficulty of achieving desired results in the coming year;

•	value of their unique skills and capabilities to support long-term performance of the Company;

•	performance of their management responsibilities;

•	whether an increase in responsibility or change in title is warranted; and

•	contribution as a member of the executive management team.

Our allocation between long-term and currently paid compensation is intended to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our shareholders.  We provide cash compensation in the form of base salary to meet competitive salary norms and reward performance on an annual basis. We provide non-cash compensation to reward performance against specific objectives and long-term strategic goals. Our compensation package for the fiscal year ending March 31, 2008 ranges from 61% to 44% in cash compensation and 39% to 56% in non-cash compensation, including benefits and equity-related awards.  We believe that this ratio is competitive within the marketplace for companies at our stage of development and appropriate to fulfill our stated policies.

2.	Elements of Compensation

i.	Base Salary

Our Compensation Committee desires to establish salary compensation for our executive officers based on our operating performance relative to comparable peer companies over a three year period.  In recommending base salaries for the fiscal year ending March 31, 2008, our Compensation Committee considered salaries paid to executive officers of other biotechnology and pharmaceutical companies similar in size, stage of development and other characteristics.  Our Compensation Committee’s objective is to provide for base salaries that are competitive with the average salary paid by our peers.  In making its recommendations, our Compensation Committee takes into account recommendations submitted by persons serving in a supervisory position over a particular officer or executive officer.

With respect to our fiscal year end March 31, 2008, the base salaries for our executive officers are reflected in our summary compensation table below.

Base salaries for the current fiscal year, which will end March 31, 2009, are as follows:

Eric L. Sorkin	$ 250,000 (1)
Cecilia Chan	$ 150,000 (2)
Gary Parks	$ 200,000
Carol Olson	$ 235,000

(1) On March 12, 2008, Mr. Sorkin volunteered to reduce his annual salary from $375,000 to $250,000 effective as of April 1, 2008 and the request was approved by the board of directors.

(2) On March 12, 2008, Ms. Chan volunteered to reduce her annual salary from $201,234 to $150,000 effective as of April 1, 2008 and the request was approved by the board of directors.

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

Stock Option and Equity Incentive Programs

We believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and closely align the interests of our executive officers with the interests of our shareholders.  Because of the direct relationship between the value of an option and the market price of our common stock, we have always believed that granting stock options is the best method of motivating the executive officers to manage our Company in a manner that is consistent with the interests of our Company and our shareholders.   In addition, the vesting feature of our equity grants should aid officer retention because this feature provides an incentive to our executive officers to remain in our employ during the vesting period.    In determining the size of equity grants to our executive officers, our Compensation Committee considers our Company-level performance, the applicable executive officer’s performance, the period during which an executive officer has been in a key position with us, comparative share ownership of our competitors, the amount of equity previously awarded to the applicable executive officer, the vesting of such awards, the number of shares available under our 2007 Plan, the limitations under our 2007 Plan and the recommendations of management and any other consultants or advisors with whom our Compensation Committee may choose to consult.

We currently do not have any formal plan requiring us to grant, or not to grant, equity compensation on specified dates.  With respect to newly hired executives, our practice is typically to consider stock grants at the first meeting of the Compensation Committee and the board of directors, following such executive officer’s hire date.  The recommendations of the Compensation Committee are subsequently submitted to the board for approval.  We intend to ensure that we do not award equity grants in connection with the release, or the withholding, of material non-public information, and that the grant value of all equity awards is equal to the fair market value on the date of grant.

We granted stock options to executive officers, Mr. Parks and Dr. Olson, on November 13, 2007 under our 2000 Stock Incentive Plan.  In keeping with our standard policy and practice, the exercise price of the stock options that were awarded was $6.35 per share, which was the fair market value on the date of grant.  The options generally vest ratably on a monthly basis over a two year period from the date of grant and expire ten years from the date of grant.  The options that were granted are set forth in the Grants of Plan-Based Awards table below.  All options are intended to be qualified stock options as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to the extent possible.

iii.	Perquisites

Our executive officers do not receive any perquisites and are not entitled to benefits that are not otherwise available to all of our employees.  In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executive officers or employees.

iv.	Defined Contribution Plan

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

In general, we do not enter into formal employment agreements with our employees, other than our chief executive officer.  We have entered into an employment agreement with Mr. Sorkin, our current president and chief executive officer, as amended March 12, 2008 which reduces his base salary from $375,000 to $250,000 from April 1, 2008 through March 31, 2009.  See “Post-Employment Compensation—Employment Agreement with Mr. Sorkin” below.

Our Compensation Committee recommended this agreement in part to enable us to induce our chief executive officer to work at a small, dynamic and rapidly growing company where his longer-term compensation would largely depend on future stock appreciation.  Our chief executive officer may from time to time have competitive alternatives that may appear to him to be more attractive or less risky than working at Immtech.  The change in control and severance benefits also mitigates a potential acquisition of the Company, particularly when services of the chief executive officer may not be required by the acquiring company.  A description of the terms of these agreements, including post-employment payments and triggers, is included in the section entitled “Potential Payments Upon Termination or Change in Control.”

4.	Accounting and Tax Considerations

We select and implement our various elements of compensation for their ability to help us achieve our performance and retention goals and not based on any unique or preferential financial accounting treatment.  In this regard, Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes.  Compensation realized upon the exercise of stock options is considered performance based if, among other requirements, the plan pursuant to which the options are granted has been approved by the a company’s stockholders and has a limit on the total number of shares that may be covered by options issued to any plan participant in any specified period.   Options granted under our 2007 Plan are considered performance based.  Therefore any compensation realized upon the exercise of stock options granted under the 2007 Plan will be excluded from the deductibility limits of Section 162(m).  While we have not adopted a policy requiring that all compensation be deductible, we consider the consequences of Section 162(m) in designing our compensation practices.

5.	Stock Ownership Guidelines

Although we have not adopted any stock ownership guidelines, we believe that our compensation of executive officers, which includes the use of stock options, results in an alignment of interest between these individuals and our stockholders.

B.	Report of the Compensation Committee

The material in this report is not “solicitation material,” is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

Our Compensation Committee is responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the chief executive officer’s performance in light of those goals and objectives and, determining and approving the chief executive officer’s compensation level based on this evaluation. Our Compensation Committee is also responsible for reviewing and approving the salaries and other compensation of our other executive officers. Each member of our Compensation Committee is independent under the American Stock Exchange listing requirements. The Compensation Committee’s function is more fully described in its charter which has been approved by our board of directors. The charter can be viewed, together with any future changes that may occur, on our website at www.immtechpharma.com.

Our Compensation Committee has reviewed the Compensation Discussion & Analysis with management and, based on that review, recommends to the board of directors that it be included in the Annual Report on Form 10-K for the year ended March 31, 2008 for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors:
Judy Lau, Compensation Committee Chair
David M. Fleet, Compensation Committee Member
Donald F. Sinex, Compensation Committee Member

C.	Named Executive Officer Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (2)	Non-equity Incentive Plan Compensation $	Change in Pension Value and NQDC Earnings $	All Other Compensation $ (3)	Total $
Eric L. Sorkin(1) Chief Executive Officer and Chairman	2008	$375,000	-----	-----	$232,911	-----	-----	$7,328	$615,239
Cecilia Chan(4) Vice Chairman	2008	$201,234	-----	-----	$181,005	-----	-----	$7,328	$389,567
Gary C. Parks Secretary, Treasurer and Chief Financial Officer	2008	$200,000	-----	-----	$162,627	-----	-----	$15,192	$377,819
Carol Ann Olson, MD, Ph.D. Senior Vice President and Chief Medical Officer	2008	$235,000	-----	-----	$290,300	-----	-----	$11,068	$536,368

(1)
Mr. Sorkin became Chief Executive Officer on January 23, 2006 and subsequently became President on May 1, 2006.  Mr. Sorkin’s base salary as of April 1, 2007 was $375,000 and was voluntarily reduced to $250,000 for one year effective as of April 1, 2008.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of the stock options granted to each of the named executive officers in 2008 and prior fiscal years, in accordance with SFAS 123(R).  The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the 2007 option grants, please refer to the notes in our financial statements.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(3)	This column represents the dollar amount for the Company paid portion of health, dental, short term disability, long term disability, life insurance, and accidental death and dismemberment costs.

(4)	Ms. Chan’s base salary as of April 1, 2007 was $201,234 and was voluntarily reduced to $150,000 for one year effective as of April 1, 2008.

D.	Stock Option Grants and Exercises During the Fiscal Year Ended March 31, 2008

The following table sets forth information concerning stock option grants made during the fiscal year ended March 31, 2008, to our executive officers named in the “Summary Compensation Table” above.  This information is for illustration purposes only and is not intended to predict the future price of our Common Stock.  The actual future value of the options will depend on the market value of the Common Stock.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Option Awards ($) (3)

Gary C. Parks	11/13/07	----	----	----	----	----	----	----	45,000	6.35	210,982
Carol Ann Olson	11/13/07	----	----	----	----	----	----	----	45,000	6.35	210,982

(1)
These options vest and become exercisable in equal monthly installments with the first installment vesting on December 13, 2007.  The options expire 10 years from the date of grant, which was November 13, 2007.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of our Common Stock on November 13, 2007, the date of grant.

(3)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of the stock options granted to each of the named executive officers in 2008 in accordance with SFAS 123(R).  The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the 2007 grants, please refer to the notes in our financial statements.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

The following table sets forth certain information with respect to outstanding option and warrant awards of the named executive officers for the fiscal year ended March 31, 2008.

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2008

	Option/Warrant Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants Exercisable (#)(1)	Number of Securities Underlying Unexercised Options/ Warrants Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/Warrant Exercise Price ($)	Option/ Warrant Expiration Date (2)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Eric L. Sorkin	26,923(2)	0	---	6.47	7/24/2008	---	---	---	---
	173,077(2)	0	---	6.47	10/12/2008	---	---	---	---
	22,000	0	---	14.29	2/2/2014	---	---	---	---
	22,000	0	---	11.03	11/16/2014	---	---	---	---
	20,834	0	---	7.85	1/25/2016	---	---	---	---
	53,125	21,875	---	5.74	10/16/2016	---	---	---	---

Cecilia Chan	50,123(2)	0	---	6.47	7/24/2008	---	---	---	---
	173,077(2)	0	---	6.47	10/12/2008	---	---	---	---
	22,000	0	---	2.55	12/24/2012	---	---	---	---
	25,000	0	---	21.66	11/6/2013	---	---	---	---
	20,000	0	---	9.41	9/8/2014	---	---	---	---
	53,125	21,875	---	5.74	10/16/2016	---	---	---	---

Gary C. Parks	14,195	0	---	1.74	4/16/2008	---	---	---	---
	10,000	0	---	10.00	7/20/2011	---	---	---	---
	25,000	0	---	2.55	12/24/2012	---	---	---	---
	15,000	0	---	21.66	11/6/2013	---	---	---	---
	15,000	0	---	9.41	9/8/2014	---	---	---	---
	20,000	0	---	7.29	1/24/2016	---	---	---	---
	21,250	8,750	---	5.74	10/16/2016	---	---	---	---
	9,375	35,625		6.35	11/13/2017	---	---	---	---

Carol Ann Olson	40,000	0	---	8.38	10/18/2014	---	---	---	---
	30,000	0	---	7.29	1/24/2016	---	---	---	---
	21,250	8,750	---	5.74	10/16/2016	---	---	---	---
	9,375	35,625		6.35	11/13/2017	---	---	---	---

(1)	Except as indicated, the options granted vest and become exercisable in monthly installments over a two year period, commencing on the date of grant.

(2)	The amount represents the shares of Common Stock issuable upon exercise of the vested warrants.

OPTION/WARRANT EXERCISES

	Option/Warrant Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Eric L. Sorkin	10,000	(3,550)(1)
	972	3,344(2)
Cecilia Chan	2,312	7,953(3)
Gary C. Parks	0
Carol Ann Olson	0

(1)	Based on the market value of $5.99 per share on November 14, 2007, the exercise date, minus the average per share exercise price of $6.47 multiplied by the number of shares underlying the warrant.

(2)	Based on the market value of $5.99 per share on November 14, 2007, the exercise date, minus the average per share exercise price of $2.55 multiplied by the number of shares underlying the option.

(3)	Based on the market value of $8.30 per share on September 25, 2007, the exercise date, minus the average per share exercise price of $6.13 multiplied by the number of shares underlying the warrant.

E.	Post-Employment Compensation

1.	Employment Agreement with Mr. Sorkin

Upon becoming the Company’s Chief Executive Officer in January 2006, Mr. Sorkin elected to provide services to the Company without receiving an annual salary.  On December 20, 2006, the Company and Mr. Sorkin entered into an employment agreement pursuant to which Mr. Sorkin was engaged as the Company’s President and Chief Executive Officer through March 31, 2007, with annual automatic renewals, unless either party provides not less than 30 days written notice.  Mr. Sorkin is entitled to receive an annual cash salary of $375,000 beginning on April 1, 2007.  In connection with the employment agreement, he also had the right to receive a stock option to purchase up to 325,000 shares of the Company’s common stock for an exercise price equal to $9.01, the closing price of our common stock on the date the agreement was signed, subject to the stockholders approval of a new equity incentive plan.  Under the terms of the agreement, Mr. Sorkin also may receive (i) a cash bonus of up to 60% of his base salary beginning with the fiscal year ended March 31, 2008, based on milestones set in the sole discretion of the Compensation Committee or in the discretion of the Compensation Committee together with the other independent members of the board of directors (as directed by the board).  The agreement was amended and restated in March 2007 at the request of Mr. Sorkin to remove the requirement that he be granted the 325,000 stock options and to provide that he will be eligible for future stock options conditioned on the Company’s achievements and milestones as determined by the Compensation Committee and the other independent directors of the board.  The agreement was again amended and restated in March 2008 at the request of Mr. Sorkin to reduce his annual salary to $250,000 from April 1, 2008 through March 31, 2009.

If Mr. Sorkin is terminated without cause (as defined in the agreement) or resigns for good reason (as defined in the agreement), then he will be entitled to receive (i) his base salary for a period of six months, (ii) benefits for 12 months, (iii) cash bonus on the date he otherwise would have received it, (iv) vesting of all stock options,, and (v) the right to exercise all of his outstanding stock options through the end of their respective terms.  In the event of Mr. Sorkin’s death, his estate is entitled to (i) his base salary for a period of 12 months, (ii) benefits for 12 months, (iii) vesting of all outstanding stock options, (iv) pro rata share of cash bonus through date of death, and (v) the right to exercise the options through the end of their respective terms.  If Mr. Sorkin becomes disabled (as defined in the agreement) he is entitled to receive (i) his base salary for a period of 12 months (paid out of disability insurance to the extent available), (ii) benefits for 12 months, (iii) pro rata share of cash bonus through the date of disability, (iv) vesting of all outstanding stock options, and (v) the right to exercise the stock options through the end of their respective terms.  In the event there is a change in control of the Company (as defined), whether or not Mr. Sorkin’s employment is terminated, all outstanding stock options will vest.

The following table quantifies the amounts that we would owe Mr. Sorkin upon each of the termination triggers discussed above:

EXECUTIVE PAYMENTS UPON TERMINATION AS OF MARCH 31, 2008

Eric L. Sorkin
                                Chairman, Chief Executive Officer and President

Executive Benefits and Payments Upon Termination	Disability		Death		Termination without Cause or with Good Reason Prior to CIC or more than 24 months after CIC (1)		CIC Whether or Not Services are Terminated
Severance Payments
Base Salary	$375,000	(2)	$375,000	(2)	$187,500	(3)	----
Short-Term Incentive	---	(4)	----	(4)	---	(5)	----

Value of Unvested Equity Awards and Accelerated
Options	105,586	(6)	105,586	(6)	105,586	(6)	105,586	(6)

Total	$480,586		$480,586		$293,086		$105,586

(1)	“CIC” means change in control, as defined within the effective employment agreement between Mr. Sorkin and the Company.

(2)	12 months base salary.

(3)	6 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

(6)	Vesting of all stock options.

F.	DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David M. Fleet (1)	12,137	----	50,567	----	---	---	62,704
Judy Lau	20,000	----	234,638	----	---	---	254,638
Levi H. K. Lee	20,000	----	211,439	----	---	---	231,439
Donald F. Sinex	20,000	---	162,978	----	---	---	182,978

(1)           David Fleet was appointed to our board of directors on August 23, 2007.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of the stock options granted to each director in 2008 in accordance with SFAS 123(R).  The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the 2007 grants, please refer to the notes in our financial statements.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named directors.

1.	Overview of Compensation and Procedures

We generally compensate non-employee directors for their service as a member of the board of directors through the grant to each such director of 20,000 options to purchase shares of common stock upon joining the board.  In addition, each non-employee director receives options to purchase 15,000 shares of Common Stock for each subsequent year of board service, options to purchase 3,000 shares of Common Stock for each year of service on the Compensation Committee and Nominating Committee, respectively, and options to purchase 5,000 shares of Common Stock for each year of service on the Audit Committee.  In lieu of an award for each year of service on a committee, the Audit Committee chair receives options to purchase 10,000 shares of Common Stock for each year of service and the Compensation Committee and Nominating Committee chairs each receive options to purchase 6,000 shares of Common Stock for each year of service. Such options are generally granted at fair market value on the date of grant, vest ratably on a monthly basis over 2 years from the date of grant and expire 10 years from the date of grant.  We have not yet made these grants with respect to fiscal year 2008.  Additionally, non-employee directors receive $20,000 per year and are reimbursed for out-of-pocket expenses incurred in connection with their service as directors.

G.	Compensation Committee Interlocks and Insider Participation

All compensation decisions made for the fiscal year ending March 31, 2008 were made exclusively by the independent directors serving on the Compensation Committee, with respect to our Chief Executive Officer, executive officers and other officers.

The members of the Compensation Committee for the fiscal year ending March 31, 2008 were Messrs. Lau, Fleet, and Sinex, none of whom were officers or employees of the Company or any of our subsidiaries for the fiscal year ending March 31, 2008 or in any prior year. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board or compensation committee.  No member of our board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A.	Principal Stockholders

The following table sets forth, as of June 2, 2008, certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our Common Stock based upon the most recent information available to us for (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each director, (iii) each person listed in the “Summary Compensation Table” above and (iv) all executive officers and directors as a group.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we have deemed outstanding shares of Common Stock subject to options held by that person that are exercisable within 60 days of June 2, 2008. We have not deemed these shares outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock
Eric L. Sorkin(1) c/o Immtech Pharmaceuticals, Inc. One North End Ave. New York, NY 10282	502,045 shares	3.08%

Cecilia Chan(2) c/o Immtech Pharmaceuticals, Inc. One North End Ave. New York, NY 10282	418,380 shares	2.58%

Gary C. Parks(3) c/o Immtech Pharmaceuticals, Inc. 150 Fairway Drive, Ste. 150 Vernon Hills, IL 60061	153,261 shares	0.96%

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock
Carol Ann Olson, MD, Ph.D.(4) c/o Immtech Pharmaceuticals, Inc. 150 Fairway Drive, Ste. 150 Vernon Hills, IL 60061	113,125 shares	0.71%

David M. Fleet(5) c/o Woodpeckers Chanctonbury Drive Sunningdale, Berkshire UK	14,286 shares	0.09%

Judy Lau(6) Room 1002, 10th Floor Jupiter Tower 9 Jupiter Street North Point, Hong Kong	119,709 shares	0.75%

Levi H.K. Lee, MD(7) 1405 Lane Crawford House 70 Queens Road Central, Hong Kong	308,815 shares	1.92%

Donald F. Sinex(8) c/o Devonwood Investors, LLC 4388 McKinley Avenue Rutland Town, VT 05701	110,608 shares	0.70%

All executive officers and directors as a group (8 persons)	1,740,229 shares	10.08%

(1)
Includes (i) 90,456 shares of Common Stock; (ii) 20,362 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 53,267 shares of Common Stock issuable upon the conversion of Series E Preferred Stock; (iv) 207,500 shares of Common Stock issuable upon the exercise of warrants as follows:  vested warrant to purchase 26,923 shares of Common Stock at $6.47 per share by July 24, 2008, vested warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2008, and vested warrant to purchase 7,500 shares of Common Stock at $10.00 per share by December 13, 2008; and (v) 130,460 shares of Common Stock issuable upon the exercise of options as follows:  vested option to purchase 22,000 shares of Common Stock at $14.29 per share by February 1, 2014, vested option to purchase 22,000 shares of Common Stock at $11.03 by November 15, 2014, the vested option to purchase 20,834 shares of Common Stock at $7.85 by January 24, 2016 and the vested portion of 65,626 of an option to purchase 75,000 shares of Common Stock at $5.74 by October 15, 2016.

(2)
Includes (i) 56,773 shares of Common Stock; (ii) 5,781 shares of Common Stock issuable upon the conversion of Series B Preferred Stock; (iii) 223,200 shares of Common Stock issuable upon the exercise of warrants as follows:  vested warrant to purchase 50,123 shares of Common Stock at $6.47 per share by July 24, 2008, and vested warrant to purchase 173,077 shares of Common Stock at $6.47 per share by October 12, 2008; and (iv) 132,626 shares of Common Stock issuable upon the exercise of options as follows:  vested option to purchase 22,000 shares of Common Stock at $2.55 per share by December 24, 2012, vested option to purchase 25,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 20,000 shares of Common Stock at $9.41 per share by September 7, 2014 and the vested portion of 65,626 of an option to purchase 75,000 shares of Common Stock at $5.74 by October 15, 2016.

(3)
Includes (i) 22,874 shares of Common Stock; (ii) 2,262 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; and (iii) 128,125 shares of Common Stock issuable upon the exercise of options as follows:  vested option to purchase 10,000 shares of Common Stock at $10.00 per share by

July 19, 2011, vested option to purchase 25,000 shares of Common Stock at $2.55 per share by December 24, 2012, vested option to purchase 15,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 15,000 shares of Common Stock at $9.41 per share by September 7, 2014, vested option to purchase 20,000 shares of Common Stock at $7.29 per share by January 23, 2016, the vested portion of 26,250 of an option to purchase 30,000 shares of Common Stock at $5.74 by October 15, 2016 and the vested portion of 16,875 of an option to purchase 45,000 shares of Common Stock at $6.35 by November 13, 2017.

(4)
Includes 113,125 shares of Common Stock issuable upon the exercise of options as follows:  vested option to purchase 40,000 shares of Common Stock at $8.38 per share by October 17, 2014, vested option to purchase 30,000 shares of Common Stock at $7.29 per share by January 23, 2016, the vested portion of 26,250 of an option to purchase 30,000 shares of Common Stock at $5.74 by October 15, 2016 and the vested portion of 16,875 of an option to purchase 45,000 shares of Common Stock at $6.35 by November 13, 2017.

(5)
Includes 14,286 shares of Common Stock issuable upon the exercise of options as follows:  the vested portion of 994 of an option to purchase 2,650 shares of Common Stock at $6.35 by November 13, 2017 and the vested portion of 13,292 of an option to purchase 29,000 shares of Common Stock at $7.45 by August 24, 2017.

(6)
Includes 119,709 shares of Common Stock issuable upon the exercise of options as follows:  vested option to purchase 20,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 21,000 shares of Common Stock at $14.29 per share by February 1, 2014, vested option to purchase 21,000 shares of Common Stock at $11.03 by November 15, 2014, vested option to purchase 21,167 shares of Common Stock at $7.85 by January 24, 2016, vested option to purchase 22,292 shares of Common Stock at $6.85 by August 17, 2017 and the vested portion of 14,250 of an option to purchase 28,500 shares of Common Stock at $6.85 by August 17, 2017.

(7)
Includes (i) 137,257 shares of Common Stock; (ii) 11,312 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 52,037 shares of Common Stock issuable upon the conversion of Series C Preferred Stock; and (iv) 108,209 shares of Common Stock issuable upon the exercise of options as follows:  vested option to purchase 20,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 18,000 shares of Common Stock at $14.29 per share by February 1, 2014, vested option to purchase 18,000 shares of Common Stock at $11.03 by November 15, 2014, vested option to purchase 19,000 shares of Common Stock at $7.85 by January 24, 2016, vested option to purchase 19,625 shares of Common Stock at $6.85 by August 17, 2017 and the vested portion of 13,584 of an option to purchase 27,167 shares of Common Stock at $6.85 by August 17, 2017.

(8)
Includes (i) 42,717 shares of Common Stock; (ii) 21,307 shares of Common Stock issuable upon the conversion of Series E Preferred Stock; (iii) 3,750 shares of Common Stock issuable upon the exercise of warrants as follows:  vested warrant to purchase 3,750 shares of Common Stock at $10.00 per share by December 13, 2008; and (iv) 42,834 shares of Common Stock issuable upon the exercise of options as follows:  vested option to purchase 10,084 shares of Common Stock at $6.85 by August 17, 2017, the vested portion of 17,500 shares of an option to purchase 20,000 shares of Common Stock at $5.60 by October 22, 2016 and the vested portion of 15,250 shares of an option to purchase 30,500 shares of Common Stock at $6.85 by August 17, 2017.

B.	Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2008, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan category (in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(2)	2,098,113	$8.53	1,593,274

Equity compensation plans not approved by security holders(3)	2,259,800	$8.20

Total	4,357,913	$8.36	1,593,274

(1)	As adjusted for reverse stock splits that occurred on each of July 24, 1998 and January 25, 1999.

(2)	This category consists solely of options.

(3)	This category consists solely of warrants.

C.	Equity Compensation Plans Not Approved by Shareholders

We currently do not have any equity compensation plans that have not received necessary stockholder approval.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A.	Policies and Procedures with Respect to Transactions with Related Persons

The board of directors has adopted a policy for the review, approval and ratification of transactions that involve related parties and potential conflicts of interest.

The related party transaction policy applies to each director and executive officer of the Company, any nominee for election as a director, any security holder who is known to own more than five percent of the Company’s voting securities, any immediate family member of any of the foregoing persons and any corporation, firm or association in which one or more of the Company’s directors are directors or officers, or have a substantial financial interest.

Under the related party transaction policy, a related person transaction is a transaction or arrangement involving a related person in which the Company is a participant or that would require disclosure in the Company’s filings with the SEC as a transaction with a related person.

The related persons must disclose to the Audit Committee any potential related person transactions and must disclose all material facts with respect to such interest. All related person transactions will be reviewed by the Audit Committee. In determining whether to approve or ratify a transaction, the Audit Committee will consider the relevant facts and circumstances of the transaction which may include factors such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operations.

During the fiscal year ended March 31, 2008, there was no transaction or series of transactions, or any currently proposed transaction, in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

B.	Director Independence

Currently, four of our six directors are independent. Our independent directors are Mr. Fleet, Ms. Lau, Dr. Lee and Mr. Sinex.  The board of directors has standing Audit, Compensation, and Nominating Committees, the members of which are all independent.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee selects our independent registered public accounting firm for each fiscal year.  During the fiscal year ended March 31, 2008, Deloitte & Touche LLP was employed primarily to perform the annual audit and to render other services, including audit services related to the Company’s internal control reporting to comply with Section 404 of the Sarbanes-Oxley Act.  The following table presents the aggregate fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) during the fiscal years ended March 31, 2007 and 2008.  Other than as set forth below, no professional services were rendered or fees billed by the Deloitte Entities during the fiscal years ended March 31, 2007 and 2008.

	2008	2007
Audit Fees(1)	$271,000	$218,000
Tax Fees(2)	57,000	6,000

Total Fees	$328,000	$224,000

(1)
Includes fees and out-of-pocket expenses for the following services:  Audit of the consolidated financial statements, quarterly reviews, SEC filings and consents, financial accounting and reporting consultation, and costs in our fiscal year ended March 31, 2008 preparing the 2008 audit requirement for compliance with Section 404 of the Sarbanes-Oxley Act and financial testing.

(2)	Includes fees and out-of-pocket expenses for tax compliance, tax planning and advice.

All work performed by the Deloitte Entities as described above has been approved by the Audit Committee prior to the Deloitte Entities’ engagement to perform such service.  The Audit Committee pre-approves on an annual basis the audit, audit-related, tax and other services to be rendered by the Deloitte Entities based on historical information and anticipated requirements for the following fiscal year.  To the extent that our management believes that a new service or the expansion of a current service provided by the Deloitte Entities is necessary, such new or expanded service is presented to the Audit Committee or one of its members for review and approval.

PART III.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

IMMTECH PHARMACEUTICALS, INC.

Date:	June 18, 2008	By: /s/ Eric L. Sorkin
Eric L. Sorkin Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Eric L. Sorkin	June 18, 2008
Eric L. Sorkin Chief Executive Officer and President (Principal Executive Officer)

/s/ Gary C. Parks	June 18, 2008
Gary C. Parks Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Cecilia Chan	June 18, 2008
Cecilia Chan Vice Chairman and Director

/s/ David Fleet	June 18, 2008
David Fleet Director

/s/ Judy Lau	June 18, 2008
Judy Lau Director

/s/ Levi H.K. Lee, MD	June 18, 2008
Levi H.K. Lee, MD Director

/s/ Donald F. Sinex	June 18, 2008
Donald F. Sinex Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004 (Form 10-K for fiscal year ended March 31, 2004) *

3.2	Certificate of Correction to Certificate of Incorporation dated December 14, 2005 (Form 8-K, dated December 14, 2005) *

3.3	Certificate of Amendment (Name Change) to Certificate of Incorporation dated March 22, 2006 (Form 8-K, dated March 23, 2006) *

3.4	Certificate of Amendment (Number of Members of the Board of Directors) to Certificate of Incorporation dated April 17, 2007 **

3.5	Certificate of Designation for Series A Convertible Preferred Stock Private Placement, dated February 14, 2002 (Form 8-K, dated February 14, 2002) *

3.6	Certificate of Designation for Series B Convertible Preferred Stock Private Placement, dated September 25, 2002 (Form 8-K, dated September 25, 2002) *

3.7	Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003 (Form 8-K, dated June 10, 2003) *

3.8	Certificate of Designation for Series D Convertible Preferred Stock Private Placement, dated January 15, 2004 (Form 8-K, dated January 21, 2004) *

*  These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.
**  Filed herewith.
# Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1) Management compensation contract

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.9	Certificate of Designation for Series E Convertible Preferred Stock Private Placement, dated December 13, 2005 (Form 8-K, dated December 14, 2005) *

3.10	Amended and Restated Bylaws of the Company effective as of June 8, 2007 (Form 8-K, dated June 12, 2007) *

4.1	Form of Common Stock Certificate (Form SB-2/A Registration Statement, dated March 30, 1999, File No. 333-64393) *

4.2	Warrant Agreement, dated July 24, 1998, by and between the Company and RADE Management Corporation (Form SB-2/A Registration Statement, dated February 11, 1999, File No. 333-64393) *

4.3	Warrant Agreement, dated October 12, 1998, by and between the Company and RADE Management Corporation (Form SB-2/A Registration Statement, dated February 11, 1999, File No. 333-64393) *

4.8	Stock Purchase Warrant, dated September 25, 2002, for Series B Convertible Preferred Stock Private Placement (Form 8-K, dated September 25, 2002) *

4.11	Stock Purchase Warrant, dated January 15, 2004, for Series D Convertible Preferred Stock Private Placement (Form 8-K, dated January 21, 2004) *

4.13	Stock Purchase Warrant, dated December 13, 2005, for Series E Convertible Preferred Stock Private Placement (Form 8-K, dated December 14, 2005) *

4.18	Form of Stock Purchase Warrant, dated December 14, 2006, issued to Ferris, Baker Watts **

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
**  Filed herewith.
# Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1) Management compensation contract

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.2 (1)	1993 Stock Option and Award Plan (Form SB-2 Registration Statement, File No. 333-64393) *

10.3 (1)	2000 Stock Option and Award Plan (Definitive Proxy Statement, dated August 25, 2000, File No. 000-25669) *

10.4 (1)	2007 Stock Option and Award Plan (Definitive Proxy Statement, dated October 17, 2007) *

10.5	Indemnification Agreement, dated June 1, 1998, between the Company and RADE Management Corporation (Form SB-2 Registration Statement, File No. 333-64393) *

10.6	Letter Agreement, dated June 24, 1998, between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

10.7	Letter Agreement, dated June 25, 1998, between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

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
**  Filed herewith.
# Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1) Management compensation contract

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

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
**  Filed herewith.
# Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1) Management compensation contract

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

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

10.42	Amended and Restated Clinical Research Subcontract, dated March 28, 2006, between Immtech and The University of North Carolina at Chapel Hill (Form 8-K, dated March 30, 2006) *

10.44 (1)	Form of Incentive Stock Option Agreement (Form 10-Q for quarter ended December 31, 2006) *

10.45 (1)	Form of Non-qualified Stock Option Agreement (Form 10-Q for quarter ended December 31, 2006) *

10.46 (1)	Amended and Restated Employment Agreement between the Company and Eric L. Sorkin dated March 12, 2008 **

*  These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.
**  Filed herewith.
# Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1) Management compensation contract

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.47	Placement Agency Agreement between the Company and Ferris, Baker Watts, Incorporated dated February 7, 2007 (Form 8-K, dated February 13, 2007)*

10.48#	Licensing Agreement with Par Pharmaceutical Companies, Inc., dated June 11, 2007 (Form 10-Q for the quarter ended June 30, 2007)*

10.49#	Supply & Distribution Agreement with Par Pharmaceutical Companies, Inc., dated June 11, 2007 (Form 10-Q for the quarter ended June 30, 2007)*

10.50#	Licensing Agreement, dated as of December 3, 2007, by and between Immtech Pharmaceuticals, Inc. and BioAlliance Pharma SA (Form 10-Q for the quarter ended December 31, 2007)*

21.1	Subsidiaries of Registrant (Form 10-K for fiscal year ended March 31, 2003) *

23.1	Consent of Deloitte & Touche LLP **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*  These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.
**  Filed herewith.
# Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1) Management compensation contract

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Financial Statements as of
March 31, 2007 and 2008, for the Years
Ended March 31, 2006, 2007 and 2008 and
for the Period October 15, 1984 (Date of
Inception) to March 31, 2008 (Unaudited)
and Report of Independent Registered
Public Accounting Firm

F-i

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 AND 2008, FOR THE YEARS ENDED MARCH 31, 2006, 2007 AND 2008, AND FOR THE PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2008 (UNAUDITED):

CONSOLIDATED BALANCE SHEETS	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS	F-7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-8-11

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-13-45

F-ii

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Immtech Pharmaceuticals, Inc.:
(New York, NY)

We have audited the accompanying consolidated balance sheets of Immtech Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements, for the year ended March 31, 2008, have been prepared assuming the Company will continue as a going concern.  The Company is a development stage enterprise engaged in developing and commercializing drugs for infectious diseases. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and cash position raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Notes 1 and 8 to the consolidated financial statements, effective April 1, 2006, the Company changed its method for share-based compensation to adopt Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 16, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Milwaukee, WI
June 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Immtech Pharmaceuticals, Inc.:
(New York, NY)

We have audited the internal control over financial reporting of Immtech Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) (the “Company”) as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008 of the Company and our report dated June 16, 2008, expressed an unqualified opinion and includes an explanatory paragraph relating to the Company’s ability to continue as a going concern.

/s/Deloitte & Touche LLP

Milwaukee, WI
June 16, 2008

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2008

ASSETS	2007	2008
CURRENT ASSETS:
Cash and cash equivalents	$12,461,795	$5,996,157
Restricted funds on deposit	3,118,766	3,776,253
Other receivables		54,205
Other current assets	98,627	253,014

Total current assets	15,679,188	10,079,629

PROPERTY AND EQUIPMENT - Net	140,263	89,519

PREPAID RENT	3,309,240	3,234,314

OTHER ASSETS	15,477	34,142

TOTAL ASSETS	$19,144,168	$13,437,604

  See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2008
CURRENT LIABILITIES:
Accounts payable	$2,585,395	$2,938,511
Accrued expenses	375,925	499,770
Deferred revenue	1,726,673	2,399,676
Total current liabilities	4,687,993	5,837,957

Total liabilities	4,687,993	5,837,957

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of March 31, 2007 and 2008

Series A convertible preferred stock, par value $0.01 per share, stated value $25 per share, 320,000 shares authorized, 55,500 and 50,500 shares issued and outstanding as of March 31, 2007 and 2008, respectively; aggregate liquidation preference of $1,425,283 and $1,296,831 as of March 31, 2007 and 2008, respectively	1,425,283	1,296,831

Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 13,464 and 11,464 shares issued and outstanding as of March 31, 2006 and 2007, respectively; aggregated liquidation preference of $348,621 and $296,780 as of March 31, 2007 and 2008, respectively	348,621	296,780

Series C convertible preferred stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of March 31, 2007, and 2008; aggregate liquidation preference of $1,180,345 as of March 31, 2007 and 2008	1,180,345	1,180,345

Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 117,200 and 115,200 shares issued and outstanding as of March 31, 2007 and 2008, respectively; aggregate liquidation preference of $3,010,914 and $2,959,533 as of March 31, 2007 and 2008, respectively	3,010,914	2,959,533

Series E convertible preferred stock, par value $0.01 per share, stated value $25 per share, 167,000 shares authorized, 110,200 and 98,600 shares issued and outstanding as of March 31, 2007 and 2008, respectively; aggregate liquidation preference of $2,831,116 and $2,533,107 as of March 31, 2007 and 2008, respectively	2,831,116	2,533,107

Common stock, par value $0.01 per share, 100,000,000 shares authorized, 15,333,221 and 15,597,768 shares issued and outstanding as of March 31, 2007 and 2008, respectively	153,332	155,978

Additional paid-in capital	106,031,851	110,743,899

Deficit accumulated during the developmental stage	(100,525,287)	(111,566,826)

Total stockholders’ equity	14,456,175	7,599,647

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,144,168	$13,437,604

See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2006, 2007 AND 2008 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2008 (UNAUDITED)
	Years Ended March 31,			October 15, 1984 (Inception) to March 31,
	2006	2007	2008	2008
REVENUES	$3,575,042	$4,318,013	$9,717,243	$34,799,996

EXPENSES:
Research and development	9,680,184	8,760,379	11,569,785	71,683,718
General and administrative	9,631,018	9,094,557	9,099,955	73,077,312
Other (see note 10)		(1,874,454)		(1,874,454)
Equity in loss of joint venture				135,002

Total expenses	19,311,202	15,980,482	20,669,740	143,021,578

LOSS FROM OPERATIONS	(15,736,160)	(11,662,469)	(10,952,497)	(108,221,582)

OTHER INCOME (EXPENSE):
Interest income	210,725	529,844	439,545	1,913,576
Interest expense				(1,129,502)
Loss on sales of investment securities - net				(2,942)
Cancelled offering costs				(584,707)
Gain on extinguishment of debt				1,427,765

Other income (expense) - net	210,725	529,844	439,545	1,624,190

NET LOSS	(15,525,435)	(11,132,625)	(10,512,952)	(106,597,392)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE PREFERRED STOCK PREMIUM DEEMED DIVIDENDS	(764,275)	(550,574)	(528,587)	(7,339,333)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM AMORTIZATION AND DIVIDENDS				2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,289,710)	$(11,683,199)	$(11,041,539)	$(111,566,826)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss	$(1.31)	$(0.78)	$(0.68)
Convertible preferred stock dividends and convertible preferred stock premium deemed dividends	(0.06)	(0.04)	(0.03)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1.37)	$(0.82)	$(0.71)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	11,852,630	14,207,048	15,477,463

See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2006, 2007 AND 2008 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2008 (UNAUDITED)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Common Stock Issued and Outstanding	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency in Assets)
October 15, 1984 (Inception)
Issuance of common stock to founders											113,243	$1,132	$24,868			$26,000
Balance, March 31, 1985											113,243	1,132	24,868			26,000
Issuance of common stock											85,368	854	269,486			270,340
Net loss														$(209,569)		(209,569)
Balance, March 31, 1986											198,611	1,986	294,354	(209,569)		86,771
Issuance of common stock											42,901	429	285,987			286,416
Net loss														(47,486)		(47,486)
Balance, March 31, 1987											241,512	2,415	580,341	(257,055)		325,701
Issuance of common stock											4,210	42	28,959			29,001
Net loss														(294,416)		(294,416)
Balance, March 31, 1988											245,722	2,457	609,300	(551,471)		60,286
Issuance of common stock											62,792	628	569,372			570,000
Provision for compensation													489,975			489,975
Net loss														(986,746)		(986,746)
Balance, March 31, 1989											308,514	3,085	1,668,647	(1,538,217)		133,515
Issuance of common stock											16,478	165	171,059			171,224
Provision for compensation													320,980			320,980
Net loss														(850,935)		(850,935)
Balance, March 31, 1990											324,992	3,250	2,160,686	(2,389,152)		(225,216)
Issuance of common stock											218	2	1,183			1,185
Provision for compensation													6,400			6,400
Net loss														(163,693)		(163,693)
Balance, March 31, 1991											325,210	3,252	2,168,269	(2,552,845)		(381,324)
Issuance of common stock											18,119	181	85,774			85,955
Provision for compensation													864,496			864,496
Issuance of stock options in exchange for cancellation of indebtedness													57,917			57,917
Net loss														(1,479,782)		(1,479,782)
Balance, March 31, 1992											343,329	3,433	3,176,456	(4,032,627)		(852,738)
Issuance of common stock											195,790	1,958	66,839			68,797
Provision for compensation													191,502			191,502
Net loss														(1,220,079)		(1,220,079)
Balance, March 31, 1993											539,119	5,391	3,434,797	(5,252,706)		(1,812,518)
Issuance of common stock											107,262	1,073	40,602			41,675
Provision for compensation													43,505			43,505
Net loss														(2,246,426)		(2,246,426)
Balance, March 31, 1994											646,381	6,464	3,518,904	(7,499,132)		(3,973,764)
Net loss														(1,661,677)		(1,661,677)
Balance, March 31, 1995											646,381	6,464	3,518,904	(9,160,809)		(5,635,441)
Issuance of common stock for compensation											16,131	161	7,339			7,500
Net loss														(1,005,962)		(1,005,962)
Balance, March 31, 1996											662,512	6,625	3,526,243	(10,166,771)		(6,633,903)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Common Stock Issued and Outstanding	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency in Assets)
Issuance of common stock											12,986	130	5,908			6,038
Provision for compensation - employees													45,086			45,086
Provision for compensation - nonemployees													62,343			62,343
Issuance of warrants to purchase common stock													80,834			80,834
Net loss														(1,618,543)		(1,618,543)
Balance, March 31, 1997											675,498	6,755	3,720,414	(11,785,314)		(8,058,145)
Exercise of options											68,167	682	28,862			29,544
Provision for compensation - employees													50,680			50,680
Provision for compensation - nonemployees													201,696			201,696
Contributed capital - common stockholders													231,734			231,734
Net loss														(1,477,132)		(1,477,132)
Balance, March 31, 1998											743,665	7,437	4,233,386	(13,262,446)		(9,021,623)
Issuance of common stock under private placement offering											575,000	5,750	824,907			830,657
Exercise of options											40,650	406	12,944			13,350
Provision for compensation - nonemployees													2,426,000			2,426,000
Issuance of common stock to Criticare											86,207	862	133,621			134,483
Conversion of Criticare debt to common stock											180,756	1,808	856,485			858,293
Conversion of debt to common stock											424,222	4,242	657,555			661,797
Conversion of redeemable preferred stock to common stock											1,195,017	11,950	1,852,300	3,713,334		5,577,584
Net loss														(1,929,003)		(1,929,003)
Balance, March 31, 1999											3,245,517	32,455	10,997,198	(11,478,115)		(448,462)
Comprehensive loss:
Net loss														(11,433,926)		(11,433,926)
Other comprehensive loss:
Unrealized loss on investment securities available for sale															$(1,178)	(1,178)
Comprehensive loss																(11,435,104)
Issuance of common stock under initial public offering, less offering costs of $513,000											1,150,000	11,500	9,161,110			9,172,610
Exercise of options and warrants											247,420	2,474	424,348			426,822
Provision for compensation – nonemployees													509,838			509,838
Issuance of common stock for compensation - nonemployees											611,250	6,113	6,106,387			6,112,500
Issuance of common stock for accrued interest											28,147	281	281,189			281,470
Balance, March 31, 2000											5,282,334	52,823	27,480,070	(22,912,041)	(1,178)	4,619,674
Comprehensive loss:
Net loss														(9,863,284)		(9,863,284)
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale															(1,764)	(1,764)
Reclassification adjustment for loss included in net loss															2,942	2,942
Comprehensive loss																(9,862,106)
Issuance of common stock under private placement offering											584,250	5,843	4,299,806			4,305,649
Exercise of options											88,661	886	41,922			42,808
Provision for compensation - nonemployees													1,739,294			1,739,294
Contributed capital - common stockholder													13,825			13,825
Balance, March 31, 2001											5,955,245	59,552	33,574,917	(32,775,325)		859,144
Net loss														(3,323,110)		(3,323,110)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Common Stock Issued and Outstanding	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency in Assets)
Issuance of Series A convertible preferred stock under private placement offerings, less cash offering costs of $153,985	160,100	$4,002,500											754,550	(908,535)		3,848,515
Issuance of common stock as offering costs under private placement offerings											60,000	600	(600)
Accrual of preferred stock dividends		29,400												(29,400)
Exercise of options											51,214	512	18,972			19,484
Provision for compensation - nonemployees													332,005			332,005
Balance, March 31, 2002	160,100	4,031,900									6,066,459	60,664	34,679,844	(37,036,370)		1,736,038
Net loss														(4,679,069)		(4,679,069)
Issuance of Series B convertible preferred stock under private placement offerings, less cash offering costs of $58,792			76,725	$1,918,125									90,640	(149,432)		1,859,333
Issuance of common stock for services provided in connection with private placement offerings											290,000	2,900	942,200			945,100
Conversion of convertible preferred stock to common stock	(17,300)	(437,396)	(20,000)	(515,671)							228,448	2,285	950,758			(24)
Accrual of preferred stock dividends		226,210		76,227										(302,437)
Payment of preferred stock dividends		(152,709)		(8,714)							45,529	456	160,657			(310)
Issuance of common stock for land-use rights acquisition											1,260,000	12,600	2,986,200			2,998,800
Issuance of common stock and warrants for services											8,333	83	89,042			89,125
Exercise of options											217	2	126			128
Provision for compensation - nonemployees													243,150			243,150
Balance, March 31, 2003	142,800	3,668,005	56,725	1,469,967							7,898,986	78,990	40,142,617	(42,167,308)		3,192,271
Net loss														(12,845,813)		(12,845,813)
Issuance of Series C convertible preferred stock under private placement offerings, less offering costs of $1,685,365 (including cash of $289,000)					125,352	3,133,800							(565,088)	(1,120,277)		1,448,435
Issuance of Series D convertible preferred stock under private placement offerings, less cash offering costs of $428,919							200,000	5,000,000					1,544,368	(1,973,287)		4,571,081
Issuance of common stock for services provided in connection with private placement offerings											220,000	2,200	1,394,800			1,397,000
Conversion of convertible preferred stock to common stock	(62,000)	(1,566,440)	(36,800)	(939,231)	(53,048)	(1,344,792)					887,817	8,878	3,841,327			(258)
Accrual of preferred stock dividends		147,311		53,533		175,157		56,712						(432,713)
Payment of preferred stock dividends		(173,626)		(68,176)		(89,979)					44,398	443	330,197			(1,141)
Exercise of warrants											559,350	5,594	4,468,572			4,474,166
Issuance of common stock and warrants for services – nonemployees											201,667	2,017	7,231,835			7,233,852
Exercise of options											23,068	231	10,361			10,592
Provision for compensation - nonemployees													267,500			267,500
Balance, March 31, 2004	80,800	2,075,250	19,925	516,093	72,304	1,874,186	200,000	5,056,712			9,835,286	98,353	58,666,489	(58,539,398)		9,747,685
Net loss														(13,433,164)		(13,433,164)
Conversion of convertible preferred stock to common stock	(20,400)	(521,960)			(11,852)	(301,463)	(39,720)	(1,016,645)			295,813	2,959	1,837,011			(98)
Accrual of preferred stock dividends		112,758		39,849		130,988		296,220						(579,816)
Payment of preferred stock dividend		(114,883)		(39,849)		(136,735)		(218,630)			42,878	429	507,934			(1,734)
Exercise of warrants											235,390	2,354	1,893,482			1,895,836
Extension of warrants													4,841,245			4,841,245

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Issued and Outstanding	Amount	Common Stock Issued and Outstanding	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency in Assets)
Issuance of common stock for secondary offering, less offering costs of $337,803											899,999	8,999	8,324,687			8,333,687
Exercise of options											23,000	230	21,870			22,100
Provision for compensation - nonemployees													335,412			335,412
Balance, March 31, 2005	60,400	1,551,165	19,925	516,093	60,452	1,566,976	160,280	4,117,657			11,332,366	113,324	76,428,132	(72,552,378)		11,740,969
Net loss														(15,525,435)		(15,525,435)
Conversion of convertible preferred stock to common stock	(2,000)	(51,068)	(6,461)	(163,249)	(14,916)	(375,903)	(43,080)	(1,095,429)	(4,000)	(101,611)	272,428	2,724	1,784,435			(101)
Accrual of preferred stock dividends		88,784		34,423		96,222		196,707		62,139				(478,275)
Payment of preferred stock dividend		(89,096)		(38,646)		(106,950)		(208,021)			37,812	378	441,187			(1,148)
Exercise of warrants											60,000	600	429,950			430,550
Repricing of warrants													125,042			125,042
Issuance of Series E convertible preferred stock under private placement offerings, less cash offering costs of $53,930									160,600	4,015,000			232,070	(286,000)		3,961,070
Issuance of common stock for secondary offering, less offering costs of $166,554											2,000,000	20,000	14,693,373			14,713,373
Issuance of common stock for services – nonemployees											2,000	20	25,800			25,820
Exercise of options											53,900	539	79,563			80,102
Provision for compensation - nonemployees													52,683			52,683
Balance, March 31, 2006	58,400	1,499,785	13,464	348,621	45,536	1,180,345	117,200	3,010,914	156,600	3,975,528	13,758,506	137,585	94,292,235	(88,842,088)		15,602,925
Net loss														(11,132,625)		(11,132,625)
Conversion of convertible preferred stock to common stock	(2,900)	(73,480)							(46,400)	(1,163,731)	181,812	1,818	1,235,370			(23)
Accrual of preferred stock dividends		84,773		26,928		91,072		175,800		172,001				(550,574)
Payment of preferred stock dividends		(85,795)		(26,928)		(91,072)		(175,800)		(152,682)	84,318	843	530,679			(755)
Exercise of warrants											150,500	1,505	901,435			902,940
Issuance of common stock for secondary offering, less cash offering costs of $635,574											1,000,000	10,000	6,104,426			6,114,426
Exercise of options											68,085	681	17,163			17,844
Stock based compensation											90,000	900	2,950,543			2,951,443
Balance, March 31, 2007	55,500	1,425,283	13,464	348,621	45,536	1,180,345	117,200	3,010,914	110,200	2,831,116	15,333,221	153,332	106,031,851	(100,525,287)		$14,456,175
Net loss														(10,512,952)		(10,512,952)
Conversion of convertible preferred stock to Common stock	(5,000)	(126,759)	(2,000)	(50,460)			(2,000)	(50,773)	(11,600)	(292,890)	88,615	886	519,965			(31)
Accrual of preferred stock dividends		80,804		25,547		91,072		173,688		157,476				(528,587)
Payment of preferred stock dividends		(82,497)		(26,928)		(91,072)		(174,296)		(162,595)	74,394	744	535,692			(952)
Exercise of warrants											78,312	783	482,328			483,111
Extension of warrants													440,422			440,422
Exercise of options											23,226	233	2,246			2,479
Stock based compensation													2,731,395			2,731,395
Balance, March 31, 2008	50,500	$1,296,831	11,464	$296,780	45,536	$1,180,345	115,200	$2,959,533	98,600	$2,533,107	15,597,768	$155,978	$110,743,899	$111,566,826		$7,599,647

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2006, 2007 AND 2008 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2008 (UNAUDITED)
	Years Ended March 31,			October 15, 1984 (Inception) to March 31,
OPERATING ACTIVITIES:	2006	2007	2008	2008
Net loss	$(15,525,435)	$(11,132,625)	$(10,512,952)	$(106,597,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation recorded related to issuance of common stock, common stock options and warrants	203,545	2,951,443	3,171,817	33,864,787
Depreciation and amortization of property and equipment	155,273	152,274	144,543	1,333,237
Deferred rental obligation
(Gain)/Loss on disposal of fixed assets		5,982		5,982
Equity in loss of joint venture				135,002
Loss on sales of investment securities - net				2,942
Amortization of debt discounts and issuance costs				134,503
Gain on extinguishment of debt				(1,427,765)
Changes in assets and liabilities:
Accounts receivable			(54,205)	(54,205)
Other current assets	(104,956)	94,432	(154,387)	(253,014)
Other assets	(120,747)	121,864	(18,665)	(34,142)
Accounts payable	282,345	256,430	353,116	3,266,046
Accrued expenses	53,050	149,176	123,845	1,162,783
Deferred revenue	(919,007)	1,330,894	673,003	2,399,676
Net cash used in operating activities	(15,975,932)	(6,070,130)	(6,273,885)	(66,061,560)
INVESTING ACTIVITIES:
Purchase of property and equipment	(55,634)	(51,794)	(18,873)	(1,636,122)
Restricted funds on deposit	1,513,893	(2,588,580)	(657,487)	(3,776,253)
Advances to Joint Venture				(135,002)
Proceeds from maturities of investments				1,800,527
Purchases of investment securities				(1,803,469)
Net cash provided by (used in) investing activities	1,458,259	(2,640,374)	(676,360)	(5,550,319)
FINANCING ACTIVITIES:
Net advances from stockholders and affiliates				985,172
Proceeds from issuance of notes payable				2,645,194
Principal payments on notes payable				(218,119)
Payments for debt issuance costs				(53,669)
Payments for extinguishment of debt				(203,450)
Net proceeds from issuance of redeemable preferred stock				3,330,000
Net proceeds from issuance of convertible preferred stock and warrants	3,961,070			17,085,434
Payments for convertible preferred stock dividends and for fractional shares of common stock resulting from the conversions of convertible preferred stock	(1,249)	(778)	(983)	(6,575)
Net proceeds from issuance of common stock	15,224,025	7,035,210	485,590	53,798,490
Additional capital contributed by stockholders				245,559
Net cash provided by financing activities	19,183,846	7,034,432	484,607	77,608,036
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	4,666,173	(1,676,072)	(6,465,638)	5,996,157
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	9,471,694	14,137,867	12,461,795
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$14,137,867	$12,461,795	$5,996,157	$5,996,157
SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED MARCH 31, 2006, 2007 AND 2008.

1.	COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Immtech Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) (the “Company”) is a pharmaceutical company working to commercialize oral drugs to treat infectious diseases, and the Company is expanding its targeted markets by applying its proprietary pharmaceutical platform to treat other disorders.  Immtech  has a well-defined, expanding library of compounds targeting fungal infections, HCV and other serious diseases.  Immtech holds an exclusive worldwide license to certain patents and patent applications related to technology and products derived from a proprietary pharmaceutical platform.  The Company has worldwide rights to commercialize and sublicense such patented technology, including a large library of well-defined compounds from which a pipeline of therapeutic products could be developed.

During the year ended March 31, 2008, the Company’s drug development program for pafuramidine was discontinued due to findings of renal and liver adverse events among participants in the study of healthy volunteers conducted in South Africa. It was halted in December 2007 after several subjects developed abnormal liver function. The program was formally discontinued in February 2008 when five subjects in the same study developed renal abnormalities that required medical intervention and hospitalization. All affected subjects have recovered fully, and to date, no lasting adverse events have been observed in those volunteers.

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

The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2009, if at all.

The Company also intends to increase its presence in China by: (i) bringing approved drugs, health products and services from developed markets to China for sales and distribution, (ii) partnering with local Chinese institutions to provide Contract Research Organization services to other international companies involved in drug development and (iii) distributing healthcare information to patients and continuing education and training programs to professional medical staff.

Going Concern Presentation and Related Risks and Uncertainties – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since inception, the Company has incurred accumulated net losses of approximately $106,597,000.  Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts.  In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements.  There can be no assurance that the Company’s activities will lead to the development of commercially viable products.  The Company’s operations to date have consumed substantial amounts of cash.  The negative cash flow from operations is expected to continue in the foreseeable future.  The Company believes it will require substantial additional funds to implement its strategy.  The Company’s cash requirements may vary materially from those now planned when and if the following become known: results of research and development efforts, results of future clinical testing, responses to grant requests, formation and development of relationships with strategic partners, changes in the focus and direction of development programs, competitive and technological advances, requirements in the regulatory process and other factors.  Changes in circumstances in any of the above areas may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded, will be sufficient to meet the Company’s planned expenditures through December 2008, and through the sale of land use rights capital resources will be sufficient to support our operations beyond March 2009, although there can be no assurance the Company will not require additional funds. The recent decision to terminate the pafuramidine development program has significantly depressed the Company’s stock  price and impaired its ability to raise additional funds.  The Company is evaluating its strategic alternatives with respect to all aspects of the business.  These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Restricted Funds on Deposit – Restricted funds on deposit consist of cash in an account on deposit at a bank which is restricted for use in accordance with a clinical research subcontract agreement with UNC-CH.

Concentration of Credit Risk – The Company maintains its cash in commercial banks.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits.

Investment – The Company accounts for its investment in NextEra Therapeutics, Inc. (“NextEra”) on the equity method.  As of March 31, 2007 and 2008, according to NextEra’s disclosure, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock.  The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of March 31, 2007 and 2008.  Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.  The Company does not provide, and has not provided, any financial guarantees to NextEra.

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

Net Income (Loss) Per Share – Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method.  Diluted net loss per share was the same as the basic net loss per share for the years ended March 31, 2006, 2007 and 2008, as none of the Company’s outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

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

Fair Value of Financial Instruments – The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of March 31, 2007 and 2008 based on the short-term nature of the instruments.

Segment Reporting – The Company is a development stage pharmaceutical company that operates as one segment.

Comprehensive Loss – There were no differences between comprehensive loss and net loss for the years ended March 31, 2006, 2007, and 2008.

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

New Accounting Standard – The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on April 1, 2007.  The adoption of FIN 48 did not have an impact.  At the adoption date and as of March 31, 2008, the Company does not have a liability for uncertain tax benefits.  The Company does not presently expect any reasonably possible material change to the estimated amount of liability associated with its uncertain tax positions during the next twelve months.  Additionally, there were no interest or penalties related to income taxes that have been accrued or recognized for open tax years.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  Periods subject to examination for the Company’s federal tax return are the 1991 through 2007 tax years.  In addition, open tax years related to state jurisdictions remain subject to examination but are not considered material.

New Accounting Standard – In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination.  SFAS 141(R) is effective for us in fiscal year 2009.  The impact of SFAS 141(R) will depend on future acquisitions.

New Accounting Standard – In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  Subsequently in February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157.  FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  SFAS 157 is effective for us in fiscal year 2009.  The Company does not expect the impact of adoption to be material.

New Accounting Standard – In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 establishes the irrevocable option to elect to carry certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings.  SFAS 159 is effective for us in fiscal year 2009.  The Company has assessed the standard and will not elect the fair value option.

New Accounting Standard – In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for us in fiscal year 2009 and should be applied prosectively.  However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.  The Company does not expect the impact of adoption to be material.

2.	RECAPITALIZATION, PRIVATE PLACEMENTS, INITIAL PUBLIC OFFERING AND SECONDARY PUBLIC OFFERING

On July 24, 1998 (the “Effective Date”), the Company completed a recapitalization (the “Recapitalization”) pursuant to which, among other items:  (i) the Company’s debt holders converted approximately $3,151,000 in stockholder advances, notes payable and related accrued interest and accounts payable into 604,978 shares of common stock and approximately $203,000 in cash; (ii) the Company’s Series A Redeemable Preferred stockholders converted 1,794,550 shares of Series A Redeemable Preferred Stock into 578,954 shares of common stock and (iii) the Company’s Series B Redeemable Preferred stockholders converted 1,600,000 shares of Series B Redeemable Preferred Stock into 616,063 shares of common stock.

Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock at $1.74 per share, or $1,000,000 in the aggregate, to certain accredited investors pursuant to private placements.  The placement agent, New China Hong Kong Securities Limited (“NCHK”), received $50,000 and warrants to purchase 75,000 shares of the Company’s common stock at $0.10 per share for services and expense reimbursed.  RADE Management Corporation (“RADE”) received warrants to purchase 225,000 shares of the Company’s common stock at $0.10 per share, which was subsequently amended on April 22, 1999 to increase the exercise price from $0.10 per share to $6.47 per share, for RADE’s services in the Recapitalization.  RADE subleases an office facility to the Company for which the Company pays rent directly to RADE’s landlord on RADE’s behalf (see Note 9).  During the years ended March 31, 2006, 2007, and 2008, the Company paid approximately  $120,000, $122,000 and $134,000 respectively, for the use of the office facility.

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

In February 2002, the Company completed private placement offerings which raised approximately $3,849,000 of additional equity capital (net of approximately $154,000 of cash offering costs) through the issuance of 160,100 shares of Series A Convertible Preferred Stock, and five-year warrants to purchase 400,250 shares of the Company’s common stock at an exercise price of $6.00 per share (see Note 8).

In September and October 2002, the Company completed private placement offerings which raised approximately $1,859,000 of additional equity capital (net of approximately $59,000 of cash offering costs) through the issuance of 76,725 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 191,812 shares of the Company’s common stock at an exercise price of $6.125 per share (see Note 8).

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

In January 2004, the Company completed private placement offerings which raised approximately $4,571,000 of additional equity capital (net of approximately $429,000 of cash offering costs) through the issuance of 200,000 shares of Series D Convertible Preferred Stock and warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $16.00 per share.  The warrants expire five years from the date of grant (see Note 8).

In July 2004, the Company completed a secondary public offering of its common stock which raised approximately $8,334,000 of additional equity capital (net of approximately $338,000 of cash offering costs) through the issuance of 899,999 shares of the Company’s common stock which were sold to the public at $10.25 per share (see Note 8).

In December 2005, the Company completed private placement offerings which raised approximately $3,340,000 of additional equity capital (net of approximately $54,000 of cash offering costs) through the issuance of 133,600 shares of Series E Convertible Preferred Stock and warrants to purchase 83,500 shares of the Company’s common stock at an exercise price of $10.00 per share.  The warrants expire three years from the date of grant (see Note 8).

In February 2006, the Company completed a secondary public offering of its common stock which raised approximately $14,880,000 of additional equity (net of approximately $167,000 of cash offering costs) through the issuance of 2,000,000 shares of the Company’s common stock which were sold to the public at $7.44 per share (see Note 8).

In March 2006, the Company completed private placement offerings which raised $675,000 of additional equity capital (option agreement attached to the December 2005 offering) through the issuance of 27,000 shares of Series E Convertible Preferred Stock (see Note 8).

In February 2007, the Company completed a secondary public offering of its common stock which raised approximately $6,750,000 of additional equity (net of approximately $636,000 of cash offering costs) through the issuance of 1,000,000 shares of the Company’s common stock which were sold to the public at $6.75 per share (see Note 8).

3.	INVESTMENT IN NEXTERA THERAPEUTICS, INC.

As of March 31, 2007 and 2008, the Company owned, as disclosed by NextEra, approximately 28% of the issued and outstanding shares of NextEra common stock.  The Company does not provide, and has not provided, any financial guarantees to NextEra.  The Company has recognized an equity loss in NextEra to the extent of the basis of its investment.  Future recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.  As of March 31, 2007 and 2008, the Company’s net investment in NextEra is zero.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2006 and 2007:

	2007	2008
Research and laboratory equipment	$450,806	$451,441
Furniture and office equipment	331,237	344,333
Leasehold improvements	42,359	42,359
Property and equipment – at cost	824,402	838,133
Less accumulated depreciation	684,139	748,614
Property and equipment – net	$140,263	$89,519

5.	PREPAID RENT

Through Immtech Pharmaceuticals, Inc.’s wholly owned subsidiary, Super Insight Limited (“Super Insight”), and its wholly owned subsidiary, Immtech Life Science Limited (“Immtech Life Science”), Immtech Life Science has land-use rights through May 2051 for two floors of a newly-constructed building (November 2002) located in the Futian Bonded Zone, Shenzhen, in China.

Prepaid rent consists of the following as of March 31, 2007 and 2008:

	2007	2008
Prepaid rent	$3,558,994	$3,558,994

Less amortization	249,754	324,680
Prepaid rent - net	$3,309,240	$3,234,314

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2007 and 2008, consist of:

	2007	2008
Accrued research and development	$199,789	$20,817
Accrued general and administrative	75,000	20,000
Accrued litigation settlement	0	362,000
Accrued patents	50,000	40,000
Accrued compensation	39,516	35,457
Other	11,620	21,496
	$375,925	$499,770

7.	INCOME TAXES

The Company has no significant deferred income tax liabilities.  Significant components of the Company’s deferred income tax assets are as follows:

	March 31,
	2007	2008
Deferred income tax assets:
Federal net operating loss carryforwards	$29,090,000	$31,237,000
State net operating loss carryforwards	4,011,000	4,146,000
Federal income tax credit carryforwards	1,885,000	2,422,000
Deferred revenue	587,000	816,000
Total deferred income tax assets	35,573,000	38,621,000
Valuation allowance	(35,573,000)	(38,621,000)
Net deferred income taxes recognized in the accompanying balance sheets	$0	$0

As of March 31, 2008, the Company had federal net operating losses carryforwards of approximately $86,388,000, and federal income tax credit carryforwards of approximately $2,422,000, which expire from 2009 through 2028.  As of March 31, 2008, the Company also had state net operating losses (primarily in Illinois) of approximately $85,838,000 which expire from 2009 to 2023 and foreign operating losses totaling approximately $500,000, which carryforward indefinitely.

A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

	Years Ended March 31,
	2006	2007	2008
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(4.8)	(4.8)	(4.8)
Benefit of federal and state net operating loss and tax credit carryforwards and other deferred income tax assets not recognized	38.8	38.8	38.8
Effective income tax rate	0.0%	0.0%	0.0%

8.	STOCKHOLDERS’ EQUITY

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

Series A Convertible Preferred Stock – On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15, and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying consolidated balance sheets are $37,783 and $34,331 of accrued preferred stock dividends at March 31, 2007 and 2008, respectively.  Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price A”), subject to certain adjustments, as defined in the Series A Certificate of Designation.  During the year ended March 31, 2002, the Company issued 160,100 shares of Series A Convertible Preferred Stock for net proceeds of $3,849,000 (less cash offering costs of approximately $154,000). On April 15, 2005, the Company issued 3,469 shares of common stock and paid $117 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2005, the Company issued 4,213 shares of common stock and paid $206 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 5,547 shares of common stock and paid $47 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the Company issued 7,929 shares of common stock and paid $84 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 6,308 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 5,106 shares of common stock and paid $109 in lieu of fractional common shares as dividends on the preferred shares.  During the years ended March 31, 2006, 2007 and 2008 certain preferred stockholders converted 2,000, 2,900, and 5,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 11,409, 16,541 and 28,784 shares of common stock, respectively.

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

Series B Convertible Preferred Stock – On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying consolidated balance sheets are $12,021 and $10,180 of accrued preferred stock dividends as of March 31, 2007 and 2008, respectively.  Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.00 conversion price (the “Conversion Price B”), subject to certain adjustments, as defined in the Series B Certificate of Designation.  During the year ended March 31, 2003, the Company issued 76,725 shares of Series B Convertible Preferred Stock for net proceeds of $1,859,000 (net of cash offering costs of approximately $59,000). On April 15, 2005, the Company issued 1,526 shares of common stock and paid $49 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2005, the Company issued 1,805 shares of common stock and paid $48 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 1,703 shares of common stock and paid $31 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the Company issued 2,542 shares of common stock and paid $26 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2007, the Company issued 2,040 shares of common stock and paid $30 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 1,682 shares of common stock and paid $36 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2006, 2007, and 2008 certain preferred stockholders converted 6,461, 0, and 2,000 shares of Series B Convertible Preferred stock, including accrued dividends, for 40,569, 0, and 12,574 shares of common stock, respectively.

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

Series C Convertible Preferred Stock – On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying consolidated balance sheets are $41,945 and $41,945 of accrued preferred stock dividends as of March 31, 2007 and 2008, respectively.  Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price C”), subject to certain adjustments, as defined in the Series C Certificate of Designation.  During the year ended March 31, 2004, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $289,000 of cash offering costs).  Total cash and non-cash offering costs with respect to the issuance of the Series C Convertible Preferred Stock were approximately $1,685,000.  The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion.  The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the year ended March 31, 2004.  On April 15, 2005, the Company issued 4,625 shares of common stock and paid $212 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2005, the Company issued 4,483 shares of common stock and paid $148 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2006, the Company issued 5,761 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the company issued 8,602 shares of common stock and paid $62 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2007, the Company issued 6,900 shares of common stock and paid $99 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 5,694 shares of common stock and paid $75 in lieu of fractional common shares as dividends on the preferred shares.  During the years ended March 31, 2006, 2007, and 2008 certain preferred stockholders converted 14,916, 0, and 0 shares of Series C Convertible Preferred Stock, including accrued dividends, for 84,708, 0, and 0 shares of common stock, respectively.

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

Series D Convertible Preferred Stock – On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying consolidated balance sheets are $80,914 and $79,533 of accrued preferred stock dividends as of March 31, 2007 and 2008, respectively.  Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of   common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $9.00 conversion price (the “Conversion Price D”), subject to certain adjustments, as defined in the Series D Certificate of Designation.  During the year ended March 31, 2004, the Company issued 200,000 shares of Series D Convertible Preferred Stock for net proceeds of approximately $4,571,000 (net of approximately $429,000 of cash offering costs).  On April 15, 2005, the Company issued 9,219 shares of common stock and paid $135 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2005, the Company issued 8,472 shares of common stock and paid $235 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2006, the company issued 11,134 shares of common stock and paid $79 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the Company issued 16,611 shares of common stock and paid $86 in lieu of fractional common shares as

dividends on the preferred shares.    On April 15, 2007, the Company issued 13,334 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 10,804 shares of common stock and paid $140 in lieu of fractional common shares as dividends on the preferred shares.  During the years ended March 31, 2006, 2007, and 2008 certain preferred stockholders converted 43,080, 0, and 2,000 shares of Series D Convertible Preferred Stock, including accrued dividends, for 114,581, 0, and 5,701 shares of common stock, respectively.

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

Series E Convertible Preferred Stock – On December 13, 2005, the Company completed a private placement of 133,600 shares its Series E Convertible Preferred Stock, $0.01 par value (“Series E Stock”) at $25.00 per share, which resulted in gross proceeds to the Company of approximately, $3,340,000, or $3,286,000 of additional equity capital (net of approximately $54,000 of cash offering costs).  Each purchaser of the Series E Stock was granted (i) an option to purchase, at $25.00 per share, up to an additional 25% of the number of shares of Series E Stock purchased on December 13, 2005 (the option period terminated on March 10, 2006) and (ii) a warrant to purchase one share of common stock for each $40 of Series E Stock purchased on December 13, 2005.  The Warrants are exercisable during the three-year period commencing on December 13, 2005, at an exercise price of $10.00, subject to adjustment for stock splits, dividends and similar events.  On March 10, 2006, the Company completed a private placement of 27,000 shares of its Series E Stock at $25.00 per share, which resulted in gross proceeds to the Company of approximately $675,000 of additional equity capital as a result of Series E holders exercising their options.

On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share.  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying consolidated balance sheets are $76,116 and $68,107 of accrued preferred stock dividends as of March 31, 2007 and 2008, respectively.  Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $7.04 conversion price (the “Conversion Price E”), subject to certain adjustments, as defined in the Series E Certificate of Designation. On April 15, 2006, the Company issued 8,819 shares of common stock and paid $134 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the Company issued 15,670 shares of common stock and paid $111 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2007, the Company issued 12,531 shares of common stock and paid $133 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 9,995 shares of common stock and paid $149 in lieu of fractional common shares as dividends on the preferred shares.  During the years ended March 31, 2006, 2007 and 2008 certain preferred stockholders converted 4,000, 46,400 and 11,600 shares of Series E Convertible Preferred Stock, including accrued dividends, for 14,418, 165,271 and 41,604 shares of common stock, respectively.

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

Common Stock – In February 2006, the Company completed a secondary public offering of its common stock which raised approximately $14,880,000 of additional equity (net of approximately $167,000 of cash offering costs) through the issuance of 2,000,000 shares of the Company’s common stock which were sold to the public at $7.44 per share.  Ferris, Baker Watts, Incorporated acted as the sole book-running manager and underwriter of this offering.

On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued and expensed with a grant date value of approximately $36,000 to Tulane University as part of the Tulane License Agreement granting to us an exclusive license to develop, manufacture and commercialize a group of four-aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases.

On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued and expensed with a grant date value of approximately $36,000 to T. Stephen Thompson as part of his retirement and consulting agreement dated May 1, 2006.

On November 28, 2006, restricted shares in the amount of 80,000 shares of common stock were expensed and issued to China Pharmaceutical Investments Limited (“China Pharmaceutical”) with a grant date fair value of approximately $564,000 as part of the agreement signed August 28, 2006 between Immtech Pharmaceuticals, Inc. and China Pharmaceutical.  China Pharmaceutical achieved milestone payments of common stock for identification of a site deemed suitable by the Company for building a pharmaceutical plant and for completing the feasibility study to be submitted to the appropriate governmental agencies.

In February 2007, the Company completed a secondary public offering of its common stock which raised approximately $6,750,000 of additional equity (net of approximately $636,000 of cash offering costs) through the issuance of 1,000,000 shares of the Company’s common stock which were sold to the public at $6.75 per share.  Ferris, Baker Watts, Incorporated acted as the placement agent.

Incentive Stock Programs – At the stockholders’ meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares.  At the stockholders’ meeting held November 29, 2007, the stockholders approved the 2007 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance an additional 1,500,000 shares.  Options granted under the 2000 and 2007 Stock Incentive Plan that expire are available to be reissued.  During the year ended March 31, 2008, 141,079 options previously granted under the 2000 Stock Incentive Plan expired and were available to be reissued.

The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities.  The options contain various provisions regarding vesting periods and expiration dates. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years.  The options generally vest over periods ranging from zero to four years.  As of March 31, 2008, there were a total of 1,593,274 shares available for grant.

During the year ended March 31, 2006, the Company issued options to purchase 40,000 shares of common stock to non-employees and recognized expense of approximately $53,000 related to such options and certain other options issued in prior years which vest over a two or four-year service period.  During the year ended March 31, 2007, the Company issued options to purchase 76,000 shares of common stock to non-employees and recognized expense of approximately $315,000 related to such options and certain other options issued in prior years which vest over a one to four-year service period.  During the year ended March 31, 2008, the Company issued options to purchase 10,000 shares of common stock to a non-employee and recognized expense of approximately $132,000 related to such option and certain other options issued in prior years which vest over a two or four-year service period. The expense was determined based on the estimated fair value of the options using the Black-Scholes option valuation model and assumptions regarding volatility of the Company’s common stock, risk-free interest rates, and life of the option of the Company’s common stock all at the date such options were issued. Additionally, the Company granted 5,000 restricted stock awards during the year ended March 31, 2007 and recognized expense of approximately $36,000.

During the year ended March 31, 2006, the company issued options to purchase 324,001 shares of common stock to employees and directors which vest over two years.  During the year ended March 31, 2007, the Company issued options to purchase 345,000 shares of common stock to employees and directors which vest over two years and recognized expense of approximately $2,001,000 related to such options and certain other options issued in prior years which vest over a two to four-year service period.    During the year ended March 31, 2008, the Company issued options to purchase 477,318 shares of common stock to employees and directors which vest over two years.  The expense was determined based on the estimated fair value of the options using the Black-Scholes option valuation model.

The activity during the years ended March 31, 2006, 2007 and 2008 for the Company’s stock options is summarized as follows:

	Number of Shares	Stock Options Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years
Outstanding as of March 31, 2005	1,330,057	0.34 - 21.66	9.26	6.77
Granted	364,001	7.29-12.38	8.02
Exercised	(62,844)	0.46 - 2.55	1.63
Expired	(76,834)	2.55-21.66	9.86

Outstanding as of March 31, 2006	1,554,380	0.34 - 21.66	9.25	5.75
Granted	421,000	5.60- 7.35	5.97
Exercised	(87,605)	0.46 - 4.75	2.05
Expired	(87,166)	4.75 -12.33	5.27

Outstanding as of March 31, 2007	1,800,609	0.34 - 21.66	8.92	6.90
Granted	487,318	6.35 - 7.45	6.57
Exercised	(23,226)	0.46- 2.55	0.94
Expired	(166,588)	0.46 -14.29	7.97

Outstanding as of March 31, 2008	2,098,113	$0.46 – 21.66	$8.53	6.94
Exercisable as of March 31, 2006	1,115,167	0.34 - 21.66	9.56	5.75
Exercisable as of March 31, 2007	1,307,610	0.34 - 21.66	9.76	6.19
Exercisable as of March 31, 2008	1,666,259	0.46 - 21.66	9.10	6.32

All options exercised during the year ended March 31, 2008 were cashless except for 972 which provided approximately $2,000 to the Company.

On April 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations.  Under the revised standard, awards issued prior to April 1, 2006 are charged to expense under the prior rules, and awards issued after that date are charged to expense under the revised rules.  Total non-cash compensation expense charged against income for the year ended March 31, 2008 for share-based plans totaled approximately $2,441,000.  Through March 31, 2006, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees and directors.  The Company used the modified prospective method of adoption.  Under this method, prior years’ financial results do not include the impact of recording stock options using fair value.  Had compensation cost been determined using the fair value-based accounting method in the year ended March 31, 2006, pro forma net income and earnings per share (“EPS”) amounts would have been as follows:

2006

Net loss attributable to common shareholders -
as reported	$(16,289,710)

Deduct: total stock-based compensation expense
determined under fair value method for awards to
employees and directors	(3,575,570)

Net loss attributable to common stockholders -
pro forma	$(19,865,280)

Basic and diluted net loss per share attributable
to common stockholders - as reported	$(1.37)

Basic and diluted net loss per share attributable
to common stockholders - pro forma	$(1.68)

The weighted-average grant-date fair value of options granted during the years ended March 31, 2006, 2007 and 2008 was $8.02, $5.97 and $6.57, respectively.  The intrinsic value of options exercised during the years ended March 31, 2006, 2007 and 2008 was approximately $553,000, $488,000 and $165,000, respectively.  The intrinsic value of stock options vested during the years ended March 31, 2006, 2007 and 2008 was approximately $2,197,000, $1,038,000 and $4,000, respectively.  The intrinsic value of stock options outstanding during the years ended March 31, 2006, 2007 and 2008 was approximately $2,286,000, $1,043,000 and $4,000, respectively.  As of the year ended March 31, 2008, there is approximately $2,115,000 of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2000 and 2007 Plans that is expected to be recognized as a charge to earnings over a weighted-average period of 1.6 years.  As of the year ended March 31, 2008, 1,693,396 options have vested or are expected to vest with a weighted average exercise price of $10.03, a weighted average remaining life of 6.9 years, and with an aggregate intrinsic value of approximately $4,000.  The fair value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2006	2007	2008

Risk free interest rate	4.59%	4.80%	4.41%
Average life of options (years)	10.0	9.5	10.0
Volatility	70%	78%	67%
Dividend yield	-0-	-0-	-0-

The average risk-free interest rate is based on the U.S. Treasury security rate in effect over the estimated life at the grant date.  The average life of the options is based upon historical data.  The Company determined expected volatility in the Black-Scholes model based upon implied volatility of exchange traded options for the Company’s common stock for the years ended March 31, 2006, 2007 and 2008.  There is no dividend yield.

Warrants – On January 31, 2002, the Company entered into a one year consulting agreement with Yorkshire Capital Limited (“Yorkshire”) for services related to identifying investors and raising funds in connection with the February 2002 private placement and assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items.  In connection with the closing of the private placement, the Company granted Yorkshire warrants to purchase 360,000 shares of the Company’s common stock at prices ranging from $6.00 to $12.00 per share.  The warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $6.00 per share vested upon the closing of the private placement.  The remaining warrants did not vest and were cancelled.  The vested warrant expired on February 14, 2007.

In February 2002, the Company, in connection with the Series A Convertible Preferred Stock private placement, issued warrants to purchase 400,250 shares of the Company’s common stock at an exercise price of $6.00 per share of common stock to the purchasers of the Series A Convertible Preferred Stock.  The warrants expired in February 2007.

On February 1, 2002, the Company entered into an introductory brokerage agreement with Ace Champion, Ltd. (“Ace”) and Pacific Dragon Group, Ltd. (“Pacific Dragon”) (collectively, the “Introductory Brokers”) for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned February 2002 private placement to the purchaser of the Series B Convertible Preferred Stock (see Note 3).  As compensation for such services, Ace and Pacific Dragon received warrants to purchase 100,000 shares and 300,000 shares, respectively, of the Company’s common stock at an exercise price of $6.00 per share, subject to certain conditions.  The warrants expired on February 22, 2007.

In September 2002, in connection with the Series B Convertible Preferred Stock private placement offering, the Company issued to the purchaser of the Series B Convertible Preferred Stock warrants to purchase 191,812 shares of the Company’s common stock at an exercise price of $6.125 per share of common stock.  The warrants expired at various dates in September 2007.

In January 2004, in connection with the Series D Convertible Preferred Stock private placement, the Company issued to the purchasers of Series D Convertible Preferred Stock warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $16.00 per share of common stock.  The warrants expire at various dates in January 2009.  The warrant exercise period commenced immediately upon issuance of the warrant.  The Company may, upon 20 days’ notice, redeem any unexercised portion of any warrants for a redemption fee of $0.10 per share of common stock underlying the warrants provided that the closing bid price of the Company’s common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to the notice of conversion.  During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series D Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrants by tendering the appropriate exercise price.

On July 20, 2004, the Company’s board of directors approved a four-year exercise extension to warrants to purchase 225,000 shares of the Company’s common stock which were originally issued to RADE Management Corporation (“RADE”) on July 24, 1998.  The expiration date for these warrants, which have an exercise price of $6.47 per share, was extended from July 24, 2004 to July 24, 2008; the Company therefore recorded a non-cash charge during the year ended March 31, 2005 of $1,032,000, determined using the Black-Scholes option pricing model.  Additionally, the Company’s board of directors approved a four-year exercise extension to warrants to purchase 750,000 shares of the Company’s common stock which were originally issued to RADE on October 12, 1998; the Company therefore recorded a non-cash charge during the year ended March 31, 2005 of $3,498,000, determined using the Black-Scholes option pricing model.  The expiration date for these warrants, which have an exercise price of $6.47 per share, was extended from October 12, 2004 to October 12, 2008.

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

In December 2005, in connection with the Series E Convertible Preferred Stock private placement, the Company issued to the purchasers of Series E Convertible Preferred Stock warrants to purchase 83,500 shares of the Company’s common stock at an exercise price of $10.00 per share of common stock.  The warrants expire on December 13, 2008. The warrant exercise period commenced immediately upon issuance of the warrant.  The Company may, upon 20 days’ notice after the first anniversary of the date of grant, redeem any unexercised portion of any warrants for a redemption fee of $0.10 per share of common stock underlying the warrants provided that the closing bid price of the Company’s common stock exceeds $15.00 for 20 of 30 consecutive trading days.  During the 20-day notice period, if the warrants are then exercisable as a result of the conversion or redemption of the Series E Convertible Preferred Stock, such warrant holder may then exercise all or a portion of the warrants by tendering the appropriate exercise price.

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

 In connection with services rendered to us by Ferris, Baker Watts, Incorporated, effective January 16, 2007, the Company issued warrants to purchase 100,000 shares of our common stock.  The warrants are exercisable at $9.18 per share (the exercise price was set by calculating a 15% premium over the Company’s common stock volume weighted average price for the 10 day period immediately preceding January 15, 2007).  The warrants are exercisable beginning on January 16, 2008 through January 16, 2012.  The Company may redeem any outstanding warrants, at $0.01 per share underlying each warrant, upon 30 day prior notice if at any time prior to the expiration of the warrant the market closing price of the Company’s common stock meets or exceeds $18.36 for 20 consecutive trading days.  The warrant holder may exercise the warrant, pursuant to its terms, during the 30 day notice period.

In February 2008, the Company extended for two years the five year warrants to purchase 600,000 shares of common stock from the Company at $6.08 per share given July 16, 2003 to China Harvest International Ltd. (“China Harvest”) for services provided to assist the Company in obtaining regulatory approval to conduct clinical trials in China.  During the year ended March 31, 2008, approximately $440,000 was recorded as general administrative expenses, based on the estimated value of the warrants using the Black-Scholes option valuation model.

The activity during the years ended March 31, 2006, 2007 and 2008 for the Company’s warrants to purchase shares of common stock is summarized as follows:

	Number of Shares	Warrants Price Range	Weighted Average Exercise Price
Outstanding as of March 31, 2005	2,740,410	6.00-16.00	7.51
Granted	251,500	10.00-13.11	11.24
Cancelled	(90,000)	8.80	8.80
Exercised	(51,800)	6.47-8.80	8.04

Outstanding as of March 31, 2006	2,850,110	6.00-16.00	7.52
Granted	100,000	9.18	9.18
Cancelled	(496,000)	6.00	6.00
Exercised	(150,500)	6.00	6.00

Outstanding as of March 31, 2007	2,303,610	6.00-16.00	8.02
Granted	80,000	9.00-10.00	9.63
Cancelled	(45,498)	6.00-6.13	6.10
Exercised	(78,312)	6.13-6.47	6.17

Outstanding as of March 31, 2008	2,259,800	$6.08-16.00	$8.20
Exercisable as of March 31, 2006	2,740,110	6.00-16.00	7.34
Exercisable as of March 31, 2007	2,293,610	6.00-16.00	8.05
Exercisable as of March 31, 2008	2,249,800	6.08-16.00	8.18

The following table summarizes information about outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2008:

Exercise Price Per Share	Warrants Outstanding	Expiration Date
6.08	600,000	7/16/10
6.47	198,200	7/24/08
6.47	750,000	10/12/08
9.00	30,000	7/17/11
9.18	100,000	1/16/12
10.00	50,000	9/10/10
10.00	151,500	12/13/08
12.81	80,100	7/30/09
13.11	100,000	7/13/10
16.00	200,000	1/22/09
Total Warrants Outstanding	2,259,800

9.	COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES

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

The Consortium Agreement contemplated that upon the completion of the Company’s initial public offering (“IPO”) of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company, with respect to the Current Compounds, and UNC-CH, (on behalf of the Scientific Consortium), with respect to Current Compounds and Future Compounds, would enter into license agreements for the intellectual property rights relating to the Compounds pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.

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

During the years ended March 31, 2006, 2007 and 2008, the Company expensed approximately $978,000, $1,012,000 and $675,000 respectively, of other payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research.  Total payments expensed to UNC-CH and certain other Scientific Consortium universities were approximately $978,000, $1,012,000 and $675,000 during the years ended March 31, 2006, 2007 and 2008, respectively.  Included in accounts payable as of March 31,

2007 and 2008, was approximately $174,000 and $755,000 respectively, due to UNC-CH and certain other Scientific Consortium universities.

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

In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of Phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes.  The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000.  Grant funds paid in advance of the Company’s delivery of services are treated as restricted funds and must be segregated from other funds and used only for the purposes specified. As of March 31, 2006, approximately $11,700,000, relating to the clinical research subcontract, had been received by the Company.  In March 2006, the Company amended and restated the clinical research subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment for the Company of approximately $13,601,000 from the Foundation.  Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5,649,000 and on November 2, 2007 the second payment of approximately $5,123,000 of the five year approximately $13,601,000 contract. Since the pafuramidine program was cancelled on February 22, 2008, no further funding is expected on this grant unless more funds are required for closing out the project.

During the years ended March 31, 2006, 2007 and 2008, the Company received installment payments under the November 2000, April 2003 and March 2006 grants of approximately $0, $5,649,000 and $5,123,000, respectively, and approximately $2,759,000, $2,795,000 and $4,601,000 was utilized for clinical and research purposes conducted and expensed during the years ended March 31, 2006, 2007 and 2008, respectively.  The Company recognized revenues of approximately $869,000, $3,922,000 and $4,601,000 during the years ended March 31, 2006, 2007 and 2008, respectively, for services performed under the agreement.  The remaining amount (approximately $2,248,000 as of March 31, 2008) has been deferred and will be recognized as revenue over the term of the agreement as services are performed.

On November 26, 2003, the Company entered into a testing agreement (“Testing Agreement”) with Medicines for Malaria Venture (“MMV”), a foundation established in Switzerland, and UNC-CH, pursuant to which the Company, with the support of MMV and UNC-CH, conducted a proof of concept study of the dicationic first drug candidate pafuramidine for the treatment of malaria.

Under the terms of the Testing Agreement, MMV committed to pay for human clinical trials and, subject to certain milestones, regulatory preparation and filing costs for the approvals to market pafuramidine to treat malaria. In return for MMV’s funding, the Company is required, when selling malaria drugs derived from this research into “malaria-endemic countries,” as defined, to sell such drugs at affordable prices.  An affordable price is defined in the Testing Agreement to mean a price not to be less than the cost to manufacture and deliver the drugs plus administrative overhead costs (not to exceed 10% of the cost to manufacture) and a modest profit. There are no price constraints on product sales into non-malaria-endemic countries.  The Company must, however, pay to MMV a royalty not to exceed 7% of net sales, as defined, on product sales into non-malaria-endemic countries, until the amount funded under the Testing Agreement and amounts funded under a related discovery agreement between MMV and UNC-CH is refunded to MMV at face value.  The Company and MMV agreed to terminate the Testing Agreement effective as of February 10, 2006.  The Company received approximately $5,636,000 under this contract.

The Company recognized revenues of approximately $2,663,000, and $396,000 during the years ended March 31, 2006, and 2007, respectively, for expenses incurred related to activities within the scope of the Testing Agreement.  At March 31, 2006 and 2007, the Company has approximately $396,000 and $0, respectively, recorded as deferred revenue with respect to this agreement.  There was no activity in the year ended March 31, 2008.

On June 8, 2007, the Company entered into an exclusive licensing agreement pursuant to which the Company licensed to Par Pharmaceutical Companies, Inc. (“Par”) commercialization rights in the U.S. to pafuramidine for the treatment of PCP in AIDS patients (“Par License Agreement”). The Company and Par could also collaborate on efforts to develop pafuramidine as a preventative therapy for patients at risk of developing PCP, including people living with HIV, cancer and other immunosuppressive conditions.

In return, the Company received an initial payment of $3 million.  Par was to also pay the Company as much as $29 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and FDA regulatory review and approval.  In addition to royalties on sales, the Company could have received up to $115 million in additional milestone payments on future sales and retain the right to co-market pafuramidine in the U.S.  The Company granted Par a right of first offer to enter into a license agreement with it if the Company determined that pafuramidine could be used for the treatment and/or prophylaxis of malaria.  As a result of the discontinuation of the pafuramidine program, the Company recognized approximately $1,619,000 and $2,558,000, respectively, of deferred income in the fourth quarter and the year ended March 31, 2008. The Par License Agreement was terminated by Par on May 9, 2008.

On December 3, 2007, the Company entered into a licensing agreement with BioAlliance Pharma SA (“BioAlliance”) pursuant to which the Company granted BioAlliance and its affiliates an exclusive license to commercialize pafuramidine in Europe for the treatment of PCP in AIDS patients and African sleeping sickness (“BioAlliance License Agreement”). The Company also granted BioAlliance an option to commercialize pafuramidine in Europe for the prevention and treatment of malaria in travelers.  Pursuant to the BioAlliance License Agreement, the Company received an initial payment of $3 million from BioAlliance, and it could receive an additional $13 million upon achieving certain regulatory and pricing milestones. In addition, the Company may receive an additional $10 million upon achieving certain sales milestones and also receive double-digit royalties based on sales.  As a result of the discontinuation of the pafuramidine program, the Company recognized approximately

$2,445,000 and $2,558,000, respectively, of deferred income in the fourth quarter and the year ended March 31, 2008.

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

The Company has reviewed data from the Phase I safety study with experts in liver and kidney diseases, the Company’s consortium scientific advisors and governance council, and the Data Safety Monitoring Board members recommended that the development of pafuramidine be discontinued. Subsequently the program was discontinued effective February 22, 2008.  Such experts are assisting the Company in preparing a report to be submitted to the FDA reviewing data related to the liver and kidney functions of subjects from the Company’s clinical trials. In addition, the Company has implemented a risk management plan to monitor potential liver and kidney abnormalities in pafuramidine studies related to African sleeping sickness, PCP and malaria, which will be submitted to the FDA as a part of the report.

10.	OTHER COMMITMENTS AND CONTINGENCIES

Operating Leases – In October 2004, the Company entered into an amendment to the lease of its main office and research facility under an operating lease that requires lease payments starting in March 2005 of approximately $8,200 per month through March 2008 and $8,600 from April 2008 through March 2010.  The Company is required to pay certain real estate and occupancy costs.  In July 1999, the Company began leasing an additional office facility from RADE, a consultant who previously provided services to the Company, on a month-to-month basis, for approximately $10,100 per month, which as of February 2008 has been raised to approximately $12,000 per month.  In December 2007, the Company entered into a one year lease of an office facility in Beijing, China that requires monthly lease payments of approximately $5,000 with an option to extend the lease upon sixty days notice prior to the end of the lease.  Additionally in November 2007, the Company entered into a one year residential lease in Beijing, China that requires monthly lease payments of approximately $1,800.  Total rent expense was approximately $252,000, $256,000 and $290,000 for all leases during the years ended March 31, 2006, 2007, and 2008, respectively.

As of March 31, 2008, future minimum lease payments required under the aforementioned noncancellable operating leases approximated the following:

Year Ending March 31,	Lease Payments
2009	166,000
2010	99,000
Total	$265,000

Other Contingencies – On August 12, 2003, the Company filed a lawsuit against Neurochem, Inc. (“Neurochem”) alleging that Neurochem misappropriated the Company’s trade secrets by filing a series of patent applications relating to compounds synthesized and developed by the Consortium, with whom Immtech has an exclusive licensing agreement.  The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat Alzheimer’s disease (the “Neurochem Testing Agreement”).  Pursuant to the terms of the Neurochem Testing Agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech’s prior written consent, to immediately advise Immtech if any invention was discovered and to cooperate with Immtech and its counsel in filing any patent applications.

In its complaint, the Company also alleged, among other things, that Neurochem fraudulently induced the Company into signing the Neurochem Testing Agreement, and breached numerous provisions of the Neurochem Testing Agreement, thereby blocking the development of the Consortium’s compounds for the treatment of Alzheimer’s disease.  By engaging in these acts, the Company alleged that Neurochem has prevented the public from obtaining the potential benefit of new drugs for the treatment of Alzheimer’s disease, which would compete with Neurochem’s Alzhemed drug.

Since the filing of the complaint, Neurochem had aggressively sought to have an International Chamber of Commerce (“ICC”) arbitration panel hear this dispute, as opposed to the federal district court in which the action was originally filed.  The Company agreed to have a three member ICC arbitration panel (the “Arbitration Panel”) hear and rule on the dispute on the expectation that the Arbitration Panel would reach a more timely and economical resolution.

The ICC hearing was held September 7 to September 20, 2005.  Final papers were filed by both parties on November 2, 2005.  The ICC tribunal closed the hearing on April 17, 2006.

On June 9, 2006, the International Court of Arbitration of the ICC notified the parties that (i) the Arbitral Tribunal found that Neurochem breached the Neurochem Testing Agreement and awarded Immtech approximately $1.9 million in damages and attorneys’ fees and costs, which was received, and (ii) denied all of Neurochem’s claims against Immtech.

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

In 2005, one of the breach of contract claims was dismissed upon the Company’s motion for summary judgment. On October 26, 2006, a preliminary pre-trial conference was held and the court granted the Company's motions in limine to exclude plaintiffs’ damage claim for lost profits and prohibited plaintiff from offering expert testimony at trial on this issue. The court subsequently granted a motion to sever the trial on Count V, regarding the technology license agreement, from the trial on the remaining counts. The trial on the remaining counts concluded on December 7, 2007, and a jury returned a verdict against the Company and certain officers and directors for a total amount of $361,704.90. The Company immediately filed a motion with the court seeking to overturn the jury verdict, which the court subsequently denied.

In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits.  Separately, the Company's officers and directors have appealed the jury’s finding on the intentional interference with contractual relations claim.  The United States Court of Appeals for the Seventh Circuit has consolidated these appeals and now will be briefed to the appellate court.  The last brief is now scheduled to be filed in September 2008.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company did not pay any income taxes or interest during the years ended March 31, 2006, 2007 and 2008.

Non-Cash Transactions

During the years ended March 31, 2006, 2007 and 2008, the Company issued common stock, common stock options and warrants or modified existing arrangements as compensation for services and also engaged in certain other non-cash investing and financing activities.  The amounts of these other transactions are summarized as follows:

	Year Ended March 31,
	2006	2007	2008
Convertible preferred stock dividends recorded	478,275	550,574	528,587
Issuance of common stock as payment of convertible preferred stock dividends	441,565	531,522	536,436
Issuance of common stock for conversions of convertible preferred stock	1,787,159	1,237,188	520,851

12.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited selected quarterly information (amounts in thousands, except per share amounts):

	Fiscal Quarter Ended				Fiscal Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Statements of Operations Data:
REVENUES	$ 6,025(6)	$ 1,835	$ 1,030	$ 826	$ 1,339	$ 546	$ 491	$1,942
EXPENSES:
Research and development	3,155	4,214	2,283	1,918	2,674	1,862	1,755	2,469
General and administrative	2,243(7)	2,926	2,214(5)	1,717	1,881	2,630(4)	2,364	2,220(2)
Other							(1,875) (3)
Total expenses	5,398	7,140	4,497	3,635	4,555	4,492	2,244	4,689
INCOME/(LOSS) FROM OPERATIONS	627	(5,305)	(3,467)	(2,809)	(3,216)	(3,946)	(1,753)	(2,747)
OTHER INCOME(EXPENSE):
Interest income	59	101	132	148	131	117	132	150
NET LOSS					(3,085)	(3,829)	(1,621)	(2,597)
PREFERRED STOCK DIVIDENDS AND PREFERRED STOCK PREMIUM DEEMED DIVIDENDS(1)	(126)	(133)	(135)	(135)	(134)	(137)	(137)	(143)
NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ 560	$ (5,336)	$ (3,469)	$ (2,796)	$ (3,219)	$ (3,966)	$ (1,758)	$ (2,740)

NET INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income/(loss)	$ 0.04	$ (0.33)	$ (0.22)	$ (0.17)	$ (0.21)	$ (0.27)	$ (0.12)	$ (0.19)
Preferred Stock dividends	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ 0.03	$ (0.34)	$ (0.23)	$ (0.18)	$ (0.22)	$ (0.28)	$ (0.13)	$ (0.20)

(1)	See Note 8 to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on the Preferred Stock dividends.

(2)
Includes $36 of costs relating to the issuance of 5,000 common shares to Tulane University for the AQ-13 agreement and $36 of costs relating to the issuance of 5,000 common shares under the T. Stephen Thompson retirement agreement.

(3)
Includes the award by the International Court of Arbitration of the International Chamber of Commerce for the breach of a testing agreement by Neurochem, Inc., and attorneys’ fees and costs of approximately $1,875,000.

(4)	Includes $564 of costs relating to the issuance of 80,000 common shares to China Pharmaceutical for the attainment of certain milestones.

(5)	Includes $172 of costs relating to the issuance of 50,000 warrants to a consultant and $118 of costs relating to the issuance of 30,000 warrants to an investor relations firm.

(6)
Includes $1,619 relating to revenue from the license agreement with Par Pharmaceutical Companies, Inc. and $2,444 relating to revenue from the license agreement with BioAlliance Pharma SA.  The revenue comes about by the discontinuation of the pafuramidine project.  See Notes 1 and 9  to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on revenue recognition.

(7)	Includes $440 of costs relating to the two year extension of the China Harvest International, Ltd. warrants.

13.	SUBSEQUENT EVENT

On May 9, 2008, the Company received formal notification of the cancellation of the exclusive licensing agreement pursuant to which we had licensed to Par Pharmaceutical Companies, Inc. (“Par”) commercialization rights in the United States to pafuramidine for the treatment of PCP in AIDS patients.

* * * * * *