Form 10-Q
period 2008-06-30
IMMTECH PHARMACEUTICALS, INC.
filed 2008-08-11
CIK 882509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

Commission file number: 001-14907

IMMTECH PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1523370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North End Avenue, New York, New York	10282
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 791-2911

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer       ☐       Accelerated filer        ☒       Non-accelerated filer   ☐  Smaller reporting company       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of August 7, 2008, 15,940,288 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

Table of Contents
Page

- i -

PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements.
IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	March 31,
ASSETS	2008	2008

CURRENT ASSETS:
Cash and cash equivalents	$3,573,712	$5,996,157
Restricted funds on deposit	2,001,101	3,776,253
Other receivables		54,205
Other current assets	375,444	253,014

Total current assets	5,950,257	10,079,629

PROPERTY AND EQUIPMENT - Net	78,648	89,519

PREPAID RENT	3,215,582	3,234,314

OTHER ASSETS	34,142	34,142

TOTAL	$9,278,629	$13,437,604

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,450,861	$2,938,511
Accrued expenses	530,986	499,770
Deferred revenue	1,244,322	2,399,676

Total current liabilities	3,226,169	5,837,957

Total liabilities	3,226,169	5,837,957

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of June 30, 2008 and March 31, 2008.
Series A convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 320,000 shares authorized, 42,500 and 50,500 shares issued and outstanding as of June 30, 2008 and March 31, 2008, respectively; aggregate liquidation preference
of $1,075,414 as of June 30, 2008.	1,075,414	1,296,831
Series B convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 240,000 shares authorized, 9,464 and 11,464 shares issued and outstanding as of June 30, 2008 and March 31, 2008, respectively; aggregate liquidation preference
of $240,220 as of June 30, 2008.	240,220	296,780
Series C convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of June 30, 2008 and March 31, 2008; aggregate liquidation preference
of $1,157,639 as of June 30, 2008.	1,157,639	1,180,345
Series D convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 200,000 shares authorized, 117,200 shares issued and outstanding as of June 30, 2008 and March 31, 2008; aggregate liquidation preference
of $2,916,452 as of June 30, 2008.	2,916,452	2,959,533
Series E convertible preferred stock, par value $0.01 per share, stated value
$25 per share, 167,000 shares authorized, 97,800 and 98,600 shares issued and outstanding as of June 30, 2008 and March 31, 2008, respectively;
aggregate liquidation preference of $2,475,909 as of June 30, 2008.	2,475,909	2,533,107
Common stock, par value $0.01 per share, 100,000,000 shares
authorized, 15,940,288 and 15,597,768 shares issued and outstanding
as of June 30, 2008 and March 31, 2008, respectively.	159,403	155,978
Additional paid-in capital	110,977,443	110,743,899
Deficit accumulated during the developmental stage	(112,950,020)	(111,566,826)

Total stockholders' equity	6,052,460	7,599,647

TOTAL	$9,278,629	$13,437,604

See notes to consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			October 15,
			1984
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008

REVENUES	$1,140,909	$826,349	$35,940,905

EXPENSES:
Research and development	1,494,414	1,917,812	73,178,132
General and administrative	924,242	1,717,288	74,001,554
Other (litigation settlement)			(1,874,454)
Equity in loss of joint venture	-	-	135,002

Total expenses	2,418,656	3,635,100	145,440,234

LOSS FROM OPERATIONS	(1,277,747)	(2,808,751)	(109,499,329)

OTHER INCOME (EXPENSE):
Interest income	20,968	147,763	1,934,544
Interest expense			(1,129,502)
Loss on sales of investment securities - net			(2,942)
Cancelled offering costs			(584,707)
Gain on extinguishment of debt	-	-	1,427,765

Other income	20,968	147,763	1,645,158

NET LOSS	(1,256,779)	(2,660,988)	(107,854,171)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE
PREFERRED STOCK PREMIUM DEEMED DIVIDENDS	(126,415)	(134,997)	(7,465,748)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM
AMORTIZATION AND DIVIDENDS	-	-	2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,383,194)	$(2,795,985)	$(112,950,020)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS:
Net loss	$(0.08)	$(0.17)
Convertible preferred stock dividends and convertible
preferred stock premium deemed dividends	(0.01)	(0.01)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$(0.09)	$(0.18)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER SHARE	15,846,874	15,370,054

See notes to consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			October 15,
			1984
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008
OPERATING ACTIVITIES:
Net loss	$(1,256,779)	$(2,660,988)	$(107,854,171)
Adjustments to reconcile net loss to net cash used in
operating activities:
Compensation recorded related to issuance of common stock,
common stock options and warrants	(290,345)	492,793	33,574,442
Depreciation and amortization of property and equipment	32,314	37,113	1,365,551
(Gain)/Loss on disposal of fixed assets			5,982
Equity in loss of joint venture			135,002
Loss on sales of investment securities - net			2,942
Amortization of debt discounts and issuance costs			134,503
Gain on extinguishment of debt			(1,427,765)
Changes in assets and liabilities:
Other receivables	54,205
Other current assets	(122,430)	(405,146)	(375,444)
Other assets		(177,631)	(34,142)
Accounts payable	(1,487,650)	(1,219,849)	1,778,396
Accrued expenses	31,216	45,226	1,193,999
Deferred revenue	(1,155,354)	2,163,782	1,244,322

Net cash provided used in operating activities	(4,194,823)	(1,724,700)	(70,256,383)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,711)		(1,638,833)
Restricted funds on deposit	1,775,152	1,436,479	(2,001,101)
Advances to joint venture			(135,002)
Proceeds from maturities of investment securities			1,800,527
Purchases of investment securities	-	-	(1,803,469)

Net cash provided by (used in) investing activities	1,772,441	1,436,479	(3,777,878)

FINANCING ACTIVITIES:
Advances from stockholders and affiliates			985,172
Proceeds from issuance of notes payable			2,645,194
Principal payments on notes payable			(218,119)

Payments for debt issuance costs			(53,669)
Payments for extinguishment of debt			(203,450)
Net proceeds from issuance of redeemable preferred stock			3,330,000
Net proceeds from issuance of convertible preferred stock and warrants			17,085,434
Payments of convertible preferred stock dividends and for fractional shares of
common stock resulting from the conversions of convertible preferred stock	(63)	(449)	(6,041)
Net proceeds from issuance of common stock			53,798,490
Additional capital contributed by stockholders	-	-	245,559

Net cash provided by (used in) financing activities	(63)	(449)	77,607,973

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,422,445)	(288,690)	3,573,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,996,157	12,461,795	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,573,712	$12,173,125	$3,573,712

See notes to consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by Immtech Pharmaceuticals, Inc. and its subsidiaries (the “Company” or “Immtech”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  The Company, with a fiscal year ending March 31, believes that the disclosures made are adequate to prevent the financial information given from being misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.	COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Immtech Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) (the “Company”) is focused on global opportunities in the healthcare sector.  Immtech aims to leverage its established expertise and other assets in both new drug sales and enhanced healthcare-related services, including research and information-providing services, for developed and developing countries.  We plan to further our focus on the discovery and development of drugs to treat infectious diseases.  In addition to our internal drug discovery program, we plan to partner with local institutions to provide contract research services (“CRS”) in China and anticipate cultivating business opportunities to distribute healthcare information via electronic content in China and potentially throughout Asia.

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

The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to the technology.  The scientific consortium includes scientists from The University of North Carolina at Chapel Hill (“UNC-CH”), Georgia State University (“Georgia State”), Duke University (“Duke University”) and Auburn University (“Auburn University”) (collectively, the “Scientific Consortium”).  The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and worked to commercialize the aromatic cation pharmaceutical technology platform (the Company acquired its rights to the aromatic cation technology platform in

1997 and promptly thereafter commenced development of its current programs).  The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including:  (i) laboratory research, (ii) animal and human trials and (iii) the manufacturing of pharmaceutical drugs.

The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2009, if at all.

The Company also intends to increase its presence in China by: (i) bringing approved drugs, health products and services from developed markets to China for sales and distribution, (ii) partnering with local Chinese institutions to provide CRS to other international companies involved in drug development and (iii) distributing healthcare information to patients, and continuing education and training programs to professional medical staff.

Going Concern Presentation and Related Risks and Uncertainties – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since inception, the Company has incurred accumulated net losses of approximately $107,854,000.  Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts.  In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements.  There can be no assurance that the Company’s activities will lead to the development of commercially viable products.  The Company’s operations to date have consumed substantial amounts of cash.  The negative cash flow from operations is expected to continue in the foreseeable future.  The Company believes it will require substantial additional funds to commercialize its drug candidates.  The Company’s cash requirements may vary materially from those now planned when and if the following become known: formation and development of relationships with strategic partners, changes in the focus and direction of development programs, results of research and development efforts, results of clinical testing, responses to grant requests, , competitive and technological advances, requirements in the regulatory process and other factors.  Changes in circumstances in any results of our new global business initiatives may require the Company to allocate substantially more funds than are currently available or than management intends to raise.

The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded, will be sufficient to meet the Company’s planned expenditures through December 2008, and through the sale of land use rights capital resources will be sufficient to support our operations beyond March 2009, although there can be no assurance the Company will not require additional funds. The decision to terminate the pafuramidine development program has significantly depressed the Company’s stock price and impaired its ability to raise additional funds.  The Company is evaluating its strategic alternatives with respect to all aspects of the business.  These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient funds to meet its obligations as they become due, complete the development and commercialization of drug candidates and, ultimately, generate sufficient revenues for profitable operations.  Management’s plans for the year, in addition to normal operations, include continuing financing efforts, obtaining additional research grants and entering into research and development agreements with other entities.

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

Restricted Funds on Deposit – Restricted funds on deposit consist of cash on deposit at a bank which are restricted for use in accordance with a clinical research subcontract agreement with UNC-CH.

Concentration of Credit Risk – The Company maintains its cash in commercial banks.  Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits.

Investment – The Company accounts for its investment in NextEra Therapeutics, Inc. (“NextEra”) on the equity method.  As of June 30, 2008 and March 31, 2008, according to NextEra’s disclosure, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock.  The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of June 30, 2008 and March 31, 2008.  Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses.  The Company does not provide, and has not provided, any financial guarantees to NextEra.

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

Revenue from licensing arrangements is recorded when earned based on the performance requirements of the contract.  Nonrefundable upfront license fees, for product candidates where the Company is providing continuing services related to product development, are deferred and recognized as revenue over the development period or as the Company provides services required under the relevant agreement.  The timing and amount of revenue the Company recognizes from licenses, either from upfront fees or milestones where the Company is providing continuing services related to product development, is dependent upon the Company’s estimates of filing dates.  As product candidates move through the development process, it is necessary to revise these estimates to consider changes to the product development cycle, such as changes in the clinical development plan, regulatory requirements, or various other factors, many of which may be outside of the Company’s control.  The impact on revenue changes in the Company’s estimates and the timing thereof, is recognized prospectively over the remaining estimated product development period.

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

Net Income (Loss) Per Share – Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method.  Diluted net loss per share was the same as the basic net loss per share for the three month periods ended June 30, 2008 and June 30, 2007, as none of the Company’s outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.

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

Fair Value of Financial Instruments – The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of June 30, 2008 and March 31, 2008 based on the short-term nature of the instruments.

Segment Reporting – The Company is a development stage pharmaceutical company that operates as one segment.

Comprehensive Loss – There were no differences between comprehensive loss and net loss for the three month periods ended June 30, 2008 and 2007, respectively.

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

New Accounting Standard – The Company adopted Financial Accounting Standards Board (“FASB”), Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on April 1, 2007.  The adoption of FIN 48 did not have an impact.  At the adoption date and as of June 30, 2008, the Company does not have a liability for uncertain tax benefits.  The Company does not presently expect any reasonably possible material change to the estimated amount of liability associated with its uncertain tax positions during the next twelve months.  Additionally, there were no interest or penalties related to income taxes that have been accrued or recognized for open tax years.

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

New Accounting Standard – In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  Subsequently in February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157.  FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  SFAS 157 is effective for us in fiscal year 2009.  The impact of adoption has not been material.

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

New Accounting Standard – In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that (a) noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for us in fiscal year 2009 and should be applied prospectively.  However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.  The Company does not expect the impact of adoption to be material.

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

Series A Convertible Preferred Stock - On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share (“Series A Certificate of Designation”).  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $12,914 and $34,331 of accrued preferred stock dividends at June 30, 2008 and March 31, 2008, respectively.  Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price A”), subject to certain adjustments, as defined in the Series A Certificate of Designation.  On April 15, 2007, the Company issued 6,308 shares of common stock and paid $87 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 40,686 shares of common stock and paid $15 in lieu of fractional common shares as dividends on the preferred shares.  During the three month period ended June 30, 2007, there were no conversions.  During the three month period ended June 30, 2008 a preferred shareholder converted 8,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 47,141 shares of common stock.

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

Series B Convertible Preferred Stock - On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share (“Series B Certificate of Designation”).  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $3,620 and $10,180 of accrued preferred stock dividends as of June 30, 2008 and March 31, 2008, respectively.  Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.00 conversion price (the “Conversion Price B”), subject to certain adjustments, as defined in the Series B Certificate of Designation.  On April 15, 2007, the Company issued 2,040 shares of common stock and paid $30 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 12,316 shares of common stock and paid $3 in lieu of fractional common shares as dividends on the preferred shares.    During the three month period ended June 30, 2007, there were no conversions.  During the three month period ended June 30, 2008, a preferred shareholder converted 2,000 shares of Series B Convertible Preferred Stock, including accrued dividends, for 13,129 shares of common stock.

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

Series C Convertible Preferred Stock - On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share (“Series C Certificate of Designation”).  Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $19,239 and $41,945 of accrued preferred stock dividends as of June 30, 2008 and March 31, 2008, respectively.   Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price C”), subject to certain adjustments, as defined in the Series C Certificate of Designation.  On April 15, 2007, the Company issued 6,900 shares of common stock and paid $99 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 48,919 shares of common stock and paid $14 in lieu of fractional common shares as dividends on the preferred shares.  During the three month periods ended June 30, 2007 and 2008, there were no conversions.

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

Series D Convertible Preferred Stock – On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share (“Series D Certificate of Designation”).  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $36,452 and $79,533 of accrued preferred stock dividends as of June 30, 2008 and March 31, 2008, respectively.  Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $9.00 conversion price (the “Conversion Price D”), subject to certain adjustments, as defined in the Series D Certificate of Designation. On April 15, 2007, the Company issued 13,334 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares.  On April 15, 2008, the Company issued 92,831 shares of common stock and paid $16 in lieu of fractional common shares as dividends on the preferred shares.  During the three month periods ended June 30, 2007 and 2008, there were no conversions.

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

Series E Convertible Preferred Stock –On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share (“Series E Certificate of Designation”).  Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding.  The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined.  Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $30,909 and $68,107 of accrued preferred stock dividends as of June 30, 2008 and March 31, 2008, respectively.  Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $7.04 conversion price (the “Conversion Price E”), subject to certain adjustments, as defined in the Series E Certificate of Designation.  On April 15, 2007, the Company issued 12,531 shares of common stock and paid $132 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 79,532 shares of common stock and paid $13 in lieu of fractional common shares as dividends on the preferred shares.  During the three month period ended June 30, 2007, a preferred shareholder converted 2,000 shares of Series E Convertible Preferred Stock, including accrued dividends, for 7,159 shares of common stock.  During the three month period ended June 30, 2008, a preferred stockholder converted 800 shares of Series E Convertible Preferred Stock, including accrued dividends, for 3,035 shares of common stock.

The Company may at any time after December 1, 2006, require that any or all outstanding shares of Series E Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series E Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined.  The number of shares of common stock to be received by the holders of the Series E Convertible Preferred Stock upon a mandatory conversion by us is determined by (i) dividing the Liquidation Price by the Conversion Price E provided that the closing bid price for the Company’s common stock exceeds $10.56 for 20 out of 30 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price by the Conversion Price E.  The Conversion Price E is subject to certain adjustments, as defined in the Series E Certificate of Designation.

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

Common Stock – No common stock other than through the exercise of options or conversion of preferred shares was issued.

Warrants – No warrants were exercised in the three month periods ended June 30, 2007 and 2008.

Incentive Stock Programs – At the stockholders’ meeting held November 12, 2004, the stockholders’ approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares.  At the stockholders’ meeting held November 29, 2007, the stockholders approved the 2007 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance an additional 1,500,000 shares.  Options granted under the 2000 and 2007 Stock Incentive Plans that expire are available to be reissued.  During the three month periods ended June 30, 2007 and 2008, 81,000 and 7,500 options, respectively, previously granted under the 2000 and 2007 Stock Incentive Plans expired and were available to be reissued.  During the three month period ended June 30, 2007, the Company issued 7,500 options to purchase shares of common stock.  During the three month period ended June 30, 2008, no options were issued.  As of June 30, 2008, there were a total of 1,600,774 shares available for grant. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years.  The options generally vest over periods ranging from 0 to 3 years.

The Company recognized approximately $493,000 of compensation cost for the three month period ended June 30, 2007. The Company recognized approximately $319,000 of compensation cost offset by a credit of approximately $609,000 due to the change in forfeiture rate during the three month period ended June 30, 2008.  During this period, the Company modified the estimated annual forfeiture rate used in recognizing compensation expense for unvested stock options, which in fiscal year ended 2008 had been 5% to 34%.  The benefit realized in the period ended June 30, 2008 correlates to the downsizing of personnel and planned departures thereafter.  During the three month period ended June 30, 2008, 11,387 options were exercised on a cashless basis resulting in 4,931 common shares being issued with an exercise price of $0.46

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model.  The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding).  Expected implied volatility is based on the volatility of the Company’s exchange traded options for the Company’s common stock.  The risk-free interest rate is based on the U.S. treasury security rate in effect over the estimated life of the option. There is no dividend yield.  The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three month period ended June 30, 2007.  No options were granted during the three month period ended June 30, 2008.

Three Months Ended June 30,
2007

Risk free interest rate	5.11%
Average life of options (years)	10.0
Volatility	75%
Dividend yield	-0-

A summary of stock option activity as of and for the three month period ended June 30, 2008, is presented below:

	Shares	Exercise Price Per Share (*)	Remaining Contractual Term(*) in Years
Outstanding at March 31, 2008	2,098,113	$8.92
Granted	-
Exercised	(11,387)	0.46
Forfeited or expired	(62,990)	2.33

Outstanding at June 30, 2008	2,023,736	8.76	6.91
Exercisable at June 30, 2008	1,693,388	9.24	6.48
(*) Weighted-average

The weighted-average grant date fair value of options granted during the three month periods ended June 30, 2007 and 2008 was $6.67 and $0, respectively.  The intrinsic value of options exercised during the three month period ended June 30, 2008 was approximately $7,000.  No options were exercised during the three month period ended June 30, 2007.  The intrinsic value of stock options outstanding during the three month periods ended June 30, 2007 and 2008 was approximately $2,774,000 and $0, respectively.

As of June 30, 2008, there was approximately $930,000 of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2000 and 2007 Stock Incentive Plans that is expected to be recognized as a charge to earnings over a weighted-average period of 0.7 years.  As of June 30, 2008, 1,337,336 options have vested or are expected to vest with a weighted-average exercise price of $6.82, a weighted-average remaining life of 6.92 years, and with an intrinsic value of $0.

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

As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a license agreement with the Scientific Consortium whereby the Company received the exclusive license to commercialize the aromatic cation technology platform and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997, and which also incorporated into such License Agreement the Company’s existing license with the Scientific Consortium with regard to the Current Compounds (the “License Agreement”).  Also pursuant to the Consortium Agreement, the original licensee transferred to the Company the worldwide license and exclusive right to commercially use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to the third-party.

The Consortium Agreement provides that the Company is required to pay to UNC-CH, on behalf of the Scientific Consortium, reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium’s aromatic cation technology platform.  Each month on behalf of the inventor scientist or university, as the case may be, UNC-CH submits an invoice to the Company for payment of patent-related fees related to current compounds or future compounds incurred prior to the invoice date.  The Company is also required to make milestone payments in the form of the issuance of 100,000 shares of its common stock to the Scientific Consortium when it files its first initial New Drug Application (“NDA”) or an Abbreviated New Drug Application (“ANDA”) based on Scientific Consortium technology.  The Company is also required to pay to UNC-CH on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of “current products” and “future products” (products based directly or indirectly on Current Compounds and Future Compounds, respectively) and (ii) a percentage of any fees we receive under sublicensing arrangements.  With respect to products or licensing arrangements emanating from Duke University technology, the Company is required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.

Under the License Agreement, the Company must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as the Company chooses to retain the license to such patents.

During the three month periods ended June 30, 2007 and 2008, the Company expensed approximately $192,000 and $105,000, respectively, of payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research.    Included in accounts payable as of June 30, 2008 and March 31, 2008, were approximately $385,000, and $755,000, respectively, due to UNC-CH and certain other Scientific Consortium universities.

In November 2000, The Bill & Melinda Gates Foundation (“Foundation”) awarded a $15,114,000 grant to UNC-CH to develop new drugs to treat Human Trypanosomiasis (“African sleeping sickness”) and leishmaniasis.  On March 29, 2001, UNC-CH entered into a clinical research subcontract agreement with the Company, whereby the Company was to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Foundation grant.

In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of Phase IIB/III clinical trials to treat African sleeping sickness and improved manufacturing processes.  The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000.  Grant funds paid in advance of the Company’s delivery of services are treated as restricted funds and must be segregated from other funds and used only for the purposes specified. In March 2006, the Company amended and restated the clinical research subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment for the Company of approximately $13.6 million from the Foundation.  Under the amended and restated clinical research subcontract, the Company received on May 24, 2006 the first payment of approximately $5,649,000 of the five year approximately $13,601,000 contract.

Approximately $678,000 and $1,025,000 was utilized for clinical and research purposes conducted and expensed during the three months ended June 30, 2007 and 2008, respectively.  The Company has recognized revenues of approximately $678,000 and $1,025,000 during the three months ended June 30, 2007 and 2008, respectively.  The remaining amount (approximately $1,223,000 as of June 30, 2008) has been deferred and will be recognized as revenue over the term of the amended and restated clinical research subcontract as the services are performed.

On June 8, 2007, the Company entered into an exclusive licensing agreement pursuant to which the Company licensed to Par Pharmaceutical Companies, Inc. (“Par”) commercialization rights in the U.S. to pafuramidine for the treatment of pneumocystis pneumonia (“PCP”) in AIDS patients (“Par License Agreement”). Under the Par License Agreement, the Company and Par also contemplated collaborating on efforts to develop pafuramidine as a preventative therapy for patients at risk of developing PCP, including people living with HIV, cancer and other immunosuppressive conditions.

In return, the Company received an initial payment of $3 million.  Par was to also pay the Company as much as $29 million in development milestones if pafuramidine advanced through ongoing Phase III clinical trials and the United States Food and Drug Administration (“FDA”) regulatory review and approval.  In addition to royalties on sales, the Company could have received up to $115 million in additional milestone payments on future sales and retain the right to co-market pafuramidine in the U.S.  The Company granted Par a right of first offer to enter into a license agreement with it if the Company determined that pafuramidine could be used for the treatment and/or prophylaxis of malaria.  As a result of the discontinuation of the pafuramidine program, the Company recognized approximately $58,000 of deferred income in the three month period ended June 30, 2008. The Par License Agreement was terminated by Par on May 9, 2008.

On December 3, 2007, the Company entered into a licensing agreement with BioAlliance Pharma SA (“BioAlliance”) pursuant to which the Company granted BioAlliance and its affiliates an exclusive license to commercialize pafuramidine in Europe for the treatment of PCP in AIDS patients and African sleeping sickness (“BioAlliance License Agreement”). The Company also granted BioAlliance an option to commercialize pafuramidine in Europe for the prevention and treatment of malaria in travelers.  Pursuant to the BioAlliance License Agreement, the Company received an initial payment of $3 million from BioAlliance, and it was to have received an additional $13 million upon achieving certain regulatory and pricing milestones. In addition, the Company was to have received an additional $10 million upon achieving certain sales milestones and was to have received double-digit royalties based on sales.  As a result of the discontinuation of the pafuramidine program, the Company recognized approximately $58,000 of deferred income in the three month period ended June 30, 2008.

On December 20, 2007, the FDA informed the Company that it had placed all of the Company’s ongoing and projected clinical trials relating to the development of pafuramidine on clinical hold.  Subsequently the program was discontinued on February 22, 2008.

5.	LITIGATION

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

In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits.  Separately, the Company’s officers and directors have appealed the jury’s finding on the intentional interference with contractual relations claim.  The United States Court of Appeals for the Seventh Circuit has consolidated these appeals and now will be briefed to the appellate court.  The last brief is now scheduled to be filed in October 2008.

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

Results of Operations

With the exception of certain research funding agreements, license agreements and certain grants, we have not generated any revenue from operations.  For the period from inception (October 15, 1984) to June 30, 2008, we incurred cumulative net losses of approximately $107,854,000.  We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future.  We expect that our cash sources for at least the next year will be limited to:

•	payments from foundations and other collaborators under arrangements that may be entered into in the future;

•	payments from license agreement milestones;

•	grants from the United States government and other governments and entities; and

•	the issuance of securities, borrowing of funds or sale of property.

The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Three Month Period Ended June 30, 2008 Compared with the Three Month Period Ended June 30, 2007.

Revenues under collaborative research and development, and license agreements were approximately $826,000 and $1,141,000 for the three month periods ended June 30, 2007 and June 30, 2008, respectively.  For the three month period ended June 30, 2007, we recognized revenues of approximately $678,000 related to a clinical research subcontract agreement between us and UNC-CH and approximately $148,000 related to the Par License Agreement, while for the three month period ended June 30, 2008, revenues recognized of approximately $1,025,000 related to the abovementioned UNC-CH clinical research subcontract, $58,000 related to the Par License Agreement which has been cancelled, and $58,000 related to the Bio-Alliance License Agreement.

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

Research and development expenses decreased from approximately $1,918,000 to $1,494,000 for the three month periods ended June 30, 2007 and June 30, 2008, respectively.  Expenses relating to the UNC-CH clinical research subcontract increased from approximately $676,000 in the three month period ended June 30, 2007 to approximately $1,025,000 in the three month period ended June 30, 2008.  Additionally, contract services relating to trials for treatment of PCP and the subsequent termination decreased from approximately $1,005,000 to $221,000 in the same periods.  Other research and development expenses increased from approximately $237,000 to $248,000 over the same periods.

General and administrative expenses decreased from approximately $1,717,000 to $924,000 during the three month periods ended June 30, 2007 and June 30, 2008, respectively.  Legal fees decreased from approximately $215,000 in the three month period ended June 30, 2007 to approximately $100,000 in the three month period ended June 30, 2008.  The decrease is primarily attributable to the review of the Par License Agreement in the three month period ended June 30, 2007.  Patent fees increased from approximately $72,000 to $105,000 in the corresponding periods, respectively. Other general and administrative costs decreased by approximately $711,000 over the same periods.  This was primarily due to the change in the option forfeiture rate under SFAS No. 123(R) upon the reduction in personnel which resulted in a reversal of approximately $428,000 during the period ended June 30, 2008.

Our net loss decreased from approximately $2,661,000 to $1,257,000 during the three month periods ended June 30, 2007 and June 30, 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2008, cash and cash equivalents were approximately $3,574,000.

Capital expenditures were approximately $3,000 during the three month period ended June 30, 2008, compared to no expenditures for equipment during the same period in the previous year.  No significant purchases of equipment are anticipated by us during the year ending March 31, 2009.

We periodically receive cash from the exercise of common stock options and warrants.  During the three month periods ended June 30, 2007 and 2008, we did not receive any proceeds for the exercise of options or warrants.

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through at least December 2008, although there can be no assurance we will not require additional funds.

Through June 30, 2008, we financed our operations with:

•
proceeds from various private placements of debt and equity securities, secondary public stock offerings, our initial public offering (our “IPO”), and other cash contributed from stockholders, which in the aggregate raised approximately $77,608,000;

•
payments from research agreements, licensing agreements, foundation grants and Small Business Innovation Research (“SBIR”) grants and Small Business Technology Transfer program grants of approximately $35,941,000; and

•	the use of stock, options and warrants in lieu of cash compensation.

Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conducting human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to the Consortium Agreement, and, as contemplated by the Consortium Agreement, under the License Agreement with the Consortium, and general and administrative expenses.  Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.

Our future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), results of pre-clinical testing and human clinical trials, achievement of regulatory milestones, third party collaborators fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the engagement or development of manufacturing capabilities, our ability to maintain existing and establish new collaborative arrangements with others to provide funding to support these activities, and other factors.  In any event, we will require substantial additional funds in addition to our existing resources to develop product candidates and to otherwise meet our business objectives.

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

 Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits.  Separately, the Company’s officers and directors have appealed the jury’s finding on the intentional interference with contractual relations claim.  The United States Court of Appeals for the Seventh Circuit has consolidated these appeals and now will be briefed to the appellate court.  The last brief is now scheduled to be filed in October 2008.

Item 1A.	Risk Factors.

There are no material changes in risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

All such shares of common stock herein described as issuances below were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Option Exercise

On April 9, 2008, options to purchase 11,387 shares with an exercise price of $0.46 per share were exercised on a cashless basis.  Common shares in the amount of 4,931 were issued.

Conversion of Preferred Stock to Common Stock.

On June 13, 2008 a certain holder of Series A Convertible Preferred Stock, $0.01 par value (“Series A Stock”) converted 8,000 shares of Series A Preferred Stock into 47,141 shares of our common stock.

On June 13, 2008 a certain holder of Series B Convertible Preferred Stock, $0.01 par value (“Series B Stock”) converted 2,000 shares of Series B Preferred Stock into 13,129 shares of our common stock.

On June 13, 2008 a certain holder of Series E Convertible Preferred Stock, $0.01 par value (“Series E Stock”) converted 800 shares of Series E Preferred Stock into 3,035 shares of our common stock.

Preferred Stock Dividend Payment.

On April 15, 2008, we issued 274,284 shares of common stock as payment of a dividend earned on outstanding preferred stock to the holders thereof: holders of Series A Convertible Preferred Stock earned 40,686 shares of common stock on 42,500 outstanding shares; holders of Series B Convertible Preferred

Stock earned 12,316 shares of common stock on 9,464 outstanding shares; holders of Series C Convertible Preferred Stock earned 48,919 shares of common stock on 45,536 outstanding shares; holders of Series D Convertible Preferred Stock earned 92,831 shares of common stock on 115,200 outstanding shares; and holders of Series E Convertible Preferred Stock earned 79,532 shares of common stock on 97,800 outstanding shares.  We also paid holders of our outstanding preferred stock $62 in cash in lieu of fractional shares.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1 *	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMTECH PHARMACEUTICALS, INC.

Date: August 11, 2008	By:	/s/ Eric L. Sorkin
Eric L. Sorkin President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Gary C. Parks
Gary C. Parks Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)