Form 10-Q
period 2008-09-30
IMMTECH PHARMACEUTICALS, INC.
filed 2008-11-10
CIK 882509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ______.
Commission file number: 001-14907
IMMTECH PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1523370

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One North End Avenue, New York, New York	10282

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 791-2911

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
As of November 7, 2008, 16,479,851 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

- i -

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	March 31,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,077,195	$5,996,157
Restricted funds on deposit	952,500	3,776,253
Other receivables		54,205
Other current assets	236,746	253,014

Total current assets	3,266,441	10,079,629
PROPERTY AND EQUIPMENT — Net	67,748	89,519
PREPAID RENT	2,503,778	3,234,314
OTHER ASSETS	42,845	34,142

TOTAL	$5,880,812	$13,437,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$818,074	$2,938,511
Accrued expenses	424,086	499,770
Deferred revenue	735,664	2,399,676

Total current liabilities	1,977,824	5,837,957
Total liabilities	1,977,824	5,837,957

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of September 30, 2008 and March 31, 2008
Series A Convertible Preferred Stock, par value $0.01 per share, stated value $25 per share, 320,000 shares authorized, 32,500 and 50,500 shares issued and outstanding as of September 30, 2008 and March 31, 2008, respectively; aggregate liquidation preference of $834,537 as of September 30, 2008	834,537	1,296,831
Series B Convertible Preferred Stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 9,464 and 11,464 shares issued and outstanding as of September 30, 2008 and March 31, 2008, respectively; aggregate liquidation preference of $244,837 as of September 30, 2008	244,837	296,780
Series C Convertible Preferred Stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of September 30, 2008 and March 31, 2008; aggregate liquidation preference of $1,180,594 as of September 30, 2008	1,180,594	1,180,345
Series D Convertible Preferred Stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 115,200 shares issued and outstanding as of September 30, 2008 and March 31, 2008; aggregate liquidation preference of $2,960,007 as of September 30, 2008	2,960,007	2,959,533
Series E Convertible Preferred Stock, par value $0.01 per share, stated value $25 per share, 167,000 shares authorized, 97,800 and 98,600 shares issued and outstanding as of September 30, 2008 and March 31, 2008, respectively; aggregate liquidation preference of $2,512,886 as of September 30, 2008	2,512,886	2,533,107
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 16,001,300 and 15,597,768 shares issued and outstanding as of September 30, 2008 and March 31, 2008, respectively	160,013	155,978
Additional paid-in capital	111,516,707	110,743,899
Deficit accumulated during the developmental stage	(115,506,593)	(111,566,826)

Total stockholders’ equity	3,902,988	7,599,647

TOTAL	$5,880,812	$13,437,604

See notes to consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					October 15, 1984
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
REVENUES	$506,278	$1,030,333	$1,647,187	$1,856,682	$36,447,183

EXPENSES:
Research and development	990,488	2,282,839	2,484,902	4,200,651	74,168,620
General and administrative	1,268,409	2,213,918	2,192,651	3,931,206	75,269,963
Asset impairment charge	693,073		693,073		693,073
Other (litigation settlement)					(1,874,454)
Equity in loss of joint venture	—	—	—	—	135,002

Total expenses	2,951,970	4,496,757	5,370,626	8,131,857	148,392,204

LOSS FROM OPERATIONS	(2,445,692)	(3,466,424)	(3,723,439)	(6,275,175)	(111,945,021)

OTHER INCOME (EXPENSE):
Interest income	10,784	132,242	31,752	280,005	1,945,328
Interest expense					(1,129,502)
Loss on sales of investment securities — net					(2,942)
Cancelled offering costs					(584,707)
Gain on extinguishment of debt	—	—	—	—	1,427,765

Other income	10,784	132,242	31,752	280,005	1,655,942

NET LOSS	(2,434,908)	(3,334,182)	(3,691,687)	(5,995,170)	(110,289,079)
CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE PREFERRED STOCK PREMIUM DEEMED DIVIDENDS	(121,665)	(134,982)	(248,080)	(269,979)	(7,587,413)
REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM AMORTIZATION AND DIVIDENDS	—	—	—	—	2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,556,573)	$(3,469,164)	$(3,939,767)	$(6,265,149)	$(115,506,593)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss	$(0.15)	$(0.22)	$(0.23)	$(0.39)
Convertible preferred stock dividends and convertible preferred stock premium deemed dividends	(0.01)	(0.01)	(0.02)	(0.02)
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.16)	$(0.23)	$(0.25)	$(0.41)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	15,980,742	15,409,787	15,914,173	15,390,029

See notes to consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

					October 15,
					1984
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
OPERATING ACTIVITIES:
Net loss	$(2,434,908)	$(3,334,182)	$(3,691,687)	$(5,995,170)	$(110,289,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation recorded related to issuance of common stock, common stock options and warrants	285,437	901,158	(4,908)	1,393,951	33,859,879
Depreciation and amortization of property and equipment	30,984	36,387	63,298	73,500	1,396,535
(Gain)/Loss on disposal of fixed assets					5,982
Equity in loss of joint venture					135,002
Asset impairment charge	693,073		693,073		693,073
Loss on sales of investment securities — net					2,942
Amortization of debt discounts and issuance costs					134,503
Gain on extinguishment of debt					(1,427,765)
Changes in assets and liabilities:
Other receivables			54,205
Other current assets	138,698	104,701	16,268	(300,445)	(236,746)
Other assets	(8,703)	(118,421)	(8,703)	(296,052)	(42,845)
Accounts payable	(632,787)	61,192	(2,120,437)	(1,158,657)	1,145,609
Accrued expenses	(106,900)	(169,073)	(75,684)	(123,847)	1,087,099
Deferred revenue	(508,658)	(1,099,412)	(1,664,012)	1,064,370	735,664

Net cash used in operating activities	(2,543,764)	(3,617,650)	(6,738,587)	(5,342,350)	(72,800,147)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,353)		(4,064)		(1,640,186)
Restricted funds on deposit	1,048,600	988,556	2,823,752	2,425,035	(952,501)
Advances to joint venture					(135,002)
Proceeds from maturities of investment securities					1,800,527
Purchases of investment securities	—	—	—	—	(1,803,469)

Net cash provided by (used in) investing activities	1,047,247	988,556	2,819,688	2,425,035	(2,730,631)

FINANCING ACTIVITIES:
Advances from stockholders and affiliates					985,172
Proceeds from issuance of notes payable					2,645,194
Principal payments on notes payable					(218,119)
Payments for debt issuance costs					(53,669)
Payments for extinguishment of debt					(203,450)
Net proceeds from issuance of redeemable preferred stock					3,330,000
Net proceeds from issuance of convertible preferred stock and warrants					17,085,434
Payments of convertible preferred stock dividends and for fractional shares of common stock resulting from the conversions of convertible preferred stock		(17)	(63)	(466)	(6,638)
Net proceeds from issuance of common stock		295,911		295,911	53,798,490
Additional capital contributed by stockholders	—	—	—	—	245,559

Net cash provided by (used in) financing activities	—	295,894	(63)	295,445	77,607,973

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,496,517)	(2,333,200)	(3,918,962)	(2,621,870)	2,077,195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,573,712	12,173,125	5,996,157	12,461,795	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,077,195	$9,839,925	$2,077,195	$9,839,925	$2,077,195

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
Description of Business — Immtech Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) is focused on global opportunities in the healthcare sector and opportunities in China. Immtech aims to leverage its established expertise and other assets in both new drug sales and enhanced healthcare-related services, including research and information-providing services, for developed and developing countries. We plan to further our focus on the discovery and development of drugs to treat infectious diseases. In addition to our internal drug discovery program, we plan to partner with local institutions to provide contract research services (“CRS”) in China.
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
The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to the technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill (“UNC-CH”), Georgia State University (“Georgia State”), Duke University and Auburn University (collectively, the “Scientific Consortium”). The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and worked to commercialize the aromatic cation pharmaceutical technology platform. (The Company acquired its rights to the aromatic cation technology platform in 1997 and promptly thereafter commenced development of its current programs.) The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) animal and human trials and (iii) the manufacturing of pharmaceutical drugs.

The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2009, if at all.
The Company also intends to increase its presence in China by: (i) bringing approved drugs, health products and services from developed markets to China for sales and distribution, and (ii) partnering with local Chinese institutions to provide CRS to other international companies involved in drug development.
Going Concern Presentation and Related Risks and Uncertainties — The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Since inception, the Company has incurred accumulated net losses of approximately $110,289,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements. There can be no assurance that the Company’s activities will lead to the development of commercially viable products. The Company’s operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company’s cash requirements may vary materially from those now planned when and if the following become known: formation and development of relationships with strategic partners, changes in the focus and direction of development programs, results of research and development efforts, results of clinical testing, responses to grant requests, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any results of our new global business initiatives may require the Company to allocate substantially more funds than are currently available or than management intends to raise.
The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded, will be sufficient to meet the Company’s planned expenditures through January 2009, and through the sale of land use rights in Shenzhen, China, capital resources will be sufficient to support our operations through June 30, 2009, although there can be no assurance the Company will not require additional funds. The decision to terminate the pafuramidine development program has significantly depressed the Company’s stock price and impaired its ability to raise additional funds. The Company is evaluating its strategic alternatives with respect to all aspects of the business. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conducting human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to the Consortium Agreement, and, as contemplated by the Consortium Agreement, under the License Agreement with the Scientific Consortium, and general and administrative expenses. Over the next several years the Company expects to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.
The Company’s future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), results of pre-clinical testing and human clinical trials, achievement of regulatory milestones, third party collaborators fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the engagement or development of manufacturing capabilities, the Company’s ability to maintain existing and to establish new collaborative arrangements with others to provide funding to support these activities, and other factors. In any event, the Company will require substantial additional funds in addition to its existing resources to develop product candidates and to otherwise meet its business objectives.
The Company believes its existing unrestricted cash and cash equivalents and the grants it has received or has been awarded and is awaiting disbursement of, will be sufficient to meet its planned expenditures through at least January 2009, although there can be no assurance the Company will not require additional funds.
Principles of Consolidation — The consolidated financial statements include the accounts of Immtech Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of an amount on deposit at a bank and an investment in a money market mutual fund, stated at cost, which approximates fair value.
Restricted Funds on Deposit — Restricted funds on deposit consist of cash on deposit at a bank which are restricted for use in accordance with a clinical research subcontract agreement with UNC-CH.
Concentration of Credit Risk — The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits.
Investment — The Company accounts for its investment in NextEra Therapeutics, Inc. (“NextEra”) on the equity method. As of September 30, 2008 and March 31, 2008, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of September 30, 2008 and March 31, 2008. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guarantees to NextEra.
Property and Equipment — Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the life of the related lease or their useful lives.
Prepaid Rent — Prepaid rent relates to land use rights that the Company has recorded at cost and amortized using the straight-line method over the estimated useful life of fifty years.

Long-Lived Assets — The Company periodically evaluates the carrying value of its property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the asset which is measured by the difference between the fair value and the carrying value of the asset.
During the second quarter of fiscal year 2009, the Company recorded a non-cash asset impairment charge related to the land use rights in Shenzhen, China in the amount of $693,073. The changes result from the volatility and disruption of the capital and credit markets and adverse changes in the global economy.
Revenue Recognition — Grants to perform research have been the Company’s primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates. Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant. Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.
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
Research and Development Costs — Research and development costs are expensed as incurred and include costs associated with research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on the Company’s behalf.
Income Taxes — The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carry-forwards and other deferred income tax assets.

Net Income (Loss) Per Share — Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.” Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three and six month periods ended September 30, 2008 and September 30, 2007, as none of the Company’s outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock were dilutive.
Stock-Based Compensation — Effective April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method. SFAS 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model. The Black-Scholes valuation requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the financial statements.
Fair Value of Financial Instruments — The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of September 30, 2008 and March 31, 2008 based on the short-term nature of the instruments.
Segment Reporting — The Company is a development stage pharmaceutical company that operates as one segment.
Comprehensive Loss — There were no differences between comprehensive loss and net loss for the three and six month periods ended September 30, 2008 and 2007, respectively.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

New Accounting Standard — The Company adopted Financial Accounting Standards Board (“FASB”), Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on April 1, 2007. The adoption of FIN 48 did not have an impact. At the adoption date and as of September 30, 2008, the Company does not have a liability for uncertain tax benefits. The Company does not presently expect any reasonably possible material change to the estimated amount of liability associated with its uncertain tax positions during the next twelve months. Additionally, there were no interest or penalties related to income taxes that have been accrued or recognized for open tax years.
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Periods subject to examination for the Company’s federal tax return are the 1991 through 2007 tax years. In addition, open tax years related to state jurisdictions remain subject to examination but are not considered material.
New Accounting Standard — In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for us in fiscal year 2009. The impact of SFAS 141(R) will depend on future acquisitions.
New Accounting Standard — In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 is effective for us in fiscal year 2009. The impact of adoption has not been material.
New Accounting Standard — In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 establishes the irrevocable option to elect to carry certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for us in fiscal year 2009. The Company has assessed the standard and will not elect the fair value option.

New Accounting Standard — In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that (a) non-controlling (minority) interests be reported as a component of shareholders’ equity, (b) net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (c) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for us in fiscal year 2009 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company does not expect the impact of adoption to be material.
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
Series A Convertible Preferred Stock — On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying consolidated balance sheets are $22,037 and $34,331 of accrued preferred stock dividends at September 30, 2008 and March 31, 2008, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price A”), by a $4.42 conversion price (the “Conversion Price A”), subject to certain adjustments, as defined in the Series A Certificate of Designation. On April 15, 2007, the Company issued 6,308 shares of common stock and paid $87 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 40,686 shares of common stock and paid $15 in lieu of fractional common shares as dividends on the preferred shares. During the three and six month periods ended September 30, 2007 certain preferred stockholders converted 1,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 5,701 shares of common stock. During the three and six month periods ended September 30, 2008 certain preferred stockholders converted 10,000 and 18,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 61,012 and 108,153 shares of common stock, respectively.

The Company may at any time require that any or all outstanding shares of Series A Convertible Preferred Stock be converted into shares of the Company’s common stock, provided that the shares of common stock into which the Series A Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series A Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price A by the Conversion Price A, provided that the closing bid price for the Company’s common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price A by the Conversion Price A. The Conversion Price A is subject to certain adjustments, as defined in the Series A Certificate of Designation.
The Company may at any time, upon 30 days’ notice, redeem any or all outstanding shares of the Series A Convertible Preferred Stock by payment of the Liquidation Price A to the holder of such shares, provided that the holder does not convert the Series A Convertible Preferred Stock into shares of common stock during the 30 day period. The Series A Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series A Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, holders of Series A Convertible Preferred Stock and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.
Series B Convertible Preferred Stock — On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying consolidated balance sheets are $8,237 and $10,180 of accrued preferred stock dividends as of September 30, 2008 and March 31, 2008, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price B”), by a $4.00 conversion price (the “Conversion Price B”), subject to certain adjustments, as defined in the Series B Certificate of Designation. On April 15, 2007, the Company issued 2,040 shares of common stock and paid $30 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 12,316 shares of common stock and paid $3 in lieu of fractional common shares as dividends on the preferred shares. During the three and six month periods ended September 2007, there were no conversions. During the three month period ended September 30, 2008, there were no conversions. During the six month period ended September 30, 2008, a preferred shareholder converted 2,000 shares of Series B Convertible Preferred Stock, including accrued dividends, for 13,129 shares of common stock.

The Company may at any time require that any or all outstanding shares of Series B Convertible Preferred Stock be converted into shares of the Company’s common stock, provided that the shares of common stock into which the Series B Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series B Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price B by the Conversion Price B, provided that the closing bid price for the Company’s common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price B by the Conversion Price B. The Conversion Price B is subject to certain adjustments, as defined in the Series B Certificate of Designation.
The Company may at any time, upon 30 days’ notice, redeem any or all outstanding shares of the Series B Convertible Preferred Stock by payment of the Liquidation Price B to the holder of such shares, provided that the holder does not convert the Series B Convertible Preferred Stock into shares of common stock during the 30 day period. The Series B Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series B Convertible Preferred Stock shall be entitled to 6.25 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, holders of Series B Convertible Preferred Stock and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.
Series C Convertible Preferred Stock — On June 6, 2003, we filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying consolidated balance sheets are $42,194 and $41,945 of accrued preferred stock dividends as of September 30, 2008 and March 31, 2008, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price C”), by a $4.42 conversion price (the “Conversion Price C”), subject to certain adjustments, as defined in the Series C Certificate of Designation. On April 15, 2007, the Company issued 6,900 shares of common stock and paid $99 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 48,919 shares of common stock and paid $14 in lieu of fractional common shares as dividends on the preferred shares. During the three and six month periods ended September 30, 2008 and 2007, there were no conversions.

The Company may at any time require that any or all outstanding shares of Series C Convertible Preferred Stock be converted into shares of the Company’s common stock, provided that the shares of common stock into which the Series C Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series C Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price C by the Conversion Price C provided that the closing bid price for the Company’s common stock exceeds $9.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price C by the Conversion Price C. The Conversion Price C is subject to certain adjustments, as defined in the Series C Certificate of Designation.
The Company may at any time, upon 30 days’ notice, redeem any or all outstanding shares of the Series C Convertible Preferred Stock by payment of the Liquidation Price C to the holder of such shares, provided that the holder does not convert the Series C Convertible Preferred Stock into shares of common stock during the 30 day period. The Series C Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series C Convertible Preferred Stock shall be entitled to 5.6561 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, holders of Series C Convertible Preferred Stock and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.
Series D Convertible Preferred Stock — On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying consolidated balance sheets are $80,007 and $79,533 of accrued preferred stock dividends as of September 30, 2008 and March 31, 2008, respectively.

Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price D”), by a $9.00 conversion price (the “Conversion Price D”), subject to certain adjustments, as defined in the Series D Certificate of Designation. On April 15, 2007, the Company issued 13,334 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 92,831 shares of common stock and paid $16 in lieu of fractional common shares as dividends on the preferred shares. During the three and six month periods ended September 30, 2007 certain preferred stockholders converted 2,000 shares of Series D Convertible Preferred Stock, including accrued dividends, for 5,653 shares of common stock, respectively. During the three and six month periods ended September 30, 2008 there were no conversions.
The Company may at any time, require that any or all outstanding shares of Series D Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series D Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series D Convertible Preferred Stock upon a mandatory conversion by the Company is determined by (i) dividing the Liquidation Price D by the Conversion Price D provided that the closing bid price for the Company’s common stock exceeds $18.00 for 20 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price D by the Conversion Price D. The Conversion Price D is subject to certain adjustments, as defined in the Certificate of Designation.
The Series D Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other series of preferred stock. Each issued and outstanding share of Series D Convertible Preferred Stock shall be entitled to 2.7778 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, holders of Series D Convertible Preferred Stock and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.
Series E Convertible Preferred Stock — On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying consolidated balance sheets are $67,886 and $68,107 of accrued preferred stock dividends as of September 30, 2008 and March 31, 2008, respectively. Each share of Series E Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price E”), by a $7.04 conversion price (the “Conversion Price E”), subject to certain adjustments, as defined in the Series E Certificate of Designation. On April 15, 2007, the Company issued 12,531 shares of common stock and paid $132 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 79,532 shares of common stock and paid $13 in lieu of fractional common shares as dividends on the preferred shares. During the three and six month periods ended September 30, 2007, certain preferred stockholders converted 1,600 and 3,600 shares of Series E Convertible Preferred Stock, including accrued dividends, for 5,813 and 12,972 shares of common stock, respectively. During the three month period ended September 30, 2008 there were no conversions. During the six month period ended September 30, 2008, a preferred stockholder converted 800 shares of Series E Convertible Preferred Stock, including accrued dividends, for 3,035 shares of common stock.
The Company may at any time, require that any or all outstanding shares of Series E Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series E Convertible Preferred Stock are convertible are registered pursuant to an effective registration statement, as defined. The number of shares of common stock to be received by the holders of the Series E Convertible Preferred Stock upon a mandatory conversion by us is determined by (i) dividing the Liquidation Price E by the Conversion Price E provided that the closing bid price for the Company’s common stock exceeds $10.56 for 20 out of 30 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) are not met, the number of shares of common stock is determined by dividing 110% of the Liquidation Price E by the Conversion Price E. The Conversion Price E is subject to certain adjustments, as defined in the Certificate of Designation.
The Series E Convertible Preferred Stock has a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and is pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series E Convertible Preferred Stock is entitled to 3.5511 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, holders of Series E Convertible Preferred Stock and holders of any other outstanding preferred stock shall vote together with the holders of common stock as a single class.
The Company will, on December 13, 2008, at the Company’s election, (i) redeem the Series E Convertible Preferred Stock plus any accrued and unpaid interest for cash, (ii) convert the Series E Convertible Preferred Stock and any accrued and unpaid interest into common stock, or (iii) redeem and convert the Series E Convertible Preferred Stock in any combination of (i) or (ii).

Common Stock — No common stock other than through the exercise of options, dividends on preferred shares or conversion of preferred shares was issued in the three and six month periods ended September 30, 2007 and 2008.
Warrants — During the three and six month periods ended September 30, 2007, warrants to purchase 48,312 shares of common stock were exercised, resulting in proceeds to the Company of $295,737. During the three and six month periods ended September 30, 2008, no warrants were exercised.
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
Incentive Stock Programs — At the stockholders’ meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. At the stockholders’ meeting held November 29, 2007, the stockholders approved the 2007 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance an additional 1,500,000 shares. Options granted under the 2000 and 2007 Stock Incentive Plans that expire are available to be reissued. During the six month periods ended September 30, 2007 and 2008, 81,000 and 124,000 options, respectively, previously granted under the 2000 and 2007 Stock Incentive Plans expired and were available to be reissued. During the three month period ended September 30, 2007, the Company issued 167,168 options to purchase shares of common stock. During the six month periods ended September 30, 2007, the Company issued 174,668 options to purchase shares of common stock. During the three and six month periods ended September 30, 2008, no options were issued. As of September 30, 2008, there were a total of 1,717,274 shares available for grant. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. The options generally vest over periods ranging from 0 to 3 years.

The Company recognized approximately $611,000 and $1,104,000 of compensation cost for the three and six month periods ended September 30, 2007, and approximately $285,000 and $604,000 for the three and six month periods ended September 30, 2008. The compensation cost for the six month period ended September 30, 2008 was offset by a credit of approximately $609,000 due to the change in forfeiture rate reported in the prior Form 10-Q. During the three and six month periods ended September 30, 2007, 19,119 options were exercised on a cashless basis resulting in 18,000 common shares being issued with an exercise price of $0.46. During the six month period ended September 30, 2008, 11,387 options were exercised on a cashless basis resulting in 4,931 common shares being issued with an exercise price of $0.46.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected implied volatility is based on the volatility of the Company’s exchange traded options for the Company’s common stock. The risk-free interest rate is based on the U.S. treasury security rate in effect over the estimated life of the option. There is no dividend yield. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and six month periods ended September 30, 2008 and 2007.

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2007	2008	2007	2008

Risk free interest rate	4.67%	0%	4.69%	0%
Average life of options (years)	10.0	0	10.0	0
Volatility	77%	0%	76%	0%
Dividend yield	0	0	0	0
A summary of stock option activity as of and for the six month period ended September 30, 2008, is presented below:

			Remaining
			Contractual
		Exercise Price	Term(*) in
	Shares	Per Share (*)	Years
Outstanding at March 31, 2008	2,098,113	$8.53
Granted	—
Exercised	(11,387)	.46
Forfeited or expired	(179,490)	7.54

Outstanding at September 30, 2008	1,907,236	8.67	6.61

Exercisable at September 30, 2008	1,694,031	8.95	6.34

(*)	Weighted-average
The weighted-average grant date fair value of options granted during the six month periods ended September 30, 2007 and 2008 was $6.94 and $0, respectively. The intrinsic value of options exercised during the six month periods ended September 30, 2007 and 2008 was approximately $143,000 and $7,000, respectively. The intrinsic value of stock options outstanding at the six month periods ended September 30, 2007 and 2008 was approximately $2,921,000 and $0, respectively.

As of September 30, 2008, there was approximately $673,000 of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2000 and 2007 Plans that is expected to be recognized as a charge to earnings over a weighted-average period of 0.6 years. As of September 30, 2008, 1,694,028 options have vested or are expected to vest with a weighted-average exercise price of $6.46, a weighted-average remaining life of 6.62 years, and with an intrinsic value of approximately $0.
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
The Consortium Agreement contemplated that upon the completion of our initial public offering (“IPO”) of shares of its common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company, with respect to the Current Compounds, and UNC-CH, (on behalf of the Scientific Consortium), with respect to Compounds, would enter into license agreements for the intellectual property rights relating to the Compounds pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.
The Company completed an IPO on April 26, 1999, with gross proceeds in excess of $10,000,000 thereby earning a worldwide license and exclusive rights to commercially use, manufacture, have manufactured, promote, sell, distribute, or otherwise dispose of any products based directly or indirectly on all of the Compounds.

As a result of the closing of the IPO, the Company issued an aggregate of 611,250 shares of common stock, of which 162,500 shares were issued to the Scientific Consortium and 448,750 shares were issued to the original licensee or persons designated by the original licensee.
As contemplated by the Consortium Agreement, on January 28, 2002, the Company entered into a license agreement with the Scientific Consortium whereby the Company received the exclusive license to commercialize the aromatic cation technology platform and compounds developed or invented by one or more of the Consortium scientists after January 15, 1997 (the “License Agreement”), and which also incorporated into such License Agreement the Company’s existing license with the Scientific Consortium with regard to the Current Compounds. Also pursuant to the Consortium Agreement, the original licensee transferred to the Company the worldwide license and exclusive right to commercially use, manufacture, have manufactured, promote, sell, distribute or otherwise dispose of any and all products based directly or indirectly on aromatic cations developed by the Scientific Consortium on or prior to January 15, 1997 and previously licensed (together with related technology and patents) to the third-party.
The Consortium Agreement provides that the Company is required to pay to UNC-CH on behalf of the Scientific Consortium reimbursement of patent and patent-related fees, certain milestone payments and royalty payments based on revenue derived from the Scientific Consortium’s aromatic cation technology platform. Each month on behalf of the inventor scientist or university, as the case may be, UNC-CH submits an invoice to the Company for payment of patent-related fees related to Compounds incurred prior to the invoice date. The Company is also required to make milestone payments in the form of the issuance of 100,000 shares of its common stock to the Scientific Consortium when it files its first initial New Drug Application (“NDA”) or an Abbreviated New Drug Application (“ANDA”) based on Scientific Consortium technology. The Company is also required to pay to UNC-CH on behalf of the Scientific Consortium (other than Duke University) (i) royalty payments of up to 5% of our net worldwide sales of “current products” and “future products” (products based directly or indirectly on Current Compounds and Future Compounds, respectively) and (ii) a percentage of any fees the Company receives under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, the Company is required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.
Under the License Agreement, the Company must also reimburse the cost of obtaining patents and assume liability for future costs to maintain and defend patents so long as the Company chooses to retain the license to such patents.
During the three and six month periods ended September 30, 2008, the Company expensed approximately $62,000 and $167,000, respectively, of other payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research. For the corresponding periods ended September 30, 2007, the Company expensed approximately $212,000 and $404,000, respectively. Included in accounts payable as of September 30, 2008 and March 31, 2008, were approximately $238,000, and $775,000, respectively, due to UNC-CH and certain other Scientific Consortium universities.

In November 2000, The Bill & Melinda Gates Foundation (“Foundation”) awarded a $15,114,000 grant to UNC-CH (the “Foundation Grant”) to develop new drugs to treat human Trypanosomiasis (African sleeping sickness) and leishmaniasis. On March 29, 2001, UNC-CH entered into a clinical research subcontract agreement with the Company, whereby the Company was to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Foundation Grant.
In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000. Grant funds paid in advance of the Company’s delivery of services are treated as restricted funds and must be segregated from other funds and used for the purposes specified. In March 2006, the Company amended and restated the clinical research subcontract with UNC-CH, and UNC-CH in turn obtained an expanded funding commitment for the Company of approximately $13,601,000 from the Foundation. Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5,649,000 of the five year approximately $13,601,000 contract.
During the three and six months ended September 30, 2008, approximately $487,000 and $1,512,000 was utilized for clinical and research purposes conducted and expensed, respectively. During the three and six months ended September 30, 2007, approximately $626,000 and $1,304,000 was utilized for clinical and research purposes conducted and expensed, respectively. The Company has recognized revenues of approximately $487,000 and $1,512,000 during the three and six months ended September 30, 2008, respectively. The Company has recognized revenues of approximately $626,000 and $1,304,000 during the three and six months ended September 30, 2007, respectively. The remaining amount (approximately $736,000 as of September 30, 2008) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.
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

In return, the Company received an initial payment of $3 million. Par was to also pay the Company as much as $29 million in development milestones if pafuramidine advanced through ongoing Phase III clinical trials and the United States Food and Drug Administration (“FDA”) regulatory review and approval. In addition to royalties on sales, the Company could have received up to $115 million in additional milestone payments on future sales and retain the right to co-market pafuramidine in the U.S. The Company granted Par a right of first offer to enter into a license agreement with it if the Company determined that pafuramidine could be used for the treatment and/or prophylaxis of malaria. As a result of the discontinuation of the pafuramidine program, the Company recognized approximately $10,000 and $68,000 of deferred income in the three and six month periods ended September 30, 2008, respectively. The Par License Agreement was terminated by Par on May 9, 2008.
On December 3, 2007, the Company entered into a licensing agreement with BioAlliance Pharma SA (“BioAlliance”) pursuant to which the Company granted Bio-Alliance and its affiliates an exclusive license to commercialize pafuramidine in Europe for the treatment of PCP in AIDS patients and African sleeping sickness (“BioAlliance License Agreement”). The Company also granted BioAlliance an option to commercialize pafuramidine in Europe for the prevention and treatment of malaria in travelers. Pursuant to the BioAlliance License Agreement, the Company received an initial payment of $3 million from BioAlliance, and it was to have received an additional $13 million upon achieving certain regulatory and pricing milestones. In addition, the Company was to have received an additional $10 million upon achieving certain sales milestones and was to have received double-digit royalties based on sales. As a result of the discontinuation of the pafuramidine program, the Company recognized approximately $9,000 and $67,000 of deferred income in the three and six month periods ended September 30, 2008.
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
In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits. Separately, the Company’s officers and directors have appealed the jury’s finding on the intentional interference with contractual relations claim. The United States Court of Appeals for the Seventh Circuit has consolidated these appeals, and briefing to the appellate court was completed on October 17, 2008. The appeals are now pending decision before the appellate court.
6. SUBSEQUENT EVENT
Subsequent to September 30, 2008, the Company engaged a sales agent for marketing the land use rights in Shenzhen, China.
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
Results of Operations
With the exception of certain research funding agreements, license agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to September 30, 2008, we incurred cumulative net losses of approximately $110,289,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:
•	payments from foundations and other collaborators under arrangements that may be entered into in the future;

•	payments from license agreement milestones;
•	grants from the United States government and other governments and entities; and
•	the issuance of securities or borrowing of funds or sale of the land use rights in Shenzhen, China.
The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.
Three Month Period Ended September 30, 2008 Compared with the Three Month Period Ended September 30, 2007.
Revenues under collaborative research and development, and license agreements were approximately $506,000 and $1,030,000 for the three month periods ended September 30, 2008 and September 30, 2007, respectively. For the three month period ended September 30, 2008, we recognized revenues of approximately $487,000 related to a clinical research subcontract agreement between us and UNC-CH and approximately $10,000 related to the Par License Agreement which has been cancelled and $9,000 related to the BioAlliance License Agreement, while for the three month period ended September 30, 2007, revenues recognized of approximately $626,000 related to the abovementioned UNC-CH clinical research subcontract, and approximately $404,000 related to the Par License Agreement.
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
Research and development expenses decreased to approximately $990,000 from $2,283,000 for the three month periods ended September 30, 2008 and September 30, 2007, respectively. Expenses relating to the UNC-CH subcontract, decreased to approximately $487,000 in the three month period ended September 30, 2008 from approximately $626,000 in the three month period ended September 30, 2007. Expenses associated with setting up operations in mainland China were approximately $105,000 for the three month period ended September 30, 2008. Contract services relating to clinical trials and their discontinuation decreased to approximately $190,000 in the three month period ended September 30, 2008 from approximately $1,120,000 in the three month period ended September 30, 2007. Discovery contract research expenses decreased to approximately $140,000 in the three month period ended September 30, 2008 from approximately $408,000 in the three month period ended September 30, 2007. Non-cash options expense under research and development decreased to approximately $66,000 in the three month period ended September 30, 2008 from approximately $115,000 in the three month period ended September 30, 2007. Other research and development expenses decreased approximately $7,000 in the three month period ended September 30, 2008 from the three month period ended September 30, 2007.

General and administrative expenses decreased to approximately $1,268,000 from approximately $2,214,000 during the three month periods ended September 30, 2008, and September 30, 2007, respectively. Patent fees decreased to approximately $61,000 in the three month period ended September 30, 2008 from approximately $101,000 in the three month period ended September 30, 2007. Operating expenses in Immtech Hong Kong increased to approximately $82,000 from approximately $36,000 in the three month periods ended September 30, 2008 and September 30, 2007, respectively. Payroll and payroll related costs decreased to approximately $300,000 from approximately $338,000 over the same periods. Additionally, public relation costs decreased to approximately $35,000 in the three month period ended September 30, 2008 from approximately $188,000 in the three month period ended September 30, 2007. Non-cash general and administrative expenses decreased to approximately $219,000 in the three month period ended September 30, 2008 for the expensing of options, from approximately $786,000 in the three month period ended September 30, 2007 which includes (i) approximately $172,000 for 50,000 warrants issued to a consultant, (ii) approximately $118,000 for 30,000 warrants issued to an investor relations firm, and (iii) approximately $496,000 for expensing options. All other general and administrative expenses decreased approximately $446,000 over the same periods, primarily due to increased cost controls.
During the three month period ended September 30, 2008, the Company recorded a non-cash asset impairment charge of approximately $693,000.
Our net loss decreased to approximately $2,435,000 from approximately $3,334,000 during the three month periods ended September 30, 2008 and September 30, 2007, respectively.
Six Month Period Ended September 30, 2008 Compared with the Six Month Period Ended September 30, 2007.
Revenues under collaborative research and development agreements were approximately $1,647,000 and $1,857,000 for the six month periods ended September 30, 2008 and September 30, 2007, respectively. For the six month period ended September 30, 2008, we recognized revenues of approximately $1,513,000 related to a clinical research subcontract agreement between us and UNC-CH, approximately $67,000 related to the Par License Agreement, and approximately $67,000 related to the BioAlliance License Agreement, while for the six month period ended September 30, 2007, revenues recognized of approximately $1,304,000 related to the abovementioned UNC-CH clinical research subcontract and $553,000 related to the Par License Agreement.
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
Research and development expenses decreased to approximately $2,485,000 from $4,201,000 for the six month periods ended September 30, 2008 and September 30, 2007, respectively. Expenses relating to the UNC-CH subcontract, increased to approximately $1,513,000 in the six month period ended September 30, 2008 from approximately $1,221,000 in the three month period ended September 30, 2007. Additionally, contract services relating to trials for treatment of PCP and the subsequent termination decreased to approximately $211,000 from approximately $2,016,000 in the same periods. Discovery contract research expenses decreased to approximately $407,000 in the six month period ended September 30, 2008 from approximately $606,000 in the period ended September 30, 2007. Expenses associated with setting up operations in mainland China were approximately $166,000 for the six month period ended September 30, 2008. Non-cash options expense under research and development decreased to approximately $161,000 in the six month period ended September 30, 2008 from approximately $233,000 in the six month period ended September 30, 2007. Other research and development expenses decreased approximately $8,000 from the six month period ended September 30, 2007 to the six month period ended September 30, 2008.
General and administrative expenses decreased to approximately $2,193,000 from approximately $3,931,000 during the six month periods ended September 30, 2008, and September 30, 2007, respectively. Legal fees decreased to approximately $232,000 in the six month period ended September 30, 2008 from approximately $333,000 in the six month period ended September 30, 2007. Contact services, including public relations, decreased to approximately $132,000 from approximately $483,000 during the same periods. Operating expenses in Immtech Hong Kong increased to approximately $126,000 from approximately $71,000 in the six month periods ended September 30, 2008 and September 30, 2007, respectively. Non-cash general and administrative expenses decreased to approximately $15,000 in the six month period ended September 30, 2008, having benefited by a reversal of approximately $428,000 due to the change in the option forfeiture rate under SFAS No. 123(R) upon the reduction in personnel in the first quarter of the fiscal year, from approximately $1,161,000 in the six month period ended September 30, 2007, which includes (i) approximately $172,000 for the 50,000 warrants issued to a consultant, (ii) approximately $118,000 for the 30,000 warrants issued to an investor relations firm, and (iii) approximately $871,000 for expensing options. Other general and administrative expenses decreased approximately $195,000 over the same periods.
During the six month period ended September 30, 2008, the Company recorded a non-cash asset impairment charge of approximately $693,000.
Our net loss decreased to approximately $3,692,000 from approximately $5,995,000 during the six month periods ended September 30, 2008 and September 30, 2007, respectively.
Business Plans
AQ-13 and Other Infectious Diseases
Our clinical and regulatory staff is planning for the clinical development of AQ-13 for the treatment of malaria and malaria prophylaxis in travelers. We have identified and are preparing to execute additional toxicology and genotoxicology studies, and planning the Phase I dose ranging study of AQ-13. We recently received an Orphan Drug Designation for AQ-13 in treatment of malaria, and have licensed exclusive rights to AQ-13 and other 4-aminoquinolines in development from Tulane University. We are currently pursuing relationships with NGOs and foundations to provide support for the development of AQ-13. We do not believe that we will not develop this program unless we obtain third party funding to cover or reduce third party and overhead expenses, and the resultant burn rate. We expect to initiate the AQ-13 program in the first half of calendar year 2009.
We are also currently in discussions with commercial pharmaceutical organizations and NGOs regarding providing services related to the clinical development of proprietary compounds for infectious diseases on a fee-for-services basis. We believe that such arrangements will result in positive cash flow and help to reduce overall ongoing operational expenses.
Discovery Programs
We are actively working on the following long term discovery programs currently supported by Company funds:
Hepatitis C Virus (“HCV”): Through a combination of academic collaboration and contract services, we are advancing an HCV drug discovery effort. In June 2008, we announced that a prototype compound belonging to this expanding class of compounds was found to have activity against HCV under assay conditions designed to demonstrate inhibition of the virus entry process. We are currently engaged in new medicinal chemistry and screening efforts to optimize the lead for potency and oral availability.
West Nile and Dengue Fever: Our understanding of mechanism of action of these compounds has led us to investigate the application of our technology to inhibit the virus entry process of other therapeutically important virus targets in the flavivirus family. Two notables in this family are West Nile virus (“WNV”) and Dengue Fever virus. Screening efforts for WNV in particular have caused us to identify a promising lead series which is currently undergoing lead optimization through new medicinal chemistry.
The following programs are only being moved forward if third party funding is obtained:
Antifungal and Antibiotic: We are currently evaluating potential partnership opportunities for our antifungal and antibiotic discovery programs. We have initiated discussions with potential collaborators who may be interested in funding and executing additional discovery efforts in exchange for future royalties or licensing rights.
China
Early this year, we announced the initiation of a collaboration with Beijing Capital Medical University (“BCMU”) in Beijing, one of China’s leading academic medical research centers. The Company and BCMU are considering the development of a joint venture to provide contract research services (“CRS”) in China. With an initial focus on early-stage drug discovery, we believe that a joint venture could be positioned to support later-stage clinical development including coordination with research sites, data management, monitoring and reporting for clinical research programs. We also plan to explore the potential of having joint ventures with Chinese pharmaceutical companies that are interested in expanding outside of China. These companies could provide funding and resources to further develop our compounds.
Additionally, we believe that our experience in and knowledge of the Chinese market may also permit us to explore other business development opportunities in China.

Liquidity and Capital Resources
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Since inception, the Company has incurred accumulated net losses of approximately $110,289,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements. There can be no assurance that the Company’s activities will lead to the development of commercially viable products. The Company’s operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company’s cash requirements may vary materially from those now planned when and if the following become known: formation and development of relationships with strategic partners, changes in the focus and direction of development programs, results of research and development efforts, results of clinical testing, responses to grant requests, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any results of our new global business initiatives may require the Company to allocate substantially more funds than are currently available or than management intends to raise.
As of September 30, 2008, cash and cash equivalents were approximately $2,077,000.
We spent approximately $1,000 and $4,000, respectively, on equipment purchases during the three and six month periods ended September 30, 2008. Nothing was spent on equipment purchases during the six month period ended September 30, 2007. No significant purchases of equipment are anticipated by us during the year ending March 31, 2009.
We periodically receive cash from the exercise of common stock options and warrants. No options or warrants were exercised for cash during the three or six month periods ended September 30, 2008. During the three and six month periods ended September 30, 2007, we received approximately $296,000 from the exercise of warrants.
Through September 30, 2008, we financed our operations with:
•
proceeds from various private placements of debt and equity securities, secondary public stock offerings, our initial public offering (our “IPO”), and other cash contributed from stockholders, which in the aggregate raised approximately $77,608,000;

•
payments from research agreements, licensing agreements, foundation grants, and Small Business Innovation Research (“SBIR”) grants and Small Business Technology Transfer program grants of approximately $36,447,000; and

•	the use of stock, options and warrants in lieu of cash compensation.
Our cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conducting human clinical trials, capital expenditures, expenses associated with development of product candidates pursuant to the Consortium Agreement, and, as contemplated by the Consortium Agreement, under the License Agreement with the Scientific Consortium, and general and administrative expenses. Over the next several years we expect to incur substantial additional research and development costs, including costs related to research in pre-clinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.
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

We believe our existing unrestricted cash and cash equivalents and the grants we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through at least January 2009, although there can be no assurance we will not require additional funds.
As of November 1, 2008, the Company has the following cash:

Unrestricted cash and cash equivalents	$1,776,058

Restricted funds on deposit	915,437

$2,691,495
Based on forecasted monthly usage of unrestricted cash of approximately $450,000 and after consideration of payment of liabilities recorded as of November 1, 2008, we believe funding is available to continue operations through January 31, 2009. In order to maintain operations and liquidity after that date, the following options are being pursued and are discussed below:
•	sale of land use rights in Shenzhen, China;
•	discussions with commercial pharmaceutical organizations and NGOs for providing development services for compounds slated for clinical development on a fee-for-services basis; and
•	restrictions on staffing based on businesses to be developed and pursued.
Subsequent to September 30, 2008, the Company engaged a sales agent for the sale of the land use rights in Shenzhen, China. We believe that the proceeds from the sale of the land use rights will provide cash to fund operations through June 30, 2009. As noted in Note 2 (Long-Lived Assets), the Company has recorded an asset impairment charge of $693,073 in the second quarter of fiscal year 2009. However, due to the current uncertainty in the market, there can be no assurance that the Company will be able to realize its full carrying value.
In the event the aforementioned options are unsuccessful, the Company may be unable to sustain its operations beyond January 31, 2009 due to a lack of cash resources. However, in the meantime, the Company will explore all options including fund raising, joint ventures, licensing, reducing expenses, and will consider all possibilities including merger with another company, selling the Company, ceasing operations or seeking protection under applicable laws.
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
The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our business. Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to Immtech or at all. Further, if adverse national and global economic conditions persist or worsen, we could experience decreased shareholders’ equity, and have difficulty executing our business plans.
The adverse capital and credit market conditions could affect our liquidity. Adverse capital and credit market conditions could affect our ability to meet liquidity needs, as well as our access to capital and cost of capital. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. For example, recently credit spreads have widened considerably. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

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
Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits. Separately, the Company’s officers and directors have appealed the jury’s finding on the intentional interference with contractual relations claim. The United States Court of Appeals for the Seventh Circuit has consolidated these appeals, and briefing to the appellate court was completed on October 17, 2008. The appeals are now pending decision before the appellate court.

Item 1A.	Risk Factors.
The business, results of operations and financial condition, and therefore the value of Immtech’s securities, are subject to a number of risks. Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year ended March 31, 2008, filed with the U.S. Securities and Exchange Commission on June 18, 2008. The following supplements the Company’s discussion of risk factors in the Company’s annual report for the fiscal year ended March 31, 2008.
The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our business.
Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to Immtech or at all. Further, if adverse national and global economic conditions persist or worsen, we could experience decreased shareholders’ equity, and have difficulty executing our business plans.
The adverse capital and credit market conditions could affect our liquidity.
Adverse capital and credit market conditions could affect our ability to meet liquidity needs, as well as our access to capital and cost of capital. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. For example, recently credit spreads have widened considerably. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities.
All such shares of common stock herein described as issuances below were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Conversion of Preferred Stock to Common Stock.
On August 1, 2008, a holder of Series A Convertible Preferred Stock, $0.01 par value (“Series A Stock”) converted 10,000 shares of Series A Preferred Stock into 61,012 shares of our common stock.
Preferred Stock Dividend Payment.
On October 15, 2008, we issued 478,551 shares of common stock as payment of a dividend earned on outstanding preferred stock to the holders thereof. Holders of Series A Stock earned 48,777 shares of common stock on 32,500 outstanding shares; holders of Series B Convertible Preferred Stock earned 18,938 shares of common stock on 9,464 outstanding shares; holders of Series C Convertible Preferred Stock earned 91,126 shares of common stock on 45,536 outstanding shares; holders of Series D Convertible Preferred Stock earned 172,912 shares of common stock on 115,200 outstanding shares; and holders of Series E Convertible Preferred Stock earned 146,798 shares of common stock on 97,800 outstanding shares. We also paid holders of our outstanding preferred stock $26 in cash in lieu of fractional shares.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.

31.1 *	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 *	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 *	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMTECH PHARMACEUTICALS, INC.
Date: November 10, 2008	By:	/s/ Eric L. Sorkin
Eric L. Sorkin
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Gary C. Parks
Gary C. Parks
Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 *	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 *	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 *	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith