Form 10-Q
period 2008-12-31
IMMTECH PHARMACEUTICALS, INC.
filed 2009-02-09
CIK 882509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
Commission file number: 001-14907
IMMTECH PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1523370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North End Avenue, New York, New York	10282

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (212) 791-2911
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 2, 2009, 16,966,048 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), were outstanding.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2008	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$913,770	$5,996,157
Restricted funds on deposit	504,145	3,776,253
Prepaid rent	2,000,000	—
Other receivables	—	54,205
Other current assets	162,880	253,014

Total current assets	3,580,795	10,079,629

PROPERTY AND EQUIPMENT — Net	59,567	89,519

PREPAID RENT	—	3,234,314

OTHER ASSETS	47,731	34,142

TOTAL	$3,688,093	$13,437,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$977,877	$2,938,511
Accrued expenses	317,519	499,770
Deferred revenue	173,033	2,399,676

Total current liabilities	1,468,429	5,837,957

Total liabilities	1,468,429	5,837,957

	December 31,	March 31,
	2008	2008
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of December 31, 2008 and March 31, 2008.
Series A convertible preferred stock, par value $0.01 per share, stated value $25 per share, 320,000 shares authorized, 32,500 and 50,500 shares issued and outstanding as of December 31, 2008 and March 31, 2008, respectively; aggregate liquidation preference of $822,383 as of December 31, 2008.	822,383	1,296,831
Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 9,464 and 11,464 shares issued and outstanding as of December 31, 2008 and March 31, 2008, respectively; aggregate liquidation preference of $240,118 as of December 31, 2008.	240,118	296,780
Series C convertible preferred stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of December 31, 2008 and March 31, 2008; aggregate liquidation preference of $1,157,889 as of December 31, 2008.	1,157,889	1,180,345
Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 115,200 shares issued and outstanding as of December 31, 2008 and March 31, 2008; aggregate liquidation preference of $2,916,925 as of December 31, 2008.	2,916,925	2,959,533
Series E convertible preferred stock, par value $0.01 per share, stated value $25 per share, 167,000 shares authorized, 98,600 shares issued and outstanding as of March 31, 2008; aggregate liquidation preference of $2,533,107 as of March 31, 2008 (subsequently converted to common stock).	—	2,533,107
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 16,966,048 and 15,597,768 shares issued and outstanding as of December 31, 2008 and March 31, 2008, respectively	169,660	155,978
Additional paid-in capital	114,414,611	110,743,899
Deficit accumulated during the developmental stage	(117,501,922)	(111,566,826)

Total stockholders’ equity	2,219,664	7,599,647

TOTAL	$3,688,093	$13,437,604

See notes to consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					October 15,
					1984
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

REVENUES	$562,631	$1,835,399	$2,209,818	$3,692,081	$37,009,814

EXPENSES:

Research and development	733,548	4,213,952	3,218,450	8,414,603	74,902,168
General and administrative	1,211,329	2,926,309	3,403,980	6,857,515	76,481,292
Asset impairment charge	503,778	—	1,196,851	—	1,196,851
Other (litigation settlement)	—	—	—	—	(1,874,454)
Equity in loss of joint venture	—	—	—	—	135,002

Total expenses	2,448,655	7,140,261	7,819,281	15,272,118	150,840,859

LOSS FROM OPERATIONS	(1,886,024)	(5,304,862)	(5,609,463)	(11,580,037)	(113,831,045)

OTHER INCOME (EXPENSE):
Interest income	3,441	100,992	35,193	380,997	1,948,769
Interest expense	—	—	—	—	(1,129,502)
Loss on sales of investment securities — net	—	—	—	—	(2,942)
Cancelled offering costs	—	—	—	—	(584,707)
Gain on extinguishment of debt	—	—	—	—	1,427,765

					October 15,
					1984
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Other income	3,441	100,992	35,193	380,997	1,659,383

NET LOSS	(1,882,583)	(5,203,870)	(5,574,270)	(11,199,040)	(112,171,662)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE PREFERRED STOCK PREMIUM DEEMED DIVIDENDS	(112,746)	(132,629)	(360,826)	(402,608)	(7,700,159)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM AMORTIZATION AND DIVIDENDS	—	—	—	—	2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,995,329)	$(5,336,499)	$(5,935,096)	$(11,601,648)	$(117,501,922)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss	$(0.11)	$(0.33)	$(0.35)	$(0.73)
Convertible preferred stock dividends and convertible preferred stock premium deemed dividends	(0.01)	(0.01)	(0.02)	(0.02)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.12)	$(0.34)	$(0.37)	$(0.75)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	16,514,627	15,534,138	16,115,052	15,438,240

See notes to consolidated financial statements (unaudited).

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

					October 15,
					1984
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008
OPERATING ACTIVITIES:
Net loss	$(1,882,583)	$(5,203,870)	$(5,574,270)	$(11,199,040)	$(112,171,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation recorded related to issuance of common stock, common stock options and warrants	199,285	724,611	194,376	2,118,562	34,059,163
Depreciation and amortization of property and equipment	11,193	35,571	74,492	109,071	1,407,729
(Gain)/Loss on disposal of fixed assets					5,982
Equity in loss of joint venture					135,002
Asset impairment charge	503,778		1,196,851		1,196,851
Loss on sales of investment securities — net					2,942
Amortization of debt discounts and issuance costs					134,503
Gain on extinguishment of debt					(1,427,765)
Changes in assets and liabilities:
Other receivables			54,205
Other current assets	73,866	(88,788)	90,134	(389,233)	(162,880)
Other assets	(4,886)	(165,750)	(13,589)	(461,802)	(47,731)
Accounts payable	159,803	1,415,919	(1,960,634)	257,262	1,305,412
Accrued expenses	(106,567)	753,378	(182,251)	629,531	980,532
Deferred revenue	(562,631)	6,217,499	(2,226,643)	7,281,869	173,033

Net cash provided by (used in) operating activities	(1,608,742)	3,688,570	(8,347,329)	(1,653,780)	(74,408,889)

					October 15,
					1984
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,013)	(4,854)	(7,077)	(4,854)	(1,643,199)
Restricted funds on deposit	448,356	(4,268,611)	3,272,108	(1,843,576)	(504,145)
Advances to joint venture					(135,002)
Proceeds from maturities of investment securities					1,800,527
Purchases of investment securities	—	—	—	—	(1,803,469)

Net cash provided by (used in) investing activities	445,343	(4,273,465)	3,265,031	(1,848,430)	(2,285,288)

FINANCING ACTIVITIES:
Advances from stockholders and affiliates					985,172
Proceeds from issuance of notes payable					2,645,194
Principal payments on notes payable					(218,119)
Payments for debt issuance costs					(53,669)
Payments for extinguishment of debt					(203,450)
Net proceeds from issuance of redeemable preferred stock					3,330,000
Net proceeds from issuance of convertible preferred stock and warrants					17,085,434
Payments of convertible preferred stock dividends and for fractional shares of common stock resulting from the conversions of convertible preferred stock	(26)	(513)	(89)	(979)	(6,664)
Net proceeds from issuance of common stock		189,679		485,590	53,798,490

Additional capital contributed by stockholders	—	—	—	—	245,559

Net cash provided by (used in) financing activities	(26)	189,166	(89)	484,611	77,607,947

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,163,425)	(395,729)	(5,082,387)	(3,017,599)	913,770

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,077,195	9,839,925	5,996,157	12,461,795	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$913,770	$9,444,196	$913,770	$9,444,196	$913,770

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
Description of Business — Immtech Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) is focused on global opportunities in the healthcare sector and opportunities in China. Immtech aims to apply its established expertise and other assets in both new drug sales and enhanced healthcare-related services, including research and information-providing services, for developed and developing countries. We plan to further our focus on the discovery and development of drugs to treat infectious diseases.
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
The Company holds worldwide patents and patent applications, and licenses and rights to license technology, primarily from a scientific consortium that has granted to the Company exclusive rights to commercialize products from, and license rights to the technology. The scientific consortium includes scientists from The University of North Carolina at Chapel Hill (“UNC-CH”), Georgia State University (“Georgia State”), Duke University and Auburn University (collectively, the “Scientific Consortium”). The Company is a development stage enterprise and, since its inception on October 15, 1984, has engaged in research and development programs, expanded its network of scientists and scientific advisors and licensing technology agreements, and worked to commercialize the aromatic cation pharmaceutical technology platform. (The Company acquired its rights to the aromatic cation technology platform in 1997 and promptly thereafter commenced development of its current programs.) The Company uses the expertise and resources of strategic partners and third parties in a number of areas, including: (i) laboratory research, (ii) animal and human trials and (iii) the manufacture of pharmaceutical drugs.

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
Since inception, the Company has incurred accumulated net losses of approximately $112,172,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements. There can be no assurance that the Company’s activities will lead to the development of commercially viable products. The Company’s operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company’s cash requirements may vary materially from those now planned when and if the following become known: formation and development of relationships with strategic partners, changes in the focus and direction of development programs, results of research and development efforts, results of clinical testing, responses to grant requests, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any of our global business initiatives may require the Company to allocate substantially more funds than are currently available or than management intends to raise.
The Company believes its existing unrestricted cash and cash equivalents, and the grants the Company has received or has been awarded, and proceeds from the January 12, 2009 sale of land use rights in Shenzhen, China (see Note 6) will be sufficient to meet the Company’s planned expenditures through at least June 30, 2009, although there can be no assurance the Company will not require additional funds. The decision to terminate the pafuramidine development program has significantly depressed the Company’s stock price and impaired its ability to raise additional funds. The Company is evaluating its strategic alternatives with respect to all aspects of the business. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s cash resources have been used to finance, develop and begin commercialization of drug product candidates, including sponsored research, conducting human clinical trials, capital expenditures, expenses associated with the development of product candidates pursuant to the Consortium Agreement, and, as contemplated by the Consortium Agreement, under the License Agreement with the Scientific Consortium, and general and administrative expenses. Over the next several years the Company expects to incur substantial additional research and development costs, including costs related to research in preclinical (laboratory) and human clinical trials, administrative expenses to support our research and development operations and marketing expenses to launch the sale of any commercialized product that may be developed.
The Company’s future working capital requirements will depend upon numerous factors, including the progress of research, development and commercialization programs (which may vary as product candidates are added or abandoned), results of preclinical testing and human clinical trials, achievement of regulatory milestones, the level of resources that the Company devotes to the engagement or development of manufacturing capabilities, the Company’s ability to maintain existing and to establish new collaborative arrangements with others to provide funding to support these activities, and other factors. In any event, the Company will require substantial funds in addition to its existing resources to develop product candidates and to otherwise meet its business objectives.
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
Restricted Funds on Deposit — Restricted funds on deposit consist of cash on deposit at a bank which are restricted, for use in accordance with a clinical research subcontract agreement with UNC-CH.
Concentration of Credit Risk — The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits.
Investment — The Company accounts for its investment in NextEra Therapeutics, Inc. (“NextEra”) on the equity method. As of December 31, 2008 and March 31, 2008, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of December 31, 2008 and March 31, 2008. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guarantees to NextEra.

Property and Equipment — Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the life of the related lease or their useful lives.
Prepaid Rent — Prepaid rent relates to land use rights that the Company has recorded at cost (adjusted for impairment charges of $1,196,851) and amortized using the straight-line method over the estimated useful life of fifty years. The land use rights were sold subsequent to December 31, 2008 for $2,000,000 (see Note 6).
During the second quarter of fiscal year 2009, the Company recorded a non-cash asset impairment charge related to the land use rights in Shenzhen, China in the amount of $693,073. In the third quarter of fiscal year 2009, an additional non-cash asset impairment charge of $503,778 was recorded. The changes result from the volatility and disruption of the capital and credit markets, adverse changes in the global economy, and subsequent sale of the land use rights.
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
Net Income (Loss) Per Share — Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.” Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the three and nine month periods ended December 31, 2008 and 2007, as none of the Company’s outstanding common stock options, warrants and the conversion features of Series A, B, C, and D Convertible Preferred Stock (as described below) were dilutive.
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

Fair Value of Financial Instruments — The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of December 31, 2008 and March 31, 2008 based on the short-term nature of the instruments.
Segment Reporting — The Company is a development stage pharmaceutical company that operates as one segment.
Comprehensive Loss — There were no differences between comprehensive loss and net loss for the three and nine month periods ended December 31, 2008 and 2007, respectively.
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
New Accounting Standard — The Company adopted Financial Accounting Standards Board (“FASB”), Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on April 1, 2007. The adoption of FIN 48 did not have an impact. At the adoption date and as of December 31, 2008, the Company does not have a liability for uncertain tax benefits. The Company does not presently expect any reasonably possible material change to the estimated amount of liability associated with its uncertain tax positions during the next twelve months. Additionally, there were no interest or penalties related to income taxes that have been accrued or recognized for open tax years.
The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Periods subject to examination for the Company’s federal tax return are the 1991 through 2007 tax years. In addition, open tax years related to state jurisdictions remain subject to examination but are not considered material.
New Accounting Standard — In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for the Company in fiscal year 2010. The impact of SFAS 141(R) will depend on future acquisitions.
New Accounting Standard — In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 has been effective for us in fiscal year 2009. The impact of adoption has not been material.

New Accounting Standard — In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 establishes the irrevocable option to elect to carry certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 has been effective for the Company in fiscal year 2009. The Company has assessed the standard and did not elect the fair value option.
New Accounting Standard — In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that (a) non-controlling (minority) interests be reported as a component of shareholders’ equity, (b) net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (c) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for the Company in fiscal year 2010 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company does not expect the impact of adoption to be material.
New Accounting Standard — In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States of America. This statement became effective during November 2008. The adoption of SFAS 162 had no impact on the Company’s consolidated financial statements.
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

Series A Convertible Preferred Stock — On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $9,883 and $34,331 of accrued preferred stock dividends at December 31, 2008 and March 31, 2008, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of our common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price A”), by a $4.42 conversion price (the “Conversion Price A”), subject to certain adjustments, as defined in the Series A Certificate of Designation. On October 17, 2007, the Company issued 5,106 shares of common stock and paid $108 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2008, the Company issued 48,777 shares of common stock and paid $5 in lieu fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 6,308 shares of common stock and paid $87 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 40,686 shares of common stock and paid $15 in lieu of fractional common shares as dividends on the preferred shares. During the three month periods ended December 31, 2007 and 2008, there were no conversions of Series A Convertible Preferred Stock. During the nine month periods ended December 31, 2007 and 2008, certain preferred stockholders converted 1,000 and 18,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 5,701 and 108,153 shares of common stock, respectively.
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
Series B Convertible Preferred Stock — On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $3,518 and $10,180 of accrued preferred stock dividends as of December 31, 2008 and March 31, 2008, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price B”), by a $4.00 conversion price (the “Conversion Price B”), subject to certain adjustments, as defined in the Series B Certificate of Designation. On October 17, 2007, the Company issued 1,682 shares of common stock and paid $35 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2008, the Company issued 18,938 shares of common stock and paid $2 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 2,040 shares of common stock and paid $30 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 12,316 shares of common stock and paid $3 in lieu of fractional common shares as dividends on the preferred shares. During the three month and nine month periods ended December 31, 2007, a preferred shareholder converted 2,000 shares of Series B Convertible Preferred Stock, including accrued dividends, for 12,574 shares of common stock. During the three month period ended December 31, 2008, there were no conversions. During the nine month period ended December 31, 2008, a preferred shareholder converted 2,000 shares of Series B Convertible Preferred Stock, including accrued dividends, for 13,129 shares of common stock.
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
Series C Convertible Preferred Stock — On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $19,489 and $41,945 of accrued preferred stock dividends as of December 31, 2008 and March 31, 2008, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price C”), by a $4.42 conversion price (the “Conversion Price C”), subject to certain adjustments, as defined in the Series C Certificate of Designation. On October 17, 2007, the Company issued 5,694 shares of common stock and paid $75 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2008, the Company issued 91,126 shares of common stock and paid $7 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 6,900 shares of common stock and paid $99 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 48,919 shares of common stock and paid $14 in lieu of fractional common shares as dividends on the preferred shares. During the three and nine month periods ended December 31, 2007 and 2008, there were no conversions.

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
Series D Convertible Preferred Stock — On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying condensed consolidated balance sheets are $36,925 and $79,533 of accrued preferred stock dividends as of December 31, 2008 and March 31, 2008, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price D”), by a $9.00 conversion price (the “Conversion Price D”), subject to certain adjustments, as defined in the Series D Certificate of Designation. On October 17, 2007, the Company issued 10,804 shares of common stock and paid $140 in lieu of fractional common shares as dividends on the preferred share. On October 15, 2008, the Company issued 172,912 shares of common stock and paid $8 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 13,334 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 92,831 shares of common stock and paid $16 in lieu of fractional common shares as dividends on the preferred shares. During the three month period ended December 31, 2007, there were no conversions. During the nine month period ended December 31, 2007, certain preferred stockholders converted 2,000 shares of Series D Convertible Preferred Stock, including accrued dividends, for 5,653 shares of common stock, respectively. During the three and nine month periods ended December 31, 2008, there were no conversions.
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
Series E Convertible Preferred Stock — On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrued at a rate of 6.0% per annum on the $25.00 stated value per share and were payable semi-annually on April 15 and October 15 of each year while the shares were outstanding. The Company had the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying condensed consolidated balance sheets is $68,107 of accrued preferred stock dividends as of March 31, 2008. Each share of Series E Convertible Preferred Stock could have been converted by the holder, at any time prior to December 13, 2008, into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price E”), by a $7.04 conversion price (the “Conversion

Price E”), subject to certain adjustments, as defined in the Series E Certificate of Designation. On October 17, 2007, the Company issued 9,995 shares of common stock and paid $149 in lieu of fractional common shares as dividends on the preferred shares. On October 15, 2008, the Company issued 146,798 shares of common stock and paid $5 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 12,531 shares of common stock and paid $132 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 79,532 shares of common stock and paid $13 in lieu of fractional common shares as dividends on the preferred shares. During the three and nine month periods ended December 31, 2007, certain preferred stockholders converted 8,000 and 11,600 shares of Series E Convertible Preferred Stock, including accrued dividends, for 28,632 and 41,604 shares of common stock, respectively. During the three and nine month periods ended December 31, 2008, certain preferred shareholders converted 3,600 and 4,400 shares of Series E Convertible Preferred Stock, including accrued dividends, for 15,232 and 18,267 shares of common stock, respectively.
On December 13, 2008, the Company’s board of directors approved the conversion of all outstanding Series E Convertible Preferred Stock into common stock and the Company sent a notice of redemption to all holders of Series E Convertible Preferred Stock to convert the remaining 94,200 shares of Series E Convertible Preferred Stock and any accrued and unpaid dividends into 470,965 shares of common stock plus cash for any fractional shares of common stock. As a result of this mandatory conversion as set forth in the Series E Convertible Preferred Certificate of Designation, there are no outstanding shares of Series E Convertible Preferred Stock at December 31, 2008.
The Company could have, at any time, required that any or all outstanding shares of Series E Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series E Convertible Preferred Stock were convertible were registered pursuant to an effective registration statement, as defined. The number of shares of common stock received by the holders of the Series E Convertible Preferred Stock upon the mandatory conversion by us would have been determined by (i) dividing the Liquidation Price E by the Conversion Price E provided that the closing bid price for the Company’s common stock exceeded $10.56 for 20 out of 30 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) were not met, the number of shares of common stock was determined by dividing 110% of the Liquidation Price E by the Conversion Price E. The Conversion Price E was subject to certain adjustments, as defined in the Certificate of Designation.
The Series E Convertible Preferred Stock had a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and was parri passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series E Convertible Preferred Stock was entitled to 3.5511 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series E Convertible Preferred stockholders and holders of any other outstanding preferred stock voted together with the holders of common stock as a single class.

Common Stock — No common stock other than through the exercise of options, dividends on preferred shares or conversion of preferred shares was issued in the three and nine month periods ended December 31, 2007 and 2008.
Warrants — During the three and nine month periods ended December 31, 2007, warrants to purchase 30,000 and 78,312 shares of common stock were exercised, resulting in proceeds to the Company of $187,200 and $482,937, respectively. During the three and nine month periods ended December 31, 2008, there were no warrants exercised.
In connection with services rendered to the Company, effective July 17, 2007, the Company issued to an investor relations firm, warrants to purchase 30,000 shares of common stock. The warrants are exercisable at $9.00 per share. The warrants are exercisable through July 17, 2011 as follows: (i) 10,000 vest immediately, (ii) 10,000 vest upon the Company’s stock trading at or above $10.00 per share for 20 consecutive trading days and (iii) 10,000 vest upon the Company’s stock trading at or above $12.00 per share for 20 consecutive trading days. The warrants have been expensed using a grant date value as calculated using the Black-Scholes valuation model of approximately $118,000.
In connection with a consulting agreement, the Company issued warrants on September 10, 2007 to purchase 50,000 shares of common stock. The warrants are exercisable at $10.00 per share. The warrants are exercisable through September 10, 2010. The warrants have been expensed using a grant date value as calculated using the Black-Scholes valuation model of approximately $172,000.
Incentive Stock Programs — At the stockholders’ meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 to 2,200,000. At the stockholders’ meeting held November 29, 2007, the stockholders approved the 2007 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance by an additional 1,500,000 shares. Options granted under the 2000 and 2007 Stock Incentive Plans that expire are available to be reissued. During the nine month periods ended December 31, 2007 and 2008, 83,746 and 161,500 options, respectively, previously granted under the 2000 and 2007 Stock Incentive Plans expired and were available to be reissued. During the three and nine month periods ended December 31, 2007, the Company issued 312,650 options to purchase shares of common stock. During the three and nine month periods ended December 31, 2008, no options were granted. As of December 31, 2008, there were a total of 1,754,774 shares of common stock available for grant. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. The options generally vest over periods ranging from 0 to 3 years.

The Company recognized approximately $725,000 and $1,829,000 of compensation cost for the three and nine month periods ended December 31, 2007, and approximately $199,000 and $803,000 for the three and nine month periods ended December 31, 2008. The cumulative compensation cost for the nine month period ended December 31, 2008 was offset by a credit of approximately $609,000 due to the change in forfeiture rate reported in the three months ended June 30, 2008. During the three month period ended December 31, 2007, 7,000 options were exercised on a cashless basis resulting in 4,254 common shares being issued, and 972 options were exercised with an exercise price of $2.55, resulting in proceeds to the Company of approximately $2,479 while during the nine month period ended December 31, 2007, 26,119 options were exercised on a cashless basis resulting in 22,254 common shares being issued and 972 options were exercised resulting in proceeds of approximately $2,479. During the nine month period ended December 31, 2008, 11,387 options were exercised on a cashless basis resulting in 4,931 common shares being issued.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected implied volatility is based on the volatility of the Company’s exchange traded options for the Company’s common stock. The risk-free interest rate is based on the U.S. treasury security rate in effect over the estimated life of the option. There is no dividend yield. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three and nine month periods ended December 31, 2007 and 2008.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2008	2007	2008

Risk free interest rate	4.25%	—	4.41%	—
Average life of options (years)	10.0	—	10.0	—
Volatility	62%	—	67%	—
Dividend yield	0	—	0	—
A summary of stock option activity as of and for the nine month period ended December 31, 2008, is presented below:

			Remaining
		Exercise	Contractual
		Price Per	Term(*) in
	Shares	Share (*)	Years
Outstanding at March 31, 2008	2,098,113	$8.53
Granted	—
Exercised	(11,387)	.46
Forfeited or expired	(216,990)	7.74

Outstanding at December 31, 2008	1,869,736	8.68	6.34

Exercisable at December 31, 2008	1,724,464	8.86	6.13

(*)	Weighted-average

The weighted-average grant date fair value of options granted during the nine month periods ended December 31, 2007 and 2008 was $6.57 and $0, respectively. The intrinsic value of options exercised during the nine month periods ended December 31, 2007 and 2008 was approximately $174,000 and $7,000, respectively. The intrinsic value of stock options outstanding at the nine month periods ended December 31, 2007 and 2008 was approximately $347,000 and $0, respectively.
As of December 31, 2008, there was approximately $473,000 of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2000 and 2007 Plans that are expected to be recognized as a charge to operations over a weighted-average period of 0.5 years. As of December 31, 2008, 1,820,344 options have vested or are expected to vest with a weighted-average exercise price of $8.73, a weighted-average remaining life of 6.27 years, and with an intrinsic value of $0.
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
The Consortium Agreement contemplated that upon the completion of our initial public offering (“IPO”) of shares of common stock with gross proceeds of at least $10,000,000 by April 30, 1999, the Company, with respect to the Current Compounds, and UNC-CH, (on behalf of the Scientific Consortium), with respect to Current Compounds and Future Compounds, would enter into license agreements for the intellectual property rights relating to the Compounds pursuant to which the Company would pay royalties and other payments based on revenues received for the sale of products based on the Compounds.
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

During the three and nine month periods ended December 31, 2008, the Company expensed approximately $32,000 and $199,000, respectively, of other payments to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research. For the corresponding periods ended December 31, 2007, the Company expensed approximately $180,000 and $583,000, respectively. Included in accounts payable as of December 31, 2008 and March 31, 2008, were approximately $269,000, and $755,000, respectively, due to UNC-CH and certain other Scientific Consortium universities.
In November 2000, The Bill & Melinda Gates Foundation (“Foundation”) awarded a $15,114,000 grant to UNC-CH (the “Foundation Grant”) to develop new drugs to treat human Trypanosomiasis (“African sleeping sickness”) and leishmaniasis. On March 29, 2001, UNC-CH entered into a clinical research subcontract agreement with the Company, whereby the Company was to receive up to $9,800,000, subject to certain terms and conditions, over a five year period to conduct certain clinical and research studies related to the Foundation Grant.
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
During the three and nine months ended December 31, 2008, approximately $408,000 and $1,920,000 was utilized for clinical and research purposes conducted and expensed, respectively. During the three and nine months ended December 31, 2007, approximately $1,335,000 and $2,639,000 was utilized for clinical and research purposes conducted and expensed, respectively. The Company has recognized revenues of approximately $563,000 and $2,076,000 during the three and nine months ended December 31, 2008, respectively. The Company has recognized revenues of approximately $1,335,000 and $2,639,000 during the three and nine months ended December 31, 2007, respectively. The remaining amount (approximately $173,000 as of December 31, 2008) has been deferred and will be recognized as revenue over the term of the agreement as the services are performed.
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

In return, the Company received an initial payment of $3 million. Par was to also pay the Company as much as $29 million in development milestones if pafuramidine advanced through ongoing Phase III clinical trials and the United States Food and Drug Administration (“FDA”) regulatory review and approval. In addition to royalties on sales, the Company could have received up to $115 million in additional milestone payments on future sales and retain the right to co-market pafuramidine in the U.S. The Company granted Par a right of first offer to enter into a license agreement with it if the Company determined that pafuramidine could be used for the treatment and/or prophylaxis of malaria. As a result of the discontinuation of the pafuramidine program, the Company recognized approximately $0 and $68,000 of deferred income in the three and nine month periods ended December 31, 2008, respectively. The Par License Agreement was terminated by Par on May 9, 2008.
On December 3, 2007, the Company entered into a licensing agreement with BioAlliance Pharma SA (“BioAlliance”) pursuant to which the Company granted Bio-Alliance and its affiliates an exclusive license to commercialize pafuramidine in Europe for the treatment of PCP in AIDS patients and African sleeping sickness (“BioAlliance License Agreement”). The Company also granted BioAlliance an option to commercialize pafuramidine in Europe for the prevention and treatment of malaria in travelers. Pursuant to the BioAlliance License Agreement, the Company received an initial payment of $3 million from BioAlliance, and it was to have received an additional $13 million upon achieving certain regulatory and pricing milestones. In addition, the Company was to receive an additional $10 million upon achieving certain sales milestones and was to have received double-digit royalties based on sales. As a result of the discontinuation of the pafuramidine program, the Company recognized approximately, $0 and $67,000 of deferred income in the three and nine month periods ended December 31, 2008. The Company will not receive additional funds.
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

In 2005, one of the breach of contract claims was dismissed upon the Company’s motion for summary judgment. On October 26, 2006, a preliminary pre-trial conference was held and the court granted the Company’s motions in limine to exclude plaintiffs’ damage claim for lost profits and prohibited plaintiff from offering expert testimony at trial on this issue. The court subsequently granted a motion to sever the trial on Count V, regarding the technology license agreement, from the trial on the remaining counts. The trial on the remaining counts concluded on December 7, 2007, and a jury returned a verdict against the Company and certain officers and directors for a total amount of $361,705. The Company immediately filed a motion with the court seeking to overturn the jury verdict, which the court subsequently denied. The Company had accrued for the litigation settlement in full, of which $120,000 was paid by the Company during the first quarter of fiscal 2009. The remaining amount is included in accrued liabilities at December 31, 2008.
In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits. Separately, the Company’s officers and directors have appealed the jury’s finding on the intentional interference with contractual relations claim. The United States Court of Appeals for the Seventh Circuit has consolidated these appeals, and briefing to the appellate court was completed on October 17, 2008. Oral argument in the consolidated appeals was held on January 16, 2009. The appeals are now pending decision before the appellate court.
6.	SUBSEQUENT EVENT
On January 12, 2009, Immtech Hong Kong Limited (“Immtech HK”) and Super Insight Limited (“Super Insight”) (collectively, the “Vendors”), Immtech Life Science Limited (“Immtech Life”) and Chen Jian Yuan (the “Purchaser”) entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”), pursuant to which the Purchaser purchased all of the issued share capital of Immtech Life, a subsidiary, whose sole asset was land use rights in Shenzhen, China, wholly owned indirectly by the Company.
Under the terms of the Sale and Purchase Agreement, (i) the Vendors have agreed to sell and Purchaser has agreed to purchase 100 issued ordinary shares of Immtech Life (the “Sale Shares”) and (ii) Super Insight has agreed to assign the shareholder’s loan due from Immtech Life to Super Insight (the “Shareholder’s Loan”) to the Purchaser. The total consideration for the Sale Shares and the Shareholder’s Loan is $2,000,000. The Vendors received the initial payment of $600,000 on January 12, 2009. The remaining $1,400,000 is required to be paid on or before March 19, 2009.

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
Results of Operations
With the exception of certain research funding agreements, license agreements and certain grants, we have not generated any revenue from operations. For the period from inception (October 15, 1984) to December 31, 2008, we incurred cumulative net losses of approximately $112,172,000. We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:
•	payments from foundations and other collaborators under arrangements that may be entered into in the future;
•	payments from license agreement milestones;
•	grants from the United States government and other governments and entities; and
•	the issuance of securities or borrowing of funds and future proceeds from the sale of the land use rights in Shenzhen, China.

The timing and amounts of grant and payment revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.
Three Month Period Ended December 31, 2008 Compared with the Three Month Period Ended December 31, 2007.
Revenues under collaborative research and development, and license agreements were approximately $563,000 and $1,835,000 for the three month periods ended December 31, 2008 and December 31, 2007, respectively. For the three month period ended December 31, 2008, we recognized revenues of approximately $563,000 related to a clinical subcontract agreement between us and UNC-CH while for the three month period ended December 31, 2007, we recognized revenues of approximately $1,335,000 related to the abovementioned UNC-CH clinical research subcontract, approximately $387,000 related to the Par License Agreement, and approximately $113,000 related to the BioAlliance License Agreement.
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
Research and development expenses decreased to approximately $734,000 from $4,214,000 for the three month periods ended December 31, 2008 and December 31, 2007, respectively. This is primarily due to the discontinuation of the drug development program for pafuramidine. Research and development expenses relating to the UNC-CH subcontract, decreased to approximately $408,000 in the three month period ended December 31, 2008 from approximately $1,335,000 in the three month period ended December 31, 2007. Discovery contract research expenses decreased to approximately $121,000 in the three month period ended December 31, 2008 from approximately $473,000 in the period ended December 31, 2007. Contract services relating to malaria trials decreased to approximately $69,000 in the three month period ended December 31, 2008 from approximately $369,000 in the three month period ended December 31, 2007. Additionally, contract services relating to trials for treatment of PCP decreased to approximately $12,000 from approximately $1,438,000 in the same periods.

Expenses associated with maintaining operations in mainland China were approximately $86,000 for the three month period ended December 31, 2008. Non-cash options expense under research and development decreased to approximately $51,000 in the three month period ended December 31, 2008 from approximately $136,000 in the three month period ended December 31, 2007. Other research and development expenses, which include the effect of headcount reduction year over year, decreased approximately $476,000 from the three month period ended December 31, 2007 to the three month period ended December 31, 2008.
General and administrative expenses decreased to approximately $1,211,000 from approximately $2,926,000 during the three month periods ended December 31, 2008 and December 31, 2007, respectively. The decrease was largely due to legal and accounting costs, which decreased to approximately $66,000 in the three month period ended December 31, 2008, from approximately $665,000 in the three month period ended December 31, 2007, along with the booking of approximately $362,000 as a reserve in the period ended December 31, 2007 for the settlement of the Von der Ruhr litigation. Non-cash general and administrative expenses decreased to approximately $149,000 in the three month period ended December 31, 2008, from approximately $588,000 in the three month period ended December 31, 2007, which relates to expensing of options. Costs relating to the formation of a new affiliated entity were approximately $290,000 in the three month period ended December 31, 2008. The entity is currently in the process of raising capital for investment purposes. The Company expects to own a minority interest in the entity.
During the three month period ended December 31, 2008, the company recorded a non-cash asset impairment charge of approximately $504,000 relating to the land use rights which have been subsequently sold for $2,000,000.
Our net loss decreased to approximately $1,883,000 from approximately $5,204,000 during the three month periods ended December 31, 2008 and December 31, 2007, respectively.
Nine Month Period Ended December 31, 2008 Compared with the Nine Month Period Ended December 31, 2007.
Revenues under collaborative research and development agreements were approximately $2,210,000 and $3,692,000 for the nine month periods ended December 31, 2008 and December 31, 2007, respectively. For the nine month period ended December 31, 2008, we recognized revenues of approximately $2,076,000 related to a clinical research subcontract agreement between us and UNC-CH, approximately $67,000 related to the Par License Agreement, and approximately $67,000 related to the BioAlliance License Agreement while for the nine month period ended December 31, 2007, recognized revenues of approximately $2,639,000 related to the abovementioned UNC-CH clinical research subcontract agreement, approximately $940,000 related to the Par License Agreement, and approximately $113,000 related to the BioAlliance License Agreement.
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
Research and development expenses decreased to approximately $3,218,000 from $8,415,000 for the nine month periods ended December 31, 2008 and December 31, 2007, respectively. This is primarily due to the discontinuation of the drug development program for pafuramidine. Research and development expenses relating to the UNC-CH subcontract, decreased to approximately $1,916,000 in the nine month period ended December 31, 2008 from approximately $2,556,000 in the nine month period ended December 31, 2007. Discovery contract research expenses decreased to approximately $528,000 in the nine month period ended December 31, 2008 from approximately $1,079,000 in the period ended December 31, 2007. Contract services relating to malaria trials decreased to approximately $173,000 in the nine month period ended December 31, 2008 from approximately $1,151,000 in the nine month period ended December 31, 2007. Additionally, contract services relating to trials for treatment of PCP and the subsequent termination decreased to approximately $251,000 from approximately $2,233,000 in the same periods. Expenses associated with setting up and maintaining operations in mainland China were approximately $252,000 in the nine month period ended December 31, 2008. Non-cash options expense under research and development decreased to approximately $30,000 in the nine month period ended December 31, 2008 from approximately $369,000 in the nine month period ended December 31, 2007.
General and administrative expenses decreased to approximately $3,404,000 from approximately $6,858,000 during the nine month periods ended December 31, 2008 and December 31, 2007, respectively. Patent fees decreased to approximately $199,000 in the nine month period ended December 31, 2008 from approximately $299,000 in the nine month period ended December 31, 2007. Legal and accounting fees decreased to approximately $423,000 in the nine month period ended December 31, 2008 from approximately $1,116,000 in the nine month period ended December 31, 2007, along with the booking of approximately $362,000 as a reserve in the period ended December 31, 2007 for the settlement of the Von der Ruhr litigation. Public relations decreased to approximately $92,000 in the nine month period ended December 31, 2008 from approximately $540,000 in the nine month period ended December 31, 2007. Non-cash general and administrative expenses decreased to approximately $164,000 in the nine month period ended December 31, 2008, having benefited by a reversal of approximately $428,000 due to the change in the option forfeiture rate under SFAS No. 123(R) upon the reduction in personnel in the first quarter of the fiscal year, from approximately $1,749,000 in the nine month period ended December 31, 2007, which includes (i) approximately $172,000 for the 50,000 warrants issued to a consultant, (ii) approximately $118,000 for the 30,000 warrants issued to an investor relations firm, and (iii) approximately $1,459,000 for expensing options. Costs relating to the formation of a new affiliated entity were approximately $290,000 in the nine month period ended December 31, 2008. The entity is currently in the process of raising capital for investment purposes. The Company expects to own a minority interest in the entity.

During the nine month period ended December 31, 2008, the company recorded a non-cash asset impairment charge of approximately $1,197,000 relating to the land use rights which have been subsequently sold for $2,000,000.
Our net loss decreased to approximately $5,574,000 from approximately $11,199,000 during the nine month periods ended December 31, 2008 and December 31, 2007, respectively.
Business Plans
AQ-13 and Other Infectious Diseases Programs
Our clinical and regulatory staff is planning for the clinical development of AQ-13 for the treatment of malaria and malaria prophylaxis in travelers. We have identified and are preparing to execute additional toxicology and genotoxicology studies, and planning the Phase I dose ranging study of AQ-13. We recently received an Orphan Drug Designation for AQ-13 in treatment of malaria, and have licensed exclusive rights to AQ-13 and other 4-aminoquinolines in development from Tulane University. We are currently pursuing relationships with Non Governmental Organizations (“NGOs”) and foundations to provide support for the development of AQ-13. We do not believe that we will develop this program unless we obtain third party funding to cover or reduce third party and overhead expenses. We expect to initiate the AQ-13 program in the first half of calendar year 2009.
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
Discovery Programs
We are actively working on the following long term discovery programs currently supported by Company funds:
Hepatitis C Virus (“HCV”): Through a combination of academic collaboration and contract services, we are advancing an HCV drug discovery effort. In June 2008, we announced that a prototype compound was found to have activity against HCV under assay conditions designed to demonstrate inhibition of the virus entry process. We are currently engaged in new medicinal chemistry and screening efforts to optimize the lead for potency and oral availability.
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
China
Early this year, we announced the initiation of a collaboration with Beijing Capital Medical University (“BCMU”) in Beijing, one of China’s leading academic medical research centers. We plan to explore the potential of having joint ventures with Chinese pharmaceutical companies that are interested in expanding outside of China. These companies could provide funding and resources to further develop our compounds.
Liquidity and Capital Resources
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Since inception, the Company has incurred accumulated net losses of approximately $112,172,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements. There can be no assurance that the Company’s activities will lead to the development of commercially viable products. The Company’s operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company’s cash requirements may vary materially from those now planned when and if the following become known: formation and development of relationships with strategic partners, changes in the focus and direction of development programs, results of research and development efforts, results of clinical testing, responses to grant requests, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any results of our new global business initiatives may require the Company to allocate substantially more funds than are currently available or than management intends to raise.
As of December 31, 2008, cash and cash equivalents were approximately $914,000.
We spent approximately $3,000 and $7,000 on equipment purchases during the three and nine month periods ended December 31, 2008, respectively. We spent approximately $5,000 on equipment purchases during the three and nine month periods ended December 31, 2007. No significant purchases of equipment are anticipated by us during the year ending March 31, 2009.

We periodically receive cash from the exercise of common stock options and warrants. No options or warrants were exercised for cash during the three or nine month periods ended December 31, 2008. During the three month period ended December 31, 2007, we received approximately $187,000 from the exercise of warrants and approximately $2,000 from the exercise of options. During the nine month period ended December 31, 2007, we received approximately $484,000 from the exercise of warrants and approximately $2,000 from the exercise of options.
We believe our existing unrestricted cash and cash equivalents and the future proceeds from the sale of the land use rights in Shenzhen, China, will be sufficient to meet our planned expenditures through at least June 30, 2009, although there can be no assurance we will not require additional funds.
Through December 31, 2008, we financed our operations with:
•
proceeds from various private placements of debt and equity securities, an initial public offering, and other cash contributed from stockholders, which in the aggregate raised approximately $77,608,000;

•
payments from research agreements, licensing agreements, foundation grants, and Small Business Innovation Research (“SBIR”) grants and Small Business Technology Transfer program grants of approximately $37,010,000; and

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
We believe our existing unrestricted cash and cash equivalents and the grants and funds from the sale of Immtech Life we have received or have been awarded and are awaiting disbursement of, will be sufficient to meet our planned expenditures through at least June 2009, although there can be no assurance we will not require additional funds.

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
Changes in Internal Controls
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In 2005, one of the breach of contract claims was dismissed upon the Company’s motion for summary judgment. On October 26, 2006, a preliminary pre-trial conference was held and the court granted the Company’s motions in limine to exclude plaintiffs’ damage claim for lost profits and prohibited plaintiff from offering expert testimony at trial on this issue. The court subsequently granted a motion to sever the trial on Count V, regarding the technology license agreement, from the trial on the remaining counts. The trial on the remaining counts concluded on December 7, 2007, and a jury returned a verdict against the Company and certain officers and directors for a total amount of $361,705. The Company immediately filed a motion with the court seeking to overturn the jury verdict, which the court subsequently denied.
In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits. Separately, the Company’s officers and directors have appealed the jury’s finding on the intentional interference with contractual relations claim. The United States Court of Appeals for the Seventh Circuit has consolidated these appeals, and briefing to the appellate court was completed on October 17, 2008. Oral argument in the consolidated appeals was held on January 16, 2009. The appeals are now pending decision before the appellate court.

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
The adverse capital and credit markets could affect our liquidity.
Adverse capital and credit market conditions could affect our ability to meet liquidity needs, as well as our access to capital and cost of capital. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. For example, recently credit spreads have widened considerably. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by continued disruptions in the capital and credit markets.
Our shares of common stock may be de-listed from the NYSE Alternext US.
On December 23, 2008, we received a notice from the staff of the NYSE Alternext US (the “Exchange”) that a review of our quarterly report on Form 10-Q for the period ended September 30, 2008 indicated that the we are not in compliance with certain of the Exchange’s continued listing standards as set forth in the Exchange’s Company Guide (the “Company Guide”). The Exchange noted that we are not in compliance with (a) Section 1003(a)(ii) of the Company Guide, because our stockholders’ equity is less than $4,000,000 and we have had losses from continuing operations and net losses in three out of our four most recent fiscal years; (b) Section 1003(a)(iii) of the Company Guide, because our stockholders’ equity is less than $6,000,000 and we have had losses from continuing operations and net losses in our five most recent fiscal years; and (c) Section 1003(a)(iv) of the Company Guide, because we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature. We are required to remedy each of these matters in a timely manner by submitting a plan advising the Exchange of how we intend to regain compliance with Section 1003(a)(iv) of the Company Guide by March 23, 2009 and Sections 1003(a)(ii) and (iii) of the Company Guide by June 23, 2010. On January 23, 2009, we submitted a plan to the Exchange addressing how we intend to regain compliance. If de-listing occurs, it could be more difficult to buy or sell our common stock and the price of our common stock could decline. Delisting could also affect our ability to raise capital. If we were delisted from the Exchange, we could seek to move trading of our common stock to the OTC Bulletin Board. This method of trading could significantly impair our ability to raise new capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities.
All such shares of common stock herein described as issuances below were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Preferred Stock Dividend Payment.
On October 15, 2008, we issued 478,551 shares of common stock as payment of a dividend earned on outstanding preferred stock to the holders thereof. Holders of Series A Convertible Preferred Stock earned 48,777 shares of common stock on 32,500 outstanding shares; holders of Series B Convertible Preferred Stock earned 18,938 shares of common stock on 9,464 outstanding shares; holders of Series C Convertible Preferred Stock earned 91,126 shares of common stock on 45,536 outstanding shares; holders of Series D Convertible Preferred Stock earned 172,912 shares of common stock on 115,200 outstanding shares; and holders of Series E Convertible Preferred Stock earned 146,798 shares of common stock on 97,800 outstanding shares. We also paid holders of our outstanding preferred stock $26 in cash in lieu of fractional shares.
Conversion of Preferred Stock to Common Stock.
On December 1, 2008, holders of Series E Convertible Preferred Stock, $0.01 par value (“Series E Stock”) converted 3,600 shares of Series E Stock into 15,232 shares of our common stock.
On December 13, 2008, holders of Series E Stock converted 94,200 shares of Series E Stock into 470,965 shares of our common stock under the mandatory conversion provisions as set forth in the Certificate of Designation for the Series E Stock.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None

Item 6. Exhibits.

10.51**	Sale and Purchase Agreement, dated January 12, 2009, among Super Insight Limited, Immtech Hong Kong Limited, Chen Jian Yuan, and Immtech Life Science Limited (Form 8-K, dated January 12, 2009)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMTECH PHARMACEUTICALS, INC.
Date: February 9, 2009	By:	/s/ Eric L. Sorkin
Eric L. Sorkin
President and Chief Executive Officer

Date: February 9, 2009	By:	/s/ Gary C. Parks
Gary C. Parks
Treasurer, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.51	**	Sale and Purchase Agreement, dated January 12, 2009, among Super Insight Limited, Immtech Hong Kong Limited, Chen Jian Yuan, and Immtech Life Science Limited (Form 8-K, dated January 12, 2009)

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

**	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.