Form 10-K
period 2009-03-31
IMMTECH PHARMACEUTICALS, INC.
filed 2009-07-14
CIK 882509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from [__] to [__].
Commission file number 001-14907
IMMTECH PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1523370

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One North End Avenue New York, New York	10282

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 549-8035
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Common Stock, par value $0.01 per share
(Title of class)
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,390,734.
As of July 10, 2009, the total number of shares of the registrant’s common stock outstanding was 17,806,586 shares.
Documents incorporated by reference. None.

IMMTECH PHARMACEUTICALS, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference herein regarding Immtech Pharmaceuticals, Inc.’s business contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. All statements other than statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements frequently, but not always, use the words “may,” “intends,” “plans,” “believes,” “anticipates” or “expects” or similar words and may include statements concerning our strategies, goals and plans. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following: (i) Immtech’s ability to manage its resources; (ii) Immtech’s ability to develop commercially viable products; (iii) Immtech’s ability to achieve profitability; (iv) Immtech’s ability to retain key personnel; (v) the ability of Immtech’s scientists and collaborators to discover new compounds; (vi) the availability of additional research grants; (vii) Immtech’s ability to obtain regulatory approval of its drugs candidates; (viii) the success of Immtech’s clinical trials; (ix) dependence upon and contractual relationship with partners; (x) Immtech’s ability to manufacture or to contract with a third party to manufacture its drug candidates at a reasonable cost; (xi) Immtech’s ability to protect its intellectual property; (xii) competition and alternative technologies; (xiii) Immtech’s ability to obtain reimbursement from third party payers for any product it commercializes; and (xiv) potential exposure to significant product liability. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I.
ITEM 1. BUSINESS
A. Business Overview
Immtech Pharmaceuticals, Inc., (the “Registrant”) is dedicated to improving global health and advancing high growth commercial opportunities in pharmaceutical and other sectors. We aim to enhance stockholders’ value and make sustainable, positive contributions. The Company’s efforts reflect extensive work in clinical research, new product development and marketing. Immtech’s management also has significant expertise in business development in the People’s Republic of China (“China”) and other high growth areas around the world, and we plan to utilize our competitive advantages to try to grow the Company in such markets.
Immtech is developing new compounds to treat infectious diseases that affect hundreds of millions of people worldwide annually. The enormous demand for new drugs represents both unmet global needs and potentially profitable opportunities. The Company is focused on developing a new treatment for the Hepatitis C virus (“HCV”), which had an estimated market opportunity of $2.3 billion in 2007 in annual sales according to Datamonitor. We also intend to apply our expertise in both new drug development and enhanced healthcare-related services, including the sale and distribution of approved treatments and devices, and content distribution for the rapidly growing markets in China. The Chinese government has announced a commitment to transform its healthcare system and has indicated that $120 billion may be allocated to such program. Significant opportunities may be created as a result of this healthcare system restructuring.

In addition to our pharmaceutical development, Immtech’s experience over the past decade also provides a platform for multiple new business opportunities in diverse commercial sectors, including mining. Recognizing the substantial demand for physical assets, the Company began expanding into other areas outside of the healthcare sector by investing in a privately-held Hong Kong based holding company, Gold Avenue Ltd. (“Gold Avenue”), which provides advice and sources technology and capital for the recycling of tin tailings. See “—Investment in Gold Avenue.” Like new treatments for diseases, metals and other essential assets are greatly needed by emerging markets as they grow.
1. Pharmaceutical Business
Globalization and the increased income levels seen in numerous emerging regions have created significant opportunities in both the development of new drugs and, more broadly, in healthcare services for drug developers and for service providers. To capitalize on the opportunities arising in the global healthcare marketplace, we seek to develop proprietary operations in China and potentially in other regional markets. According to the Financial Times, the seven “pharmemerging” markets of China, India, Russia, Brazil, Turkey, Mexico and South Korea will generate approximately 51% of global medicine revenues in 2009, or approximately $80 billion, which reflects a 30% increase from last year. It is projected that China will become the world’s third largest pharmaceutical market by 2013.
We plan to focus on the discovery and development of drugs to treat infectious diseases. These diseases present significant unmet needs and these needs will increase dramatically as threats to the global community. According to the World Health Organization (“WHO”), infectious diseases are collectively the most common cause of death in the world today. Yet relatively few new drugs for the treatment of infectious diseases have been brought to market in the past two decades. New drugs are needed to address the risk of drug resistance by known pathogens and the emergence of new pathogens in the years ahead.
Much of the drug development being conducted in the industry emphasizes the chronic conditions of citizens of developed nations, and often requires lengthy, complex clinical trials to establish both drug efficacy and superiority to an existing standard of care. By contrast, infectious disease-related drug development generally involves clinical trials with well-defined endpoints that can be evaluated clearly over a relatively short duration. Our focus on global opportunities leads naturally to an expansion of business development in China, given that China has 20% of the world’s population. Our experience there also creates various opportunities outside the laboratory environment as China expands its healthcare infrastructure. It is estimated that demand for drugs, healthcare information, education, and services will propel China’s pharmaceutical market to grow by more than 20% a year even as growth rates in key European and U.S. markets are decelerating. According to the WiCon International Group, the publisher of Pharma China, sales of pharmaceutical, herbal, and Chinese medicine drug products reached $50 billion in 2007. The growth and expansion of healthcare needs in China will require a vastly expanded supply of both products and services, and we believe that Immtech is well poised to benefit in this dynamic market.

Our first drug candidate, pafuramidine, and several compounds for our discovery programs were synthesized and initially evaluated by our research partners at The University of North Carolina at Chapel Hill (“UNC-CH”) and Georgia State University (“Georgia State”). We have exclusive worldwide licenses to develop and commercialize compounds discovered and patented by scientists at these universities, and we have access to their large library of compounds. We call these scientists, and others from whom we have rights to commercialize technology discovered or developed by them, our consortium scientists. Our license rights include 146 issued domestic U.S. and foreign patents that cover many classes of novel chemical compounds. These compounds target HCV, malaria and other serious diseases.
During the year ended March 31, 2008, our drug development program for pafuramidine was discontinued due to findings of renal and liver adverse events among participants in our study of healthy volunteers conducted in South Africa. This clinical trial had been initiated to provide safety data in support of the African sleeping sickness and pneumocystis pneumonia indications. It was halted in December 2007 after several subjects developed abnormal liver function the program was discontinued in February 2008 when five subjects in the same study developed renal abnormalities that required medical intervention and hospitalization. All affected subjects have recovered fully, and to date, no lasting adverse effects have been observed in these volunteers.
New and independent efforts by us are underway to pursue lead compounds that differ substantially in structure, mechanism of action, and metabolic fate from dications related to pafuramidine. To that end, we believe that the lead compounds in the antibiotic program appear to act by inhibiting bacterial protein synthesis. We also believe that the monocations in the antiviral program appear, in general, to inhibit an early step in the virus lifecycle likely associated with virus entry.
A predecessor of the Registrant was incorporated under the laws of the State of Wisconsin on October 15, 1984, and subsequently merged with and into the Registrant on April 1, 1993. We began the development of drugs to treat infectious disease in 1997. Our executive offices are located at One North End Avenue, New York, New York 10282, telephone number (212) 791-2911 or toll-free (877) 898-8038. Our common stock (the “Common Stock”) is quoted on the Pink OTC Markets quotation system under the ticker symbol “IMMP.”
For the fiscal year ended March 31, 2009, we had revenues of approximately $2.4 million and a net loss of approximately $6.5 million. We currently have enough cash to operate into the third calendar quarter of 2009. We are currently considering financing alternatives. We are a development stage pharmaceutical company that operates as one segment.
The discontinuation of the pafuramidine development program and the new business opportunities discussed above raise doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. However, the accompanying financial statements do not include any additional adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or amounts and classification of liabilities or other similar adjustments. In addition, the report of our independent registered public accounting firm on the accompanying financial statements included in this Annual Report on Form 10-K contains an explanatory paragraph regarding going concern uncertainty.

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
2. Investment in Gold Avenue

On September 22, 2008, Eric L. Sorkin, our President, Chief Executive Officer and Chairman of our board of directors, and Cecilia Chan, our Vice Chairman and a member of our board of directors, incorporated Gold Avenue in Hong Kong and became members of the board of directors of Gold Avenue. Gold Avenue was established as an investment holding company with a focus on investing in metal and mineral assets in China. On November 18, 2008, Donald Sinex, a member of our board of directors, joined the board of directors of Gold Avenue.

In November 2008, Gold Avenue commenced a private placement, pursuant to which it raised $4.4 million to invest in convertible bonds issued by Parkwick Technology Limited (“Parkwick”). On January 22, 2009, we entered into an agreement with Gold Avenue, pursuant to which we invested $500,000 in Gold Avenue in exchange for 500,000 ordinary shares of Gold Avenue capital stock (the “Investment”). The Investment currently represents approximately 22% of our total assets.

Following the Investment, Mr. Sorkin and Ms. Chan have agreed to hold 20% of the outstanding ordinary shares of Gold Avenue’s capital stock as our nominees (the “Management Shares”). See “Certain Relationships and Related Transactions, and Director Independence.” The remaining 80% of the outstanding ordinary shares of Gold Avenue’s capital stock (the “Restricted-Voting Shares”) are held by investors, including us. As of March 31, 2009, we owned approximately 11% of the Restricted-Voting Shares of Gold Avenue capital stock.

On April 2, 2009, Gold Avenue purchased a $4,000,000 convertible bond issued by Parkwick. The convertible bond has an annual interest rate of 22%, pays interest semi-annually, and provides Gold Avenue the option to convert the bond into 10% of the capital stock of Parkwick through March 31, 2014. Gold Avenue also has the opportunity to purchase an additional $8,000,000 convertible bond issued by Parkwick.

Parkwick is a private company incorporated in accordance with the laws of Hong Kong, which in turn holds a 66% interest in a joint venture called Yunnan Tin Tian Jue Mineral Resources Recycling Company Ltd. (“TJJV”). TJJV’s aim is to recover tin from large residual deposits, or tailings, from old mining sites. Yunnan Tin Industry Group (Holding) Company Limited (“YTG”) holds the remaining 34% interest in TJJV. YTG has contributed seventeen tin sites to TJJV filled with tailings containing, according to YTG, an estimated 800,000 tons of tin.

TJJV has commenced recovery operations at one of the 17 sites and has operated pilot operations at two other sites. The recovery process serves to separate the tin ore from soil particles by grinding, washing and vibration, followed by skimming the residual tin tailings. These tailings are then processed further, with the goal of obtaining levels of 30% tin ore content, and then sold to YTG for smelting. The right to process tin at the 17 sites that have been contributed by YTG to TJJV has been fully permitted by authorized Chinese government agencies for approximately the next 20 years. The product purchase agreement, pursuant to which YTG has agreed to purchase tin tailings from TJJV, extends for the same period. The cost of production at a site includes not only the actual cost of a production line, but also includes the infrastructure cost. Different lines in different locations require different infrastructural investments. Water and electricity are supplied by local authorities.

Gold Avenue’s investment is being used to operate only the existing operational site and will be used to expand the two sites that have operated as pilots, with new production lines and supporting infrastructure, and to build one new production site. There can be no assurance that TJJV will be successful in generating sufficient returns from its investment by Gold Avenue.

TJJV is governed by a board of directors consisting of five directors, of which two are nominated by YTG and three are nominated by Parkwick. One of the Parkwick nominees to the board of directors of TJJV is to be nominated by Gold Avenue. Currently, Mr. Sorkin is designated as Gold Avenue’s nominee to the TJJV board of directors.

B. Pafuramidine
The pafuramidine program is being closed out. Presently, we are continuing follow-up assessment of African sleeping sickness subjects in our Phase III study of pafuramidine as planned. These patients completed treatment in March 2007 and have been followed for 24 months. All other pafuramidine studies have either been closed or the follow-up of previously treated patients and volunteers is ongoing.
As part of the close-out activities of the pafuramidine program, final reports for all clinical trials are being prepared with primary focus on the safety and tolerability of pafuramidine. These reports will be submitted to the FDA and other regulatory agencies. A full report of our evaluation of the adverse events associated with the use of pafuramidine is also being prepared and will be submitted to the FDA in response to the full clinical hold. We are also conducting follow up of subjects who have received pafuramidine in prior clinical trials to assess whether any unexpected adverse events occurred that have not previously been reported to us by the investigators for such trials.

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
The following sections provide the current status of the studies that were ongoing at the time of the clinical hold in December 2007 and update the results presented in our annual report filed with the SEC for the year ended March 31, 2008. We do not anticipate providing any future updates regarding the pafuramidine development program.
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
i. Pivotal Phase III Clinical Trial
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
We completed the 12 month follow-up analysis in the second half of 2008, and we intend to complete the 24 month follow-up visits of all patients enrolled in the trial in the second half of 2009. These reports will be submitted to the FDA.
Our clinical trials of pafuramidine to treat African sleeping sickness were financially supported by a grant to UNC-CH from the Bill and Melinda Gates Foundation (“Foundation”) under a Clinical Research Subcontract (as defined below). See “—Funding for African Sleeping Sickness Research and Clinical Trials.” We do not expect to receive future funding under the Clinical Research Subcontract unless additional funding is necessary to close out the pafuramidine development program.
ii. Funding for African Sleeping Sickness Research and Clinical Trials
Our development of pafuramidine for treating African sleeping sickness has been supported financially by a grant to UNC-CH from the Foundation. To date, the Foundation has granted to UNC-CH approximately $40 million for the development of pafuramidine to treat this disease. This total includes a grant to UNC-CH for $22.6 million in 2006 to complete the Phase III clinical trial of pafuramidine to treat African sleeping sickness and prepare the drug for commercialization, initiate a Phase IIIb expanded access clinical trial, develop a pediatric formulation for use by infants and children, and test pafuramidine in a pilot program for the East African form of African sleeping sickness. Pursuant to the Clinical Research Subcontract and Amended and Restated Clinical Research Subcontract (as discussed below), we have received approximately $22.4 million of the approximately $40 million granted to UNC-CH by the Foundation.
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

On March 29, 2001, we entered into a clinical research subcontract (the “Clinical Research Subcontract”) with UNC-CH to advance the work funded by the Foundation’s $15.1 million grant. Under the terms of the Clinical Research Subcontract, we are responsible for the oversight of Phase II and Phase III clinical trials of the drug candidate pafuramidine for African sleeping sickness. The terms of the Clinical Research Subcontract require us to segregate the Clinical Research Subcontract funds from our other funds and to use the proceeds only for developing a drug to treat African sleeping sickness.
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
Effective March 28, 2006, we amended and restated the Clinical Research Subcontract (the “Amended and Restated Clinical Research Subcontract”) to continue the Phase III clinical trial of pafuramidine to treat African sleeping sickness and to prepare the drug for commercialization, conduct an expanded access trial, develop a pediatric formulation for infants and children, and test pafuramidine in a pilot study of the East African form of African sleeping sickness. Under the Amended and Restated Clinical Research Subcontract, we received from the UNC-CH led consortium a five year funding commitment of approximately $13.6 million to support the Phase III trial and development of the drug for commercialization, and to conduct the additional research. Under the Amended and Restated Clinical Research Subcontract, we received on May 24, 2006, the first payment of approximately $5,649,000 and on November 2, 2007, the second payment of approximately $5,123,000 of the five year approximately $13.6 million contract. Since the pafuramidine program was cancelled on February 22, 2008, no further funding was received on this grant.
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

iii. Pafuramidine Licensing Agreements
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
Additionally, on December 3, 2007, we entered into a licensing agreement with BioAlliance Pharma SA (“BioAlliance”) pursuant to which we granted BioAlliance and its affiliates an exclusive license to commercialize pafuramidine in Europe for the treatment of PCP in AIDS patients and African sleeping sickness (the “BioAlliance License Agreement”). We also granted BioAlliance an option to commercialize pafuramidine in Europe for the prevention and treatment of malaria in travelers. Pursuant to the BioAlliance License Agreement, we received a payment of $3 million. No further funds are expected.
C. Drug Discovery and Development Programs
1. Hepatitis C
The HCV drug market, which was approximately $2.3 billion in 2007, is projected to grow to $4.5 billion by 2017 according to Datamonitor. Growth in use of HCV therapies also will come from increasing numbers of patients who do not respond to initial treatments, and are being retreated with second courses of standard and/or other new therapies.
We base our HCV research activities upon published findings that show compounds active in an HCV-related animal virus, bovine viral diarrhea virus (“BVDV”), may have similar activity against HCV. We have tested several classes of compounds against the BVDV virus in vitro, and several compounds exhibited potent inhibitory effects on the BVDV viral life cycle. We have identified a class of compounds that prevents BVDV infection at very low concentrations in cell culture, and have evaluated these compounds in in vitro cell culture assays of HCV infection. Certain classes of compounds exhibit potent cross-reactivity in this assay and preliminary time of addition studies point to the compounds having an effect on early events in the virus life-cycle. We are following this important proof-of-concept with new medicinal chemistry efforts to further optimize the pharmacokinetics, safety and pharmacological activity characteristics of the lead compound series. We have so far identified up to four potential optimized leads that are close to meeting the criteria necessary to be declared pre-clinical development candidates. These candidates demonstrate potency in cell culture and oral bioavailability with good half-life in rats. Selection of a candidate will depend on whether any of these compounds meets criteria in vitro and in vivo safety assessment. The potential novel mechanism of action suggests a compound from this class could have synergies with other existing and developing anti-HCV compounds.

2. Malaria
Malaria, a protozoan disease transmitted by infected mosquitoes, threatens up to 40% of the world’s population and can be fatal if not promptly treated. According to the WHO, malaria causes at least one million deaths annually, and there are at least 300 million new cases reported each year. There are approximately 125 million people who travel to countries where malaria infections are prevalent, requiring medicine for prevention. Immtech has exclusive, worldwide rights to AQ13, a development compound licensed from Tulane University. If we are able to create a joint venture with a partner or a foundation, we may explore the development of a new malaria drug.
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
Consortium scientists have developed a large and growing library of compounds based on decades of work on aromatic compounds. Several compounds have been tested in a wide variety of assays and animal models for activity against various diseases. These compounds and their methods of use and manufacture have been patented by our partner universities, patents to which we have exclusive, worldwide licenses. See “—Collaborations.”
New and independent efforts by us are underway to pursue lead compounds that differ substantially in structure, mechanism of action, and metabolic fate from dications related to pafuramidine. To that end, the lead compounds in the antibiotic program appear to act by inhibiting bacterial protein synthesis. The monocations in the antiviral program appear, in general, to inhibit an early step in the virus lifecycle likely associated with virus entry.

E. Collaborations
1. Scientific Consortium at UNC-CH, Georgia State, Duke, and Auburn
On January 15, 1997, we entered into a consortium agreement with UNC-CH and a third party (the “Consortium Agreement”) (to which each of Georgia State, Duke University and Auburn University shortly thereafter joined (collectively with UNC-CH, the “Scientific Consortium”)). The Consortium Agreement provided that aromatic cations developed by the Scientific Consortium were to be exclusively licensed to us for global commercialization. As contemplated by the Consortium Agreement, on January 28, 2002, we entered into a license agreement with the Scientific Consortium whereby we received the exclusive license to commercialize all future technology and compounds (“future compounds”) developed or invented by one or more of the consortium scientists after January 15, 1997 (the “License Agreement”), and which also incorporated into such License Agreement our license with the Scientific Consortium with regard to compounds developed on or prior to January 15, 1997 (defined in the Consortium Agreement as “current compounds”). The License Agreement was amended and restated effective as of March 24, 2006 (the “Amended and Restated License Agreement”).
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

The Consortium Agreement requires us to (i) reimburse UNC-CH, on behalf of our consortium scientists for certain patent and patent-related fees, (ii) pay certain milestone payments, and (iii) make royalty payments based on revenue derived from the licensed technology. Each month on behalf of the consortium scientist or university, as the case may be, UNC-CH submits to us an invoice to reimburse patenting-related fees incurred prior to the invoice date and related to patents and patent applications to which we hold a license under the Consortium Agreement. For the fiscal year ended March 31, 2009, we reimbursed UNC-CH approximately $294,000 for such patent and patent-related costs, and through March 31, 2009, we have reimbursed to UNC-CH approximately $3,712,000 in the aggregate for patent and patent-related costs. We are also required to make milestone payments in the form of issuance of 100,000 shares of our Common Stock to the consortium upon the filing of our first new New Drug Application or an Abbreviated New Drug Application based on consortium technology developed and are required to pay to UNC-CH on behalf of the consortium (other than Duke University), (i) royalty payments capped at a percentage of our net worldwide sales of “current products” and “future products” (products based directly or indirectly on current compounds and future compounds, respectively), and (ii) a percentage of any fees we receive under sublicensing arrangements. With respect to products or licensing arrangements emanating from Duke University technology, we are required to negotiate in good faith with UNC-CH (on behalf of Duke University) royalty, milestone or other fees at the time of such event, consistent with the terms of the Consortium Agreement.
2. Clinical Research Agreement with UNC-CH
In November 2000, the Foundation awarded to UNC-CH a $15.1 million grant to develop new drugs to treat African sleeping sickness and leishmaniasis (the “Foundation Grant”). On March 29, 2001, we entered into the Clinical Research Subcontract with UNC-CH, whereby we were to receive up to $9.8 million to be paid contingent upon UNC-CH’s receipt of the Foundation Grant. Our continued funding under the Clinical Research Subcontract was subject to certain terms and conditions over the succeeding five year period. We were required to conduct certain clinical and research studies related to the Foundation Grant. In April 2003, the Foundation increased the Foundation Grant by approximately $2.7 million for the expansion of Phase IIb/III clinical trials of pafuramidine to treat African sleeping sickness and improved manufacturing processes. As of March 31, 2006, we had received, pursuant to the Clinical Research Subcontract, inclusive of our portion of the Foundation Grant increase, a total amount of funding of approximately $11.7 million. In March 2006, we amended and restated the Clinical Research Subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment of $13.6 million from the Foundation. Under the Amended and Restated Clinical Research Subcontract, on May 24, 2006, the Company received the first payment of approximately $5.6 million, and on November 2, 2007, the second payment of approximately $5.1 million of a five year $13.6 million contract, bringing funds awarded under all Foundation Grants to approximately $22.4 million. Since the pafuramidine program was discontinued, no further funding is expected on this grant.

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
3. Super Insight Limited
On November 28, 2003, we purchased (i) from an investor, 100% of Super Insight Limited (“Super Insight”), a BVI company, and Immtech Life Science Limited (“Immtech Life Science”) and (ii) from Lenton, a 100% interest in Immtech HK. Immtech Life Science was a wholly-owned subsidiary of Super Insight that we sold in January 2009. See “—Immtech Life Science Limited.” As payment for the acquisition, we transferred to the investor our 80% interest in Lenton and $400,000 in cash.
4. Immtech Life Science Limited
All of the issued share capital in Immtech Life Science, a Hong Kong company, was sold on January 12, 2009 for $2 million. Immtech Life Science’s sole asset was the land use rights to two floors of a building located in the Futian Free Trade Zone, Shenzhen, in China.

G. Manufacturing
1. Aromatic Cationic Compounds
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
2. Third Party Manufacturing of Small Quantities of Compounds
Under our direction, we have established a relationship with a third party discovery contract services provider to synthesize small quantities of novel chemical entities primarily in support of our antiviral program.
H. Strategy
Immtech is dedicated to improving global health and advancing high growth commercial opportunities in the pharmaceutical and other sectors. We aim to enhance stockholders’ value and make sustainable, positive contributions. Additionally, we are working to provide essential assets for growth by using environmentally-friendly methods. We plan to advance our HCV program by selecting a lead drug candidate for clinical development. The HCV market is projected to grow to $4.5 billion by 2017. Growth in the use of HCV therapies may also occur from the increasing numbers of patients who do not respond to initial treatments, and are being re-treated with a second course of therapy. Accordingly, the creation of a new HCV drug could vastly improve the quality of life for millions of people.
Additionally, we will pursue marketing opportunities in China’s healthcare market. The Chinese government has announced that it is committing $120 billion to restructure its national healthcare system. We believe there are substantial opportunities in bringing approved drugs, devices, and services into China. Given Immtech’s experience in China, we believe we are positioned to operate with competitive advantages in accessing sales opportunities in that market.
We believe that our experience in business development in China will enable us to obtain opportunities outside of the pharmaceutical industry. Our investment in Gold Avenue and our participation in the joint venture between Parkwick and YTG is an example of an attractive market to which we were able to gain access. We plan to selectively focus on macro-growth patterns with a specific concentration on the Chinese market as the Company further pursues its growth plans.

I. Research and Development
We estimate that we have spent approximately $5.8 million, $7.0 million, and $1.6 million respectively, in fiscal years ended March 31, 2007, 2008 and 2009, on Company- sponsored research and development, and approximately $3.0 million, $4.6 million, and $1.9 million respectively, in fiscal years ended March 31, 2007, 2008 and 2009, on research and development sponsored by others. All research and development activity for fiscal years ended March 31, 2007, 2008 and 2009 has been in support of our pharmaceutical commercialization effort.
J. Patents and Trade Secrets
Our pharmaceutical compounds are protected by multiple patents secured by our research partners. We consider the protection of our proprietary technologies and products to be important to our business. We rely on a combination of patents, licenses, copyrights and trademarks to protect these technologies and products. Protection of our aromatic cation technology platform includes exclusive licensing rights to, as of June 5, 2009, 178 patents and patent applications, 146 of which have issued in the United States and in various global markets. We also own separately six issued patents that have been assigned to us. Generally, United States patents have a term of 17 years from the date of issue for patents issued from applications submitted prior to June 8, 1995, and 20 years from the date of filing of the application in the case of patents issued from applications submitted on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application.
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
M. Employees
As of June 30, 2009, we had 11 employees (including two employees who work for Immtech HK, our Hong Kong subsidiary). One of our employees directs research and development, and the other ten work in general and administrative capacities which include business development, finance, investor relations and administration. In addition, there are over 50 scientists affiliated with our consortium university partners who are engaged in the research and discovery of novel pharmaceutical compounds to which we have exclusive license and commercialization rights.

ITEM 1A. RISK FACTORS
Although we formally discontinued development of pafuramidine and have reduced our workforce, we may be unable to successfully manage our remaining resources, including available cash, while we seek to identify new drug development candidates or complete a strategic transaction.
We formally discontinued clinical development of pafuramidine in February 2008 after the pafuramidine program had been placed on clinical hold. We had previously devoted a majority of our research, development and clinical efforts and financial resources toward the development of pafuramidine, and we have few product candidates in clinical or preclinical development. In connection with the termination of our clinical development of pafuramidine, we had workforce reductions. We cannot predict whether we will be able to identify alternate strategic transactions which will either provide us with new drug development candidates or return value to our stockholders on a timely basis or at all. We also cannot predict whether any potential strategic transaction would be consummated on favorable terms, and anticipate that such transaction may require us to incur significant additional costs.
We have a history of losses and an accumulated deficit and, as a result, our future profitability is uncertain.
We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we try to continue to develop pharmaceutical drug candidates, engage in clinical trials and commercialize products. As of March 31, 2009, we had an accumulated deficit of approximately $118.5 million. Net losses attributable to common stockholders were approximately $11.0 million and $6.9 million for the fiscal years ended March 31, 2008 and March 31, 2009, respectively.

We have limited experience outside the drug and healthcare industry and our new investment in the Chinese tin industry and any other strategies or investments we pursue may not be successful and are subject to a number of risks and uncertainties, which could have a material adverse effect on our financial condition and the value of our common stock.

Following the discontinuance of clinical development of pafuramidine in February 2009, we have few product candidates in clinical or preclinical development. As a result, we have been pursuing other strategic investments both within the drug and healthcare industry and in unrelated industries for which we have no prior experience.

On January 22, 2009, we entered into an agreement with Gold Avenue, pursuant to which we invested $500,000 in Gold Avenue in exchange for approximately 11% of the Restricted-Voting Shares of Gold Avenue’s capital stock. Our investment in Gold Avenue currently represents approximately 22% of our total assets as of March 31, 2009. On April 2, 2009, Gold Avenue purchased a $4,000,000 convertible bond issued by Parkwick and has the opportunity to purchase an additional $8,000,000 convertible bond issued by Parkwick. Parkwick is a private company incorporated in accordance with the laws of Hong Kong, which in turns holds a 66% interest in TJJV. TJJV’s aim is to recover tin from large residual deposits, or tailings, from old mining sites in China. Our investment in Gold Avenue represents our first investment outside the drug and healthcare industry. We have no prior experience in the Chinese tin industry.

Our investment in Gold Avenue and any other strategic investments we may make are subject to a number of risks and uncertainties. There are a limited number of investment opportunities available and we may not be able to successfully consummate profitable investments. In addition, identifying, consummating and monitoring these investments may place a significant strain on our management, financial, technical and other resources, resulting in disruption of our existing business and distraction of management. Our ability to identify, consummate and manage future investments will depend upon our ability to monitor operations, maintain effective quality, corporate governance and financial controls and expand our internal management and research personnel and technical and accounting systems. The integration of complementary businesses may also involve, among other things, implementation and integration of management, research expertise, financial reporting and control systems, some of which may be incompatible with our existing systems and therefore may need to be replaced. Our investment in Gold Avenue also poses additional risks due to our lack of prior experience in the Chinese tin industry, the international risks associated with the investment and the fact that we do not control Gold Avenue, Parkwick or TJJV. See “—Risks Relating to Our Investment in Gold Avenue.” Our investment in Gold Avenue and any other strategic investments we make may be unsuccessful and we could lose all of the value of these investments, which would have a material adverse effect on our financial condition and the value of our common stock.

We need substantial additional funds, currently and in future years, to continue our research and development and to develop new business opportunities. If such financing is not available, we may be required to pursue other financing alternatives, reduce spending for our research programs or cease operations.
Our operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to continue in the foreseeable future. Without substantial additional financing, we may be required to reduce some or all of our research programs or cease operations. Our cash requirements may vary materially from those now planned because of changes in our business strategy and the focus of our business, results of research and development, results of preclinical and clinical testing, responses to our grant requests, relationships with strategic partners, changes in the focus and direction of our research and development programs, delays or failure in the enrollment and completion of our clinical trials, competitive and technological advances, FDA and foreign regulatory approval processes and other factors. In any of these circumstances, we may require substantially more funds than we currently have available or intend to raise to continue our business. We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with pharmaceutical or biotechnology companies or companies in other sectors, issuance of debt or from other sources. Additional financing may not be available when needed or may not be available on acceptable terms. If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain research and development programs, relinquish rights to certain technologies or drug candidates, forego desired opportunities or license third parties to commercialize our products or technologies that we would otherwise seek to pursue internally. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders may result.
We receive funding primarily from research and development programs, fees associated with licensing of our technology, grants and from sales of equity securities. To date we have directed most of such funds not used for general and administrative overhead toward our research and development and commercialization programs (including preparation of submissions to regulatory agencies). Until one or more of our drug candidates is approved for sale or we pursue another business opportunity, our funding is limited to funds from research and development programs, fees associated with licensing of our technology, grants and proceeds from sales of equity or debt securities.
There is substantial doubt about our ability to continue as a going concern.
We currently have enough cash to operate into the third calendar quarter of 2009. We are currently considering financing alternatives. The decision to terminate our pafuramidine development program in February 2008 significantly depressed our stock price and severely impaired our ability to raise additional funds. We are continually evaluating our strategic alternatives with respect to all aspects of our business. We may be unable to realize value from our assets and discharge our liabilities in the normal course of business. We are currently listed on the Pink OTC Markets quotation system. All of these factors raise substantial doubt about our ability to continue as a going concern.

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
We are in various stages of preclinical development activities required for drug approval and commercialization. Since our formation in October 1984, we have engaged in research and development programs, expanding our network of scientists and scientific advisors, licensing technology agreements and, since obtaining the rights thereto in 1997, advancing the commercialization of the aromatic cation technology platform that we expect will be the basis for our drug candidates. We have generated no revenue from product sales, do not have any products currently available for sale, and none are expected to be commercially available for sale until after March 31, 2010, if at all. We cannot assure that the research we fund and manage will lead to commercially viable products.
The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our business.
Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse national and global economic conditions persist or worsen, we could experience decreased shareholders’ equity, and have difficulty executing our business plans.
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
Our current business depends to a significant degree on the continuing contributions of our key management, scientific and technical personnel, as well as on the continued discoveries of scientists, researchers and specialists at UNC-CH, Georgia State University, Duke University, Auburn University, and Tulane University and other research groups that form part of our Scientific Consortium and assist in the development of our drug candidates. A substantial portion of our proprietary intellectual property is developed by scientists who are employed by our partner universities and other research groups. We do not have control over, knowledge of, or access to those employment arrangements. We have not been advised by any of our key employees, key members of the scientific research groups or other research groups that form part of our Scientific Consortium of their intention to leave their employ with these parties or the programs they conduct.
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
We have spent and continue to spend considerable funds to develop our drug candidates and we are relying on the potential to exploit commercially without competition the results of our product development. Much of our intellectual property is licensed to us under various agreements, including the Consortium Agreement, the Amended and Restated License Agreement, and a license agreement with Tulane University. It is the primary responsibility of the discoverer to develop his, her or its invention confidentially, insure that the invention is unique, and to obtain patent protection. In most cases, our role is to reimburse patent related costs after we decide to develop any such invention. We therefore rely on the inventors to insure that technology licensed to us is adequately protected. Without adequate protection for our intellectual property we believe our ability to realize profits on our future commercialized product would be diminished. Without protection, competitors might be able to copy our work and compete with our products without having invested in the development.

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
The pharmaceutical industry has significant competition and our drug candidates may become obsolete prior to commercialization due to alternative technologies, thereby rendering our development efforts obsolete or non-competitive.
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

RISKS RELATING TO OUR INVESTMENT IN GOLD AVENUE
TJJV’s results of operations will be dependent on the market price for tin, which is driven by supply and demand factors, and we may also be exposed to fluctuations in the prices of other metals such as copper and zinc in the future.
TJJV’s results of operations will be sensitive to fluctuation in the market prices for tin as it expects to derive most of its revenues from the sale of tin powder. Tin prices have increased recently in the face of limited supply and increased global demand. In China, where TJJV expects to conduct almost all of its operations, the tin price is not only affected by domestic supply and demand but also highly influenced by the international market price as denominated in U.S. dollars. Fluctuations in both international and domestic tin prices are beyond Gold Avenue’s or TJJV’s control. Factors that affect tin prices include forward selling activities, global mine production, world tin recovery and recycling systems as well as other macro-economic factors such as expectations regarding inflation, interest rates, currency exchange rates and general global economic conditions. A significant reduction in tin prices for a prolonged period could lead to a material deterioration in Gold Avenue’s financial performance and a material write-down of its investment in mining properties and as a result, materially and adversely affect our and Gold Avenue’s business, financial condition and results of operations.
Although in recent years demand for tin has risen steadily, there can be no assurance that the Chinese domestic or global demand for tin and tin-related products will continue to grow, or that the Chinese or global tin markets will not experience excess supply. A significant decline in demand for, or an excess supply of, tin could cause the average selling prices or sales volumes of TJJV’s tin powder to decrease and therefore have a material adverse effect on our and Gold Avenue’s business, financial condition and results of operations.
TJJV also expects to seek to extract other metals such as copper, iron, and zinc which are contained in tin deposits. As such, we expect that Gold Avenue’s business will also become sensitive to and exposed to fluctuations in market prices for these other metals in the future.
The tin recovery rate as well as TJJV’s potential yields of tin production from tailings at the 17 mining sites are estimates, and TJJV may produce less tin than our current estimates. TJJV’s annual gross sales, projected future production volumes and capital expenditures, which are based on these estimates, may therefore be materially affected.
The estimates of tin recovery rate and the amount of tin that can be recovered are opinions of the management of Gold Avenue based on their knowledge, experience as well as on assays and results from pilot plants provided by YTG. The recovery rate and estimates on the amount of tin that can be recovered from the tailings depend to some extent on interpretations and deductions that may be based on inaccurate assumptions. They involve expressions of judgment with regard to the presence and grade of mineralization and the ability to extract and process the mineralization economically. These judgments are based on a variety of factors, such as knowledge, experience and industry practice. Our estimates of the amount of tin that can be recovered are subject to change, in particular when new information or improved measuring techniques become available. The accuracy of these estimates can be affected by many factors, including the quality of the procedures adopted and the experience of those making the estimates. As further information becomes available, the estimates are likely to change. This could result in alterations to Gold Avenue’s operation and development plans that could, in turn, materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.
The projected yields of tin powder from tailings of the 17 mining sites are also estimates and as such are subject to change or could be inaccurate. Therefore TJJV’s projected future production volumes, turnover and capital expenditures, which are based on these estimates, could differ materially. These production, turnover and expenditure plans are based on the estimated realization of yield (the amount of tin processed per ton of earth) and the effectiveness of technology used for separating tin powder from the residual tin mine tailings. There are many factors, assumptions and variables beyond TJJV’s, Gold Avenue’s and our control that result in inherent uncertainties in estimating yields and so TJJV’s actual volume of yields and rates of production can be different from these estimates. If such a revision results in a substantial reduction in expected recoverable reserves at a number of TJJV’s 17 mines, it could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.

We and Gold Avenue face risks associated with being reliant on the representations of Parkwick and YTG as to the ownership of the 17 mine sites and the tailings from those sites as well as on the representations of Parkwick on the financial status of Parkwick and the TJJV, both of which have not been verified. Any inaccuracy of such representations could materially and adversely affect our and Gold Avenue’s result of operations.
TJJV’s rights to the tin tailings at the 17 mining sites are based on the rights and title that YTG has over the 17 mining sites to deal with the tailings of the 17 tin sites. According to the representations given by Parkwick and YTG, YTG has full mining rights over the 17 tin sites and thus the rights to the tailings and has the ability to transfer ownership of such tailings to TJJV. However, no due diligence on the ownership of the 17 mining sites, and thus the ownership of the tailings, has been conducted by Gold Avenue.
If any representation as to the ownership of the 17 tin sites and tailings is not completely accurate, this could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.
Gold Avenue management has reviewed copies of unaudited financial statements and accounts of Parkwick provided by Parkwick. Gold Avenue relies on the representations given by Parkwick that such accounts and records were complete and true. Due to the recent incorporation of TJJV on January 23, 2008, no other financial due diligence has been conducted. If any representation as to the completeness and truthfulness of such accounts is not completely accurate, it could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.
We do not own a majority of the ordinary shares of Gold Avenue and our Restricted-Voting Shares have limited voting rights and we do not own or control Parkwick and they could take actions in a manner that is in their interests, but not in our interests.
As of March 31, 2009, we owned approximately 11% of the Restricted-Voting Shares of Gold Avenue’s capital stock. The remaining Restricted-Voting Shares of Gold Avenue, which together with our Restricted-Voting Shares represent approximately 80% of Gold Avenue’s outstanding capital stock, are held by other outside investors. In addition, Mr. Sorkin, our President, Chief Executive Officer and Chairman of our board of directors, and Ms. Chan, our Vice Chairman and a member of our board of directors, collectively have agreed to hold 20% of the remaining outstanding ordinary shares of Gold Avenue, all of which are voting shares, as our nominees. Our Restricted-Voting Shares are entitled to vote only in certain limited events relating to the creation of new shares, increases or reductions in the authorized capital of the Restricted-Voting Shares, amendments to charter documents, mergers, consolidations, reorganizations and liquidations, sales of Gold Avenue, and engaging in certain businesses. Because we do not own a majority of Gold Avenue’s capital stock and our Restricted-Voting Shares have limited voting rights, we do not control Gold Avenue and are limited in our ability to influence its management and business. Mr. Sorkin, Ms. Chan and Mr. Sinex may have interests that are different than and in conflict to ours and could vote their voting shares in a manner that is in their interests and not in our interests. In addition, even in the limited instances where we are entitled to vote our Restricted-Voting Shares, the other investors, together with Mr. Sorkin, Ms. Chan and Mr. Sinex, could vote their shares in a manner that is not in our interests and we would not be able to control the outcome of any such vote. In addition, because Gold Avenue has invested only in a convertible note issued by Parkwick, it does not own any ordinary shares of Parkwick and has no current rights as a shareholder of Parkwick. As a result, Gold Avenue is unable to influence Parkwick’s strategies, management and business and is limited in its ability to monitor Parkwick’s business and financial condition.

We and Gold Avenue face risks associated with being reliant on YTG as the operating partner, whose interests may differ from ours and Gold Avenue’s.
YTG is the largest tin mining company in the world and operates the largest tin refinery in the world. Our and Gold Avenue’s investment strategy is to cooperate with YTG and rely on its experience and know-how as a Chinese tin mining company to operate the 17 recovery sites. There can be no assurance that this strategy will be successful nor that YTG will remain a complementary business partner in TJJV or that we, Gold Avenue or Parkwick will be able to negotiate favorable business development terms with YTG. In addition, TJJV and YTG need to work out the terms and conditions as to how tailings should be provided to TJJV for processing, including, without limitation, to logistics of the provision, which party should bear the costs of resources tax and value-added tax (“VAT”). It is customary practice in China for the purchaser to assume the VAT costs.
As a result of its investment in Parkwick, Gold Avenue is entitled to appoint one of Parkwick’s three directors to the five member board of directors of TJJV and YTG has the right to appoint two directors to the board of directors in TJJV. The board of directors of TJJV is the highest governing body of TJJV, which determines all the important matters of TJJV. Except for certain matters which require the unanimous approval of the board, all other matters must be approved by at least four out of the five board members. Despite Parkwick holding a majority of the board of directors of TJJV, since YTG has the right to appoint two directors to the board of directors of TJJV, YTG has a veto right on all matters related to TJJV. YTG, through its voting power at shareholders’ meetings and board meetings of TJJV, has a significant influence over the management and corporate policies of TJJV, including its corporate transactions, development strategies, capital expenditure and distribution plans which may cause TJJV to act in a manner contrary to Gold Avenue’s and/or our best interests. There is no assurance that YTG will vote on shareholders’ or board resolutions in a way that will benefit us, Gold Avenue or Parkwick, and this may in turn affect the operational results of TJJV and its distributable dividend which could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.
Any regulatory change or unforeseeable circumstances that require the TJJV to obtain permits/licenses for TJJV’s tin operations in the future could materially and adversely affect Gold Avenue’s and our results of operations.
Under the “Mineral Resources Law” of China, all mineral resources of China are owned by the Chinese State. According to the newly promulgated Chinese Foreign Investment Catalogue, which became effective on December 1, 2007, the exploring and mining of tin falls within the prohibited category, and tin recovery business from tin tailings falls within the permitted category. Mining enterprises must obtain mining rights prior to undertaking any mining activities in a specific mining area during the license period. Typically, the duration for which mining rights are granted cannot exceed the projected number of years of service of a mine, and the consideration for such mining rights is appraised on the basis of such service period. Mining enterprise should also obtain a valid safety production license under “PRC Regulations on Production Safety License” before engaging in production activities.
TJJV is engaging in the tin recovery business based on YTG granting to TJJV permission to process its tin tailings from 17 sites. Gold Avenue has been advised by its Chinese legal adviser that so long as the processing of tin tailing requires no mining or exploitation of tin is involved, no exploration or mining license or permit is required for TJJV. However, we cannot assure you that the Chinese regulatory authority would not otherwise interpret Gold Avenue’s processing procedures to require exploration or mining licenses or permits.

Upon the expiration of the joint venture term of TJJV in January 2018, there can be no assurance that TJJV and YTG will be able to extend or renew the term of the joint venture arrangement of TJJV. In addition, any regulatory changes or other unforeseen circumstances could prevent TJJV from operating without being required to obtain any specific license/permit, which could result in TJJV being ordered to cease operations at the relevant sites(s). The occurrence of any of the aforementioned events could materially and adversely affect our and Gold Avenue’s business, financial condition and results of operations. Increasing regulation of the Chinese tin industry by the Chinese government could also have an adverse effect on TJJV’s operational activities.
We and Gold Avenue face risks associated with reliance on YTG’s obligation to purchase TJJV’s products.
All of TJJV’s production of tin powder from the 17 mining sites will be purchased by YTG if they are up to qualified standard. Developing and expanding customer relationship with YTG is vital to TJJV’s business. Given that TJJV’s turnover will rely on YTG’s willingness to purchase TJJV’s tin production, if there is an adverse development in the business of YTG or TJJV’s relationship with YTG, or a reduction or cessation of orders from YTG, TJJV may not be able to obtain, in substitution, suitable orders of a comparable size from other customers which could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations. Moreover, TJJV and YTG may further define the standard of products qualification. Otherwise, TJJV must meet the customary standards that are applicable to its products.
The tin purchase arrangement with YTG also involves a number of risks that could affect the relationship between YTG and TJJV, including:
•	although YTG undertakes to purchase any qualified products from TJJV, how to determine whether TJJV’s products are qualified products is not certain;
•
although TJJV intends to adopt the London Metals Exchange market price as the benchmark for the market price, it is not known whether this is acceptable to YTG despite it being globally customary to do so;

•	disputes with YTG in relation to the performance of each party’s obligations under the agreement;
•	disputes with YTG as to the scope of responsibilities under the arrangement; and
•	financial difficulties encountered by YTG affecting its ability to purchase qualified products from TJJV.
Such issues could lead to disputes with YTG and cause disruptions in the operations of TJJV which could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.

Gold Avenue faces risks associated with reliance on individual directors and management.
Operating a company that needs to process tailings from 17 mining sites could consume a considerable amount of management time and result in operating difficulties and expenditures. The business performance of TJJV will be particularly dependent upon the efforts, experience, social contacts, skills and continued service of its directors and the directors of Parkwick and Gold Avenue. The loss of service of any such individual could have a material, adverse effect on TJJV, occur at any time due to death, disability, resignation or other reasons. However, despite the reliance upon such individual directors, Gold Avenue will, to some extent, have control over the general management of Parkwick. So long as Gold Avenue holds any shares or the convertible bond in Parkwick, it will have veto rights in regards to important matters of Parkwick. Additional directors could also be appointed to the board of Parkwick and Gold Avenue will have no power to prevent any such appointment. Gold Avenue’s directors lack substantial prior experience managing an entity such as Gold Avenue.
TJJV may find it difficult attracting and retaining management and technical personnel.
If TJJV is unable to attract or retain managerial and technical personnel, its business and operations may be adversely affected. Attracting and retaining scarce top quality managerial talent has become a serious challenge for companies in China. In particular, TJJV depends on specific key talent such as geologists and exploration and production specialists. Consequently, TJJV must compete with its business rivals to attract experienced personnel who may be able to pay higher salaries and provide better benefits. TJJV’s failure to acquire or retain quality personnel in key positions could have an adverse effect on its business, financial condition, results of operations and cash flows.
TJJV faces risks associated with reliance on local labor.
Tin recovery work is labor-intensive. TJJV will rely on local labor for its tin recovery operations. TJJV’s operations will be affected by the performance, training, and physical condition of its employees. Failure to maintain a cooperative relationship with employees or to comply with employment regulations such as minimum wage requirement could affect TJJV’s ability to meet its labor needs and hire qualified staff, and could affect its operations and thus adversely affect Gold Avenue’s and our business results.
TJJV’s operating business is in Gejiu, Yunnan, a place known as “the capital of tin” with the highest tin production capacity in China. Employees in tin processing can be subject to higher than normal arsenic and radon exposures. In addition, in the first half of 2003, certain Asian countries, including China, encountered an outbreak of Severe Acute Respiratory Syndrome, and in recent years, several Asian countries, including China, have reported occurrences of avian influenza. It is not predictable whether health problems of employees or other diseases may cause shortage or loss of labor. Such situations, if they become serious, may cause material disruptions to TJJV’s operations, which could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.
TJJV may not complete its existing and future major capital expenditure projects within its budget and expected time frame, or at all, and may not generate the intended economic results.
TJJV has commenced recover operations at one of the 17 sites and has operated pilot operations at two other sites. All operations have been stopped due to the impending investment in the tailings via Parkwick. The cost of production at a site includes not just the actual cost of a production line but also the infrastructural cost of installing it. Different lines in different locations require different infrastructural investments. Gold Avenue’s investment is being used to operate only the existing operational site and will be used to expand the two sites that have operated as pilots, with new production lines and supporting infrastructure, and to build one new production site. There can be no assurance that TJJV will be successfully in generating sufficient returns from its investment by Gold Avenue.
The processing of mineral resources and liquidity in that business require substantial capital investments and adequate cash inflows. TJJV’s production or operation costs could exceed its original budget as a result of various factors including, but not limited to, its ability to obtain Chinese government approvals, failure to hire adequate staff, construction difficulties, technical difficulties and manpower or other resource constraints. Even if TJJV is able to complete its business plan without any delay and within budget, as a consequence of changes in market circumstances or other factors, it may not achieve the intended economic benefits. It may also require short-term and long-term bank loans in the future to implement its operational strategy or maintain cash flow.

TJJV may in the future invest in projects at its existing operations to increase tin production efficiency and capacity, but failure to obtain the necessary regulatory approvals from the Chinese government or sufficient funding, the negative conditions in the global and domestic financial markets, cost overruns, failure to obtain bank loans and changes in the monetary policy of the Chinese government with respect to bank interest rates or other factors may have a material adverse effect on its business, financial condition or results of operations. In addition, future capital raised through issuance of shares or other securities may result in a substantial dilution of the interests of TJJV’s shareholders.
Gold Avenue is reliant on TJJV paying distributions to Parkwick in order for Parkwick to pay interest or dividends to Gold Avenue. The joint venture, TJJV, is subject to restrictions on paying dividends to Parkwick. Unless and until Gold Avenue converts its convertible bond issued by Parkwick, it is not entitled to any dividends from Parkwick.
Gold Avenue’s main business is in China which is carried out by TJJV, the operating joint venture. According to the joint venture agreement, TJJV will distribute dividends once a year to its shareholders, Parkwick and YTG, to the extent available. After receiving Gold Avenue’s percentage share of the dividends distributed from Parkwick, Gold Avenue intends to redistribute the dividends to its shareholders, with holders of Restricted-Voting Shares receiving 80 percent of dividends pro rata to their holdings of the Restricted-Voting Shares. However, Gold Avenue will not be entitled to receive any dividend distributed by TJJV in turn until and unless it exercises its conversion rights attached to the convertible bond issued by Parkwick which carries an interest rate of 22% per annum that is due and payable semi-annually on June 30th and December 31st. Even if any conversion right is exercised, it is anticipated that there will be no dividends in 2009 due to reinvestment plans. After receiving the interest derived from the convertible bond, Gold Avenue intends to distribute 80 percent of such interest pro rata to holders of Restricted-Voting Shares according to their respective shareholding and 20% of the same to management who hold the Management Shares.
Gold Avenue relies principally on interest paid by Parkwick, and dividends and/or other distributions on equity paid by TJJV. Parkwick has no independent operations of its own and is dependent on distributions from TJJV to pay interest and dividends to Gold Avenue. If the earnings from TJJV decline, dividends to be distributed may be materially and adversely affected. In addition, there may be no dividend at all in the future to its shareholders if there are no accumulated net profits in TJJV. The dividends from TJJV are subject to the following restrictions:
•	If TJJV, Parkwick or Gold Avenue incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions.
•
Parkwick’s ability to pay dividends will depend on the ability of TJJV to generate distributable net (after-tax) profits. TJJV will pay dividends only out of its accumulated net profits (so long as such profits have not been previously utilized through a distribution or capitalization) after deduction of accumulated realized losses (so long as such losses have not been previously written off in a reduction or reorganization of capital) and allocations to statutory funds as required by Chinese law.

•
TJJV is required under Chinese laws and regulations to allocate its profits after tax as reported in its Chinese statutory financial statements to the reserve fund, enterprise development fund, and staff bonus and welfare fund; the proportion of the allocation shall be decided by the board of directors of TJJV in accordance with all applicable Chinese laws and regulations. These funds are not available for distribution to its shareholders, except in liquidation, and may not be transferred in the form of loans, advances, or cash dividends.

Consequently, Gold Avenue may not receive any dividends, which are dependent on TJJV’s and Parkwick’s future results of operations, debt levels, capital requirements, general financial condition, and legal and contractual restrictions.

TJJV’s business may be adversely affected by shortages in electricity and water supply or increases in electricity and water prices.
TJJV will consume a substantial amount of electricity and water in connection with its tin recovery operations. It is expected that TJJV’s demand for electricity and water will increase as its production capabilities increase and its business grows. Any shortages or disruption in electricity or water supply could lead to lengthy production shutdowns and increased costs related to recommencement of operations. Insufficient electricity or water supply, or any power or water blackout for a significant period of time may force TJJV to limit or delay production, which could have a material adverse effect on its business, financial condition or results of operations. Any significant increase in electricity and water prices will increase TJJV’s production costs and may adversely affect its results of operations if it is not able to pass the increased costs on to its customers, which could materially and adversely affect our and Gold Avenue’s business, financial condition and results of operations.
TJJV’s business operations may incur increased or new costs or could be adversely affected by present or future safety and environmental laws and regulations.
TJJV’s operations are subject to increasingly stringent laws, rules and regulations imposed by the Chinese government regarding environmental matters (including the treatment and discharge of hazardous wastes and materials) and public health and safety. TJJV must undergo inspections by the relevant Chinese environmental authorities, at their discretion, from time to time. One of the main environmental issues in the tin mining industry is waste water management.
The development of the Chinese economy, and the improvements in the living standards of the population, may lead to an increase in awareness of preserving the natural environment.
In response to this possible increase in awareness, the national, provincial and the municipal governments may promulgate new laws and regulations which may require TJJV to improve its facilities for environmental protection purposes, such as reducing pollutant discharge limits, installing pollution control equipment, increasing pollutant discharge fees, imposing more extensive pollution control requirements or increasing the number of regulated substances. In such event, TJJV may incur costs to comply with such laws and regulations, resulting in higher operating costs for TJJV.
There can be no assurance that TJJV will be able to comply with all environmental laws and regulations that are adopted or amended in the future. Failure to comply with or any change or difference in the interpretation or enforcement policy of such laws and regulations, or the occurrence of any unanticipated environmental effects from TJJV’s operations could subject it to punitive governmental measures. There can be no assurance that compliance with environmental laws or regulations adopted or amended in the future or measures to be taken to tackle unanticipated environmental effects from TJJV’s operations will not materially increase TJJV’s operating and other expenses, which could materially and adversely affect our and Gold Avenue’s business, financial condition and results of operations.
TJJV may suffer losses from property damage, environmental damage claims and personal injuries sustained from industry-related accidents and its insurance coverage may not be sufficient to cover the risks related to its business.
TJJV’s operations may be affected by accidents, technical difficulties, mechanical failure, plant breakdown or any industry-related accidents encountered in the tin recovery process. Such technical difficulties, mechanical failure, plant breakdown or any industry-related accidents could happen in the future and could result in disruptions to its operations, or even mandatory suspension of operations, increases in operating costs, financial losses, fines, corrective measures or penalties imposed by the regulatory authorities, personal injuries claims or other compensatory claims, and/or damage to reputation.

TJJV plans to maintain insurance coverage on certain fixed assets including transportation vehicles. In respect of its tin recovery work, TJJV does not currently maintain fire, liability or other property insurance covering its properties, equipment or inventories, save for the limited insurance coverage. As is customary in China, TJJV does not maintain insurance for losses caused by business disruptions due to the discontinuation of service of its key management. In addition, neither TJJV, Parkwick nor Gold Avenue maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury or property or environmental damage arising from accidents on their properties, other than third party liability insurance with respect to vehicles. Any uninsured losses and liabilities incurred by TJJV may have a material adverse effect on its financial condition and results of operations. There is no assurance that it will be able to obtain insurance coverage that is consistent with industry practice at reasonable rates, or that such coverage is adequate to cover any economic loss which TJJV may suffer, or claims which may be brought against it. If TJJV’s insurance coverage is to be deemed insufficient then this would have an adverse impact on its business, which could materially and adversely affect our and Gold Avenue’s business, financial condition and results of operations.
Natural disasters, health epidemics, strikes, terrorist attacks, wars and other unforeseen events beyond Gold Avenue’s control as well as operational risks may disrupt TJJV’s business and adversely affect its operational results.
TJJV’s tin recovery operations are subject to a number of operating risks and hazards, some of which are beyond its control, which could delay the production and delivery of tin powder or increase the cost of operation. These include unexpected maintenance or technical problems, strikes, terrorist attacks, human disease, earthquakes, periodic interruptions due to inclement or hazardous weather conditions and natural disasters, industrial accidents, power or fuel supply interruptions, critical equipment failure in the recycling work, fires, earthquakes, flooding and unusual or unexpected variations in mineralization, geological or mining conditions. Such risks could affect TJJV’s tin powder production as well as any possible expansion of tin mining business, which could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.
TJJV faces competition from domestic and foreign competitors.
TJJV faces competition from both domestic and international tin producers. Competition in the tin recovery industry is based on many factors, including tin resources and reserves, tin powder quality and characteristics, transportation capability, costs and technology. Some of TJJV’s competitors may have certain advantages over it, including greater financial, technical and raw material resources, greater economics of scale, broader name recognition and more established relationships in certain markets. Competition can have a significant impact on tin prices and tin powder demands, and there can be no assurance that TJJV will continue to compete favorably due to quality improvements by its competitors which will affect its business and consequently could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.
China’s entry into the World Trade Organization could increase foreign competition in China, by, among other things, allowing a greater number of alliances between foreign companies and domestic competitors, and revising regulations originally designed to protect domestic enterprises. Such increased foreign competition could materially and adversely affect TJJV’s financial condition and results of operations, which could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.

TJJV faces risks relating to product concentration.
It is expected that most of TJJV’s turnover in the near future will be from tin powder. Continued and increasing market acceptance of tin powder is therefore critical to its future success. TJJV’s business, financial condition and results of operations could be materially and adversely affected if demand for tin powder in the market decreases significantly, or if the tin price declines significantly.
In line with TJJV’s future strategy to explore other metals such as copper, iron or zinc contained in tin deposits and become a producer of specialty metals and/or related products, it may expand its production portfolio, change the product mix in the future, and develop new lines of other metals and precious metal products. However, there can be no assurance that this will be successful in reducing TJJV’s dependence on one product. Successful product development and market acceptance of TJJV’s existing and future products will depend on accurate prediction of market requirements, reputation, quality and price of our products and the products of its competitors. There can be no assurance that any products developed and introduced will achieve market acceptance and any such failure to achieve market acceptance may materially and adversely affect TJJV’s, Gold Avenue’s and our business, financial condition, results of operations and prospects.
Changes in political, economic and legal developments in China or a downturn of the Chinese economy may adversely affect TJJV’s results of operations and financial condition.
TJJV’s operating business is in China and so depends heavily on the general economic conditions in China for its continued growth. The Chinese economy has traditionally been centrally planned, with a series of economic plans promulgated and implemented by the Chinese government. Since 1978, the Chinese government has been promoting reform of the economic and political systems in China. These reforms have brought about marked economic growth and social progress for China and the economy of China has shifted gradually from a planned economy to a more socialist market-oriented economy. “Market economy” and enterprise reform have been emphasized by the Chinese government during the improvement of the freedom and autonomy level in areas such as allocation of resources, production and management with the purpose of reducing the level of direct control from the government.
Although the Chinese economy has grown significantly in recent years, there is no assurance that the Chinese government will continue to pursue economic and political reforms. The economic policies or political measures adopted by the Chinese government may not always be successful or have a positive impact on TJJV’s business, operating results and financial conditions. Its operations and financial results could be adversely affected by changes in the political, economic and social conditions or the relevant policies of the Chinese Government, such as changes in laws and regulations (or the interpretations thereof), implementation of new anti-inflationary measures, changes in the rate or methods of taxation, further foreign exchange restrictions, the imposition of additional import restrictions, and a downturn in China’s economic growth or a decline in its economic condition in general.
All of TJJV’s turnover may be denominated in Renminbi, which is not freely convertible for capital account transactions and may be subject to exchange rate volatility.
TJJV is required to obtain foreign exchange for current account transactions (including the distribution of dividends) through the accounts permitted by the Chinese government. There can be no assurance that the Chinese government will not impose restrictions on foreign exchange transactions under these specific current items.

TJJV also requires foreign currency to pay dividends to its shareholders. All of its turnover is denominated in Renminbi. Under Chinese foreign exchange rules and regulations, payments of current account items, including profit distributions, interest payments and operation-related expenditures, may be made in foreign currencies without prior approval but are subject to procedural requirements. Strict foreign exchange control continues to apply to capital account transactions. These transactions must be approved by or registered with the State Administration of Foreign Exchange of China, and repayment of loan principal, distribution of return on direct capital investment and investments in negotiable instruments are also subject to restrictions. There can be no assurance that TJJV will be able to meet all of its foreign currency obligations or to remit profits out of China.
Prior to 1994, the Renminbi experienced a significant net devaluation against most major currencies and there was significant volatility in the market-based exchange rate during certain periods. Since 1994, the Renminbi to US dollar exchange rate has largely stabilized. On July 21, 2005, the PBOC announced that the exchange rate of US dollars to Renminbi would be adjusted from US$1 to RMB8.27 to US$1 to RMB8.11 and it ceased to peg the Renminbi to the US dollar. Instead, the Renminbi is now pegged to a basket of currencies, the components of which are adjusted based on changes in market demand and supply under a set of systematic principles. On September 23, 2005, the Chinese government widened the daily trading band for the Renminbi against non-US dollar currencies from 1.5% to 3.0% to improve the flexibility of the new foreign exchange system. The Renminbi could be revalued further against the US dollar or other currencies, or may be permitted to enter into a full or limited free float, which could result in an appreciation or depreciation in the value of the Renminbi against the US dollar or other currencies. Any appreciation of the Renminbi could subject TJJV to increased competition from imports and any devaluation of the Renminbi could adversely affect the dollar value of its net assets and earnings and lower declared dividends in foreign currency terms, as well as affecting its ability to service foreign currency obligations. Moreover, there is no assurance that Renminbi will not become volatile against other foreign currencies or that Renminbi will not be devalued.
It may be difficult to seek recognition and enforcement of foreign judgments or arbitral awards in China.
All of TJJV’s assets are located in China and most of the management members and directors of TJJV reside in China.
On July 14, 2006, Hong Kong and China entered into the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the Mainland and of the Hong Kong Special Administrative Region Pursuant to Choice of Court Agreements. Between Parties Concerned, or “the Arrangement”, pursuant to which a party with a final court judgment rendered by a Hong Kong court requiring payment of money in a civil and commercial case according to a choice of court agreement in writing may apply for recognition and enforcement of such judgment in China. Similarly, a party with a final judgment rendered by a Chinese court requiring payment of money in a civil and commercial case pursuant to a choice of court agreement in writing may apply for recognition and enforcement of such judgment in Hong Kong. A choice of court agreement in writing is defined as any agreement in writing entered into between parties after the effective date of the Arrangement in which a Hong Kong court or a Chinese court is expressly designated as the court having sole jurisdiction for the dispute. Therefore, it is not possible to enforce a judgment rendered by a Hong Kong court in China if the parties in dispute do not agree to enter into a choice of court agreement in writing. As a result, it may be difficult or impossible for investors to effect service of process against TJJV’s assets, senior management members or directors in China in order to seek recognition and enforcement of foreign judgments in China.

China is one of the signatories to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards, or the “New York Convention”, which accordingly allows for the enforcement of arbitral awards given by the arbitration bodies of other New York Convention signatories. Following the resumption of sovereignty over Hong Kong by China on July 1, 1997, the New York Convention no longer applies to the enforcement of Hong Kong arbitration awards in other parts of China. A Memorandum of Understanding on the arrangement for reciprocal enforcement of arbitral awards between Hong Kong and China was signed on June 21, 1999. This new arrangement concerning mutual enforcement of arbitration awards between China and Hong Kong was approved by the Supreme People’s Court of China and the Hong Kong Legislative Council, and became effective on February 1, 2000.
Notwithstanding the aforesaid arrangements, enforcement of judgments or arbitral awards in China could be very difficult. It may be even more difficult to seek recognition and enforcement of arbitral awards in China if the arbitral awards were given by arbitration bodies that are not signatories to the New York Convention and do not have similar arrangements under the Memorandum of Understanding between Hong Kong and China.
China has not entered into treaties or arrangements providing for the recognition and enforcement in China of judgments of courts in the United States, or most other jurisdictions. Accordingly, it may be difficult to secure recognition and enforcement in China for court judgments obtained in other jurisdictions in relation to any matter not subject to a binding arbitration provision.
Changes in Chinese government policies towards foreign investment in China may adversely affect TJJV’s business and results of operations.
TJJV is a foreign-invested enterprise and thus subject to the Chinese government’s foreign investment policies and laws. For example, according to the Foreign Investment Catalogue, industries are categorized as encouraged, permitted, restricted or prohibited for the purpose of approving and monitoring inbound foreign investments. Under the Foreign Investment Catalogue previously in effect from January 1, 2005 to November 30, 2007, and the newly promulgated Foreign Investment Catalogue, which became effective on December 1, 2007, Gold Avenue’s business falls within the permitted category.
As the Foreign Investment Catalogue is updated every few years to reflect the changing policies on foreign investment in China, all or part of TJJV’s business may fall into a restricted or even prohibited category when the government further amends the Foreign Investment Catalogue and if so, it will be subject to stringent restrictions on the operation, development and administration of its business. Consequently, this could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.
The uncertainty of China’s legal system may have an adverse effect on Gold Avenue’s and our business and operations, which could limit the legal protection available to potential investors.
Gold Avenue is investing in Parkwick, which has an interest in TJJV that is operating in China and governed by Chinese law. The central and local governments exercise a substantial degree of control over the tin industry in China. TJJV’s business is subject to various government policies, regulations, standards and/or other requirements. Any changes to these policies, regulations, standards and/or requirements could increase TJJV’s operating costs and may adversely affect its operating results. Any such changes could also constrain future expansion and profitability as well as cause it to incur significant compliance costs and increase its capital requirement.

The Chinese legal system is based on a statutory law system. Unlike a common law system, prior legal decisions and judgments have little significance for guidance, and rulings by the court can only be used as reference with little value as precedents. China is still in the process of developing a comprehensive statutory framework. Since 1979, the Chinese government has established a commercial law system, and significant progress has been made in promulgating laws and regulations relating to economic affairs and matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, these regulations are relatively new and the availability of public cases as well as the judicial interpretation of them are limited in number.
Furthermore, as many laws, regulations and legal requirements have only been recently adopted by the central or local government agencies, their implementation, interpretation and enforcement may involve uncertainty due to the lack of established practice available for reference. Depending on the government agency or how an application or a case is presented to such agency, TJJV may receive less favorable interpretations of law than its competitors. In addition, any litigation in China may be protracted and result in substantial legal costs and diversion of resources and management attention. Similarly, legal uncertainty in China may limit the legal protection available to potential investors. We and Gold Avenue cannot predict the effect of future legal development in China, including promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national law. As a result, there is substantial uncertainty as to the legal protection available to potential investors. More stringent laws or regulations may also restrict TJJV’s operations and adversely affect its business prospects. Compliance with or failure to comply with such laws or regulations may require it to incur significant capital expenditures or other obligations or liabilities, or even the suspension of its operations and thus materially and adversely affect its business and results of operations, which could materially and adversely affect Gold Avenue’s and our business, financial condition and results of operations.
A change in Chinese tax law may affect dividends received by Parkwick and finally affect the dividends to Gold Avenue’s shareholders.
Gold Avenue is incorporated in Hong Kong and through its 10% potential holding (after full conversion of the convertible bond) in Parkwick, a Hong Kong private company, it would hold an indirect interest in TJJV. The Chinese Enterprise Income Tax Law and its implementation rules were enacted respectively on March 16, 2007 and December 6, 2007, both of which have become effective as of January 1, 2008. Under the new law and regulations, if a foreign investor to a foreign-invested enterprise in China is a non-Chinese tax resident enterprise without an establishment in China, a withholding tax at the rate of 10% will be applicable to any dividends paid to the foreign investor by the foreign-invested enterprise. According to the tax arrangement between China and Hong Kong, dividends paid by a foreign-invested enterprise in China to its shareholder(s) which is/are incorporated in Hong Kong will be subject to a withholding tax at a reduced rate of 5% if the Hong Kong company directly holds a 25% or more interest in the Chinese enterprise. Therefore, the income tax rate applied to Parkwick, a 66% equity interest holder of TJJV, is 5%.
The tin products produced and sold by TJJV are subject to VAT. China’s regular VAT rate is 17%. It is customary practice in China for the purchaser to assume the VAT costs.
The exploitation of minerals products prescribed in the Chinese Resources Tax regulations in China is subject to the Chinese Resources Tax. Resources Tax is levied, generally on tonnage crude ore, at specified rates on natural resource products. The tax rate for tin is Renminbi 0.6-1 yuan / ton, depending on the quality of tin ores. Pursuant to the Chinese Resources Tax regulations, exploitations of the non-ferrous metals, including tin, are eligible for Resources Tax incentives of 30% reduction of total tax payable. An increase in VAT rate may adversely affect Gold Avenue’s and our financial condition and operating results.

TJJV should not be liable for Resources Tax as it is in the business of recovery of tin from tailings. YTG, the holder of the mining license for those sites, should have paid Resources Tax on crude ore that were used for primary processing when YTG sold tin products. However, if no Resources Tax has been paid on the ore, the mining license holder should pay the tax on the tailings. In such event, YTG might push the costs of tax to TJJV, which may adversely affect TJJV’s financial conditions and operations.
RISKS RELATED TO OUR COMMON STOCK
Shares eligible for future sale may adversely affect our ability to sell equity securities.
Sales of our Common Stock (including the issuance of shares upon conversion of our preferred stock (the “Preferred Stock”)) in the public market could materially and adversely affect the market price of shares because prior sales have been executed at or below our current market price. We have outstanding four series of Preferred Stock that convert to our Common Stock at prices equivalent to $4.42, $4.00, $4.42, and $9.00, respectively, for our series A convertible preferred stock (“Series A Preferred Stock”), series B convertible preferred stock (“Series B Preferred Stock”), series C convertible preferred stock (“Series C Preferred Stock”), and series D convertible preferred stock (“Series D Preferred Stock”) (subject to adjustment for stock splits, stock dividends and similar dilutive events). Our obligation to convert our Preferred Stock upon demand by the holders may depress the price of our Common Stock and also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

As of June 30, 2009 we had 17,806,586 shares of Common Stock outstanding, plus (1) 32,500 shares of Series A Preferred Stock, convertible into approximately 183,823 shares of Common Stock at the conversion rate of 1:5.6561, (2) 9,464 shares of Series B Preferred Stock convertible into approximately 59,150 shares of Common Stock at the conversion rate of 1:6.25, (3) 45,536 shares of Series C Preferred Stock convertible into approximately 257,556 shares of Common Stock at the conversion rate of 1:5.6561, (4) 109,200 shares of Series D Preferred Stock convertible into approximately 303,336 shares of Common Stock at the conversion rate of 1:2.7778, (5) 1,849,736 options to purchase shares of Common Stock with a weighted-average exercise price of $8.61 per share, and (6) 960,100 warrants to purchase shares of Common Stock with a weighted-average exercise price of $7.99. Of the shares outstanding, 17,142,672 shares of Common Stock are freely tradable without restriction. All of the remaining 663,914 shares are restricted from resale, except pursuant to certain exceptions under the Securities Act of 1933, as amended (the “Securities Act”).
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
As of June 30, 2009, we have outstanding vested options to purchase 1,778,947 shares of Common Stock at a weighted-average exercise price of $8.70 and vested warrants to purchase 940,100 shares of Common Stock with a weighted-average price of $7.97.
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
The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the Common Stock of many publicly traded pharmaceutical companies have been and can be expected to be especially volatile. Our Common Stock price in the 52-week period ended March 31, 2009 had a high of $1.64 and a low of $0.06, and on July 10, 2009 had a high of $0.20 and a low of $0.20. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our testing and development schedules, public concern as to the safety of pharmaceutical drugs and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our Common Stock. The realization of any of the risks described in these “Risk Factors” may have a significant adverse impact on such market prices.

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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2009 fiscal year. In addition, our independent registered public accounting firm will be required to attest to and report on our management’s evaluation beginning with our fiscal year ending March 31, 2010. We have and will continue to incur significant expenses and management resources to comply with the requirements of Section 404 on an ongoing basis. Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC or Financial Industry Regulatory Authority (“FINRA”) and investors may lose confidence in our operating results and our stock price could decline.

Furthermore, as a public company, we incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and FINRA may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
ITEM 2. PROPERTIES
Our executive offices are in New York, located at One North End Avenue, New York, New York 10282. We have paid rent of approximately $10,100 per month, on a month-to-month basis through January 2008, for approximately 2,500 square feet of space for our New York office. The current rate is approximately $12,000 per month. Our research and development offices are located at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061. We occupy approximately 9,750 square feet of space under a lease that expires on March 14, 2010. Our rent for the Vernon Hills facility has been approximately $8,200 per month through March 15, 2008. The current rate is approximately $8,600 per month. We are also charged by the landlord of our Vernon Hills, Illinois office and the New York office a portion of the real estate taxes and common area operating expenses. In December 2007, the Company entered into a one year lease of an office facility in Beijing, China that requires monthly lease payments of approximately $5,000 with an option to extend the lease upon sixty days notice prior to the end of the lease. The office lease option was exercised. Additionally in November 2007, the Company entered into a one year residential lease in Beijing, China that required monthly lease payments of approximately $1,800. We believe our current facilities are adequate for our needs for the foreseeable future and, in the opinion of our management, the facilities are adequately insured.
Our indirectly wholly-owned subsidiary, Immtech Life Science was sold January 12, 2009, which owned two floors of a newly-constructed building located in the Futian Free Trade Zone, Shenzhen, in China. The property comprised the first two floors of an industrial building named the Immtech Life Science Building.

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
In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits. Separately, the Company’s officers and directors appealed the jury’s finding on the intentional interference with contractual relations claim. The United States Court of Appeals for the Seventh Circuit consolidated these appeals and affirmed the decision of the lower court.
As of March 31, 2009, $120,000 of the jury verdict had been paid, and $241,705 remains as an accrual.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting on March 31, 2009 at the Grand Hyatt in New York, NY. The following matters were presented to our stockholders: (1) Proposal No. 1 – election of six directors to serve until the next annual meeting of the stockholders, and (2) Proposal No. 2 – ratification of the selection of Baker Tilly Virchow Krause, LLP (“Baker Tilly Virchow Krause” and, formerly known as Virchow, Krause & Company, LLP) as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2009. The results of the votes are as follows:

		Authority
	Votes For	Withheld

Proposal 1 — Election of directors by the stockholders

Eric L. Sorkin	10,965,305	1,930,866

Cecilia Chan	11,065,027	1,831,144

David M. Fleet	11,173,413	1,722,758

Judy Lau	11,183,987	1,712,184

Levi H. K. Lee, M.D.	11,162,885	1,733,286

Donald F. Sinex	11,161,631	1,734,540

	Votes For	Votes Against	Abstain *

Proposal 2 — Ratification of Baker Tilly Virchow Krause as independent auditors	12,554,927	112,062	229,180

*	Per the proxy statement, abstentions are considered votes against the proposal.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
A. Market Information
Our Common Stock was listed on the NYSE Amex LLC and traded under the symbol “IMM” until May 21, 2009. As of May 22, 2009, the Common Stock has been quoted on the Pink OTC Markets quotation system under the symbol “IMMP”. Following are the reported high and low share trade prices as reported by IDD Information Services, NASDAQ Online and Lexis/Nexis for each of the quarters set forth below since the fiscal quarter ended March 31, 2006.

	High	Low

2006
Quarter ended March 31, 2006	$9.62	$6.80
Quarter ended June 30, 2006	$8.25	$6.66
Quarter ended September 30, 2006	$6.98	$4.50
Quarter ended December 31, 2006	$9.60	$4.80

2007
Quarter ended March 31, 2007	$8.90	$5.00
Quarter ended June 30, 2007	$8.50	$5.68
Quarter ended September 30, 2007	$8.99	$5.80
Quarter ended December 31, 2007	$8.40	$2.10

2008
Quarter ended March 31, 2008	$3.75	$0.48
Quarter ended June 30, 2008	$1.64	$0.60
Quarter ended September 30, 2008	$1.09	$0.50
Quarter ended December 31, 2008	$0.60	$0.10

2009
Quarter ended March 31, 2009	$0.22	$0.06
B. Stockholders
As of June 30, 2009, the Company had approximately 201 stockholders of record of our Common Stock and the number of beneficial owners of shares of Common Stock as of such date was approximately 2,576. As of June 30, 2009, the Company had approximately 17,806,586 shares of Common Stock issued and outstanding.

C. Dividends
We have never declared or paid dividends on our Common Stock and we do not intend to pay any Common Stock dividends in the foreseeable future. Our series A convertible preferred stock (“Series A Preferred Stock”), series B convertible preferred stock (“Series B Preferred Stock”), series C convertible preferred stock (“Series C Preferred Stock”) and series D convertible preferred stock (“Series D Preferred Stock”) earn dividends of 6%, 8%, 8%, and 6% per annum, respectively, each payable semi-annually on each April 15 and October 15 while outstanding, and which, at our option, may be paid in cash or in shares of our Common Stock valued at the 10-day volume-weighted average of the closing sale price of our Common Stock as reported by the primary stock exchange on which such stock is listed or traded.
D. Recent Sales of Unregistered Securities
We issued unregistered securities in the following conversion of Preferred Stock to Common Stock, pursuant to Section 4(2) of the Securities Act and Regulation 506 thereunder, during the fiscal quarter ended March 31, 2009:
•	On March 12, 2009, a holder of Series D Preferred Stock converted 6,000 shares of Series D Preferred Stock and accrued dividends into 44,374 shares of Common Stock.
E. Stock Performance Graph
The following graph shows a comparison of cumulative total stockholder returns for our Common Stock, the S&P 500 Index and the Peer Group. The graph assumes the investment of $100 on April 1, 2004, and the reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

The information contained in the graph above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, or subject to Regulation 14A or 14C promulgated under the Exchange Act, other than as provided in Item 201 of the SEC’s Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that Immtech specifically requests that the information be treated as soliciting material or specifically incorporates it by reference in such filing.
TOTAL STOCKHOLDER RETURNS
Total Return To Stockholder’s
(Dividends reinvested monthly)

	ANNUAL RETURN PERCENTAGE
	YEARS ENDED
Company Name / Index	Mar 05	Mar 06	Mar 07	Mar 08	Mar 09
Immtech Pharmaceuticals, Inc.	-32.93	-37.59	-25.81	-85.74	-74.39
S&P 500 Index	6.70	11.73	11.83	-5.07	-38.10
Peer Group	1.28	101.28	-8.47	-20.13	-12.54
Peer Group Companies

Cubist Pharmaceuticals, Inc. (NASDAQ: CBST)
EntreMed, Inc. (NASDAQ: ENMD)

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data that was derived from our consolidated financial statements (dollars in thousands except share and per share data):

	Fiscal Year Ended March 31,
	2009	2008	2007		2006	2005
Statement of Operations:
REVENUES	$2,383	$9,717	$4,318		$3,575	$5,931

EXPENSES:
Research and development	3,524	11,570	8,760		9,680	7,309
General and administrative	4,205	9,100 (6)	9,095	(4)	9,631 (3)	12,190 (2)
Other	1,197 (7)		(1,875	)(5)

Total expenses	8,926	20,670	15,980		19,311	19,499
LOSS FROM OPERATIONS	(6,543)	(10,953)	(11,662)		(15,736)	(13,569)

OTHER INCOME (EXPENSE):
Interest income	41	440	530		210	135
Interest expense

Other income (expense) – net	41	440	530		210	135

NET LOSS	(6,502)	(10,513)	(11,132)		(15,526)	(13,433)
PREFERRED STOCK DIVIDENDS(1)	(442)	(529)	(551)		(764)	(580)

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,944)	$(11,042)	$(11,683)		$(16,290)	$(14,013)

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss	$(0.39)	$(0.68)	$(0.78)		$(1.31)	$(1.27)
Preferred Stock dividends	(0.03)	(0.03)	(0.04)		(0.06)	(0.05)

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.42)	$(0.71)	$(0.82)		$(1.37)	$(1.32)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER SHARE	16,327,318	15,477,463	14,207,048		11,852,630	10,606,917

	Fiscal Year Ended March 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$1,766	$5,996	$12,462	$14,138	$9,472
Restricted funds on deposit	2	3,776	3,119	530	2,044
Working capital	851	4,242	10,991	11,910	8,069
Total assets	2,488	13,438	19,144	18,554	15,276
Preferred stock	5,065	8,267	8,796	10,015	7,752
Deficit accumulated during development stage	(118,511)	(111,567)	(100,525)	(88,842)	(72,552)
Stockholders’ equity	1,448	7,600	14,456	15,603	11,741

(1)	See Note 7 to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on the Preferred Stock dividends.

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

(3)	Includes non-cash charges of $125 for the repricing and reduced exercise period of 125,000 Fulcrum warrants. Fulcrum exercised 35,000 warrants. The remaining 90,000 expired.

(4)
Includes non-cash charges of (i) $36 for the issuance of 5,000 common shares to Tulane University for the AQ13 agreement, (ii) $36 for the issuance of 5,000 common shares to T. Stephen Thompson under his retirement agreement and (iii) $564,000 for the issuance of 80,000 common shares to China Pharmaceutical for the attainment of certain milestones.

(5)
Includes the award by the International Court of Arbitration of the International Chamber of Commerce for the breach of a testing agreement by Neurochem, Inc., and attorneys’ fees and costs of approximately $1,875.

(6)
Includes non-cash charges of (i) $172 for the issuance of 50,000 warrants to a consultant, (ii) $118 for the issuance of 30,000 warrants to an investor relations firm and (iii) $440 for the two year extension of warrants to China Harvest International Ltd.

(7)
Includes asset impairment charges of $1,197 on the two floors of a building in the Futian Free Trade Zone, Shenzhen, in China. The subsidiary, Immtech Life Science Limited, whose sole asset was the property, was sold in January 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A. Overview
With the exception of certain research funding agreements and certain grants, we have not generated any revenue from operations. For the period from the date of our inception, October 15, 1984, to March 31, 2009, we incurred cumulative net losses of approximately $113,099,000. We have incurred additional operating losses since March 31, 2009 and expect to incur operating losses for the foreseeable future. We expect that our cash sources for at least the next year will be limited to:
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
We currently have enough cash to operate into the third calendar quarter of 2009. We are currently considering financing alternatives. The decision to terminate our pafuramidine development program in February 2008 significantly depressed our stock price and impaired our ability to raise additional funds. We are continually evaluating our strategic alternatives with respect to all aspects of the business. We cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may need to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. However, the accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. In addition, the report of our independent registered public accounting firm on the accompanying financial statements included in this Annual Report on Form 10-K contains an explanatory paragraph regarding going concern uncertainty.

B. Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to the fair value of our Preferred Stock and Common Stock and related options and warrants, the recognition of revenues and costs related to our research contracts, and the useful lives or impairment of our property and equipment and the fair value of our investment in Gold Avenue. We base our estimates on historical experience, forecasted results and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. This statement became effective during November 2008. The adoption of SFAS 162 had no impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) has been effective for us in fiscal year 2010. The impact of SFAS 141(R) will depend on future acquisitions.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us in fiscal year 2010 and should be applied prosectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We do not expect the impact of adoption to be material.
In February 2007, the FASB issued Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 establishes the irrevocable option to elect to carry certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 has been effective for us in fiscal year 2009. The Company has assessed the standard and did not elect the fair value option.
In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 has been effective for us in fiscal year 2009. The impact of adoption was insignificant.

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
Since we terminated the pafuramidine development program and we reduced our workforce, our research and development expenditures have decreased significantly during the fiscal year ending March 31, 2009. We are seeking funding and evaluating strategic alternatives with respect to all aspects of our business. Many factors can affect the cost of the development of our product candidates, including the timing of the results of our preclinical tests and the timing of the filing of an IND. The development of our products is subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of further development, if any, of our product candidates.
D. Liquidity and Capital Resources
From our inception through March 31, 2009, we have financed our operations with:
•
proceeds from various private placements of debt and equity securities, secondary public stock offerings, our initial public stock offering (“IPO”) and other cash contributed from stockholders, which in the aggregate raised approximately $77,608,000;

•	payments from research agreements, licensing agreements, foundation grants and SBIR grants and Small-Business Technology Transfer program grants of approximately $37,200,000; and
•	the use of stock, options and warrants in lieu of cash compensation.

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
On December 13, 2005, we issued an aggregate of 133,600 shares of our series E convertible preferred stock (“Series E Preferred Stock”) in a private placement to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The gross proceeds of the offering were $3,340,000. The net proceeds were approximately $3,286,000. We issued to the purchasers of the Series E Preferred Stock, in connection with the offering, warrants to purchase in the aggregate 83,500 shares of our Common Stock at an exercise price of $10.00 per share of Common Stock (a warrant to purchase one share of Common Stock for each $40 invested in Series E Preferred Stock). The warrants expired on December 12, 2008. The securities were sold pursuant to exemptions from registration under the Securities Act. Each purchaser of the Series E Preferred Stock was also granted an option to purchase, at $25.00 per share, up to an additional 25% of the number of shares of Series E Preferred Stock purchased on December 13, 2005 (the option period terminated on March 10, 2006). On March 10, 2006, we completed private placements to the Series E Preferred Stock option holders of 27,000 additional shares of Series E Preferred Stock, which resulted in gross proceeds to us of approximately $675,000. All Series E Preferred Stock was converted to Common Stock on December 12, 2008. Each share of Series E Preferred Stock, among other things, (i) earned a 6% dividend payable, at our discretion, in cash or Common Stock, (ii) had a $25.00 (plus accrued but unpaid dividends) liquidation preference pari passu with our other outstanding Preferred Stock over our Common Stock, (iii) was convertible at the initial conversion rate into 3.5511 shares of Common Stock, and (iv) could be converted to Common Stock by us at any time.
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
On September 25, 2002 and October 28, 2002, we issued an aggregate of 76,725 shares of our Series B Preferred Stock and 191,812 related warrants in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. The warrants had an exercise period of five years from the date of issuance and an exercise price of $6.125 per share. The securities were sold pursuant to exemptions from registration under the Securities Act and were subsequently registered on Form S-3 (Registration Statement No. 333-101197). The gross proceeds of the offering were $1,918,125 and the net proceeds were approximately $1,859,000.
On February 14, 2002 and February 22, 2002, we issued an aggregate of 160,100 shares of our Series A Preferred Stock and 400,250 related warrants in private placements to certain accredited and non-United States investors in reliance on Regulation D and Regulation S, respectively, under the Securities Act. In connection with this offering, we issued in the aggregate 60,000 shares of Common Stock and 760,000 warrants to purchase shares of Common Stock to consultants assisting in the private placements. The warrants had an exercise period of five years from the date of issuance and exercise prices of (i) $6.00 per share for 500,000 warrants, (ii) $9.00 per share for 130,000 warrants, and (iii) $12.00 per share for 130,000 warrants. The $9.00 and $12.00 warrants did not vest, and therefore were cancelled, since our Common Stock did not meet or exceed the respective exercise price for 20 consecutive trading days prior to January 31, 2003. The gross proceeds of the offering were $4,003,000 and the net proceeds were $3,849,000.
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

Negative cash flows in operating activities and investing activities are due to the fact that we are an early development stage pharmaceutical company. Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, expenses associated with the efforts of our Scientific Consortium and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research in preclinical and clinical trials, increased administrative expenses to support research and development and commercialization operations and increased capital expenditures for regulatory approvals, expanded research capacity and various equipment needs. Also, selective use of cash will be employed to invest in other actvities developing relationships in China.
As of March 31, 2009, the Company has federal net operating losses carryforwards of approximately $95,293,000 and federal income tax credit carryforwards of approximately $2,377,000 which expire from 2010 through 2029. As of March 31, 2009, the Company also has state net operating losses (primarily Illinois) of approximately $92,946,000 which expire from 2010 to 2023 and foreign operating losses totaling approximately $1,685,000 which carryforward indefinitely.
We currently have enough cash to operate into the third calendar quarter of 2009. Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs (which may vary as drug candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, our partners fulfilling their obligations to us, the timing and cost of seeking regulatory approvals, the level of resources that we devote to the development of manufacturing, our ability to maintain existing collaborative arrangements and establish new ones with other companies to provide funding to us to support these activities and other factors. In any event, we will require substantial funds in addition to our existing working capital to develop our drug candidates and otherwise to meet our business objectives. See “Risk Factors—We need substantial additional funds, currently and in future years, to continue our research and development and to develop new business opportunities. If such financing is not available, we may be required to pursue other financing alternatives, reduce spending for our research programs or cease operations.”
E. Payments Due under Contractual Obligations
We have future commitments at March 31, 2009 consisting of operating lease obligations as follows:

Year Ending
March 31,	Lease Payments

2010	$145,000

Total	$145,000

F. Results of Operations
1. Fiscal Year Ended March 31, 2009 Compared with Fiscal Year Ended March 31, 2008
Revenues under collaborative research and development agreements decreased from approximately $9,717,000 in the fiscal year ended March 31, 2008 to approximately $2,383,000 in the fiscal year ended March 31, 2009 due to the discontinuance of the pafuramidine program. Revenue relating to the Clinical Research Subcontract decreased from approximately $4,601,000 in the fiscal year ended March 31, 2008 to approximately $2,248,000 in the fiscal year ended March 31, 2009, while revenue relating to the Par License Agreement and the Bio-Alliance Agreement decreased from approximately $5,116,000 to approximately $135,000 over the same period.
Grant and research and development agreement revenue is recognized as completed under the terms of the respective agreements, according to Company estimates. Grant and research and development funds received prior to completion under the terms of the respective agreements are recorded as deferred revenues.
Revenue from licensing arrangements is recorded when earned based on the performance requirements of the contract. Nonrefundable upfront license fees, for product candidates where the Company is providing continuing services related to product development, are deferred and recognized as revenue over the development period or as the Company provides services required under the related agreement. The timing and amount of revenue the Company recognizes from licenses, either from upfront fees or milestones where the Company is providing continuing services related to product development, is dependent upon the Company’s estimates of filing dates.
Research and development expenses decreased from approximately $11,570,000 in the fiscal year ended March 31, 2008 to approximately $3,524,000 in the fiscal year ended March 31, 2009. Expenses relating to the Clinical Research Subcontract supporting the African sleeping sickness program decreased from approximately $2,795,000 in the fiscal year ended March 31, 2008 to approximately $1,909,000 in the fiscal year ended March 31, 2009. Expenses relating to the discontinued MMV Testing Agreement for the fiscal year ended March 31, 2008 were approximately $13,000. Expenses relating to preclinical and clinical trial costs primarily for the discontinued PCP program and on-going general research decreased from approximately $6,431,000 in the fiscal year ended March 31, 2008 to approximately $1,198,000 in the fiscal year ended March 31, 2009. Additionally, approximately $344,000 was expensed relating to our office and residential spaces in Beijing, China during the fiscal year ended March 31, 2009. Non-cash expenses of approximately $73,000 were charged to research and development in the fiscal year ended March 31, 2009 for expense related to options vesting during the year which are covered by SFAS No. 123(R) while approximately $525,000 was charged in the fiscal year ended March 31, 2008.

General and administrative expenses were approximately $4,205,000 in the fiscal year ended March 31, 2009, compared to approximately $9,100,000 in the fiscal year ended March 31, 2008. Non-cash general and administrative expenses for Common Stock, stock options and warrants in the fiscal year ended March 31, 2009 were approximately $278,000 as compared to approximately $2,647,000 in the fiscal year ended March 31, 2008. Non-cash expenses in the fiscal year ended March 31, 2009 were for options vesting during the year which were covered by SFAS No. 123(R). Non-cash expenses in the fiscal year ended March 31, 2008 included (i) approximately $172,000 for the 50,000 warrants issued to a consultant, (ii) approximately $118,000 for the 30,000 warrants issued to an investor relations firm, (iii) approximately $440,000 for the two year extension of warrants to China Harvest International Ltd., and (iv) approximately $1,916,000 for expense related to options given during the fiscal year ended March 31, 2008 and options vesting during the year which were covered by SFAS No. 123(R). Legal expenses for patents decreased from approximately $390,000 in the fiscal year ended March 31, 2008 to approximately $294,000 in the fiscal year ended March 31, 2009. Legal fees, primarily related to the Von der Ruhr case, decreased from approximately $938,000 in the fiscal year ended March 31, 2008 to approximately $224,000 the fiscal year ended March 31, 2009. Expenses relating to Immtech Therapeutics, Super Insight, Immtech Life Science (sold in January 2009) and Immtech HK increased from approximately $244,000 in the fiscal year ended March 31, 2008 to approximately $321,000 in the fiscal year ended March 31, 2009. Accounting fees increased from approximately $348,000 in the fiscal year ended March 31, 2008 to approximately $356,000 in the fiscal year ended March 31, 2009. This is primarily due to tax filing related expenses in the fiscal year ended March 31, 2008 and the change in independent registered accounting firms in the fiscal year ended March 31, 2009. Payroll and associated expenses decreased from approximately $1,401,000 in the fiscal year ended March 31, 2008 to approximately $1,230,000 in the fiscal year ended March 31, 2009, due primarily to a reduction in administrative employees. Contract services decreased from approximately $324,000 in the fiscal year ended March 31, 2008 to approximately $116,000 in the fiscal year ended March 31, 2009. Travel expenses decreased from approximately $371,000 in the fiscal year ended March 31, 2008 to approximately $253,000 in the fiscal year ended March 31, 2009. Marketing, business development and commercialization related expenses decreased from approximately $682,000 in the fiscal year ended March 31, 2008 to approximately $112,000 in the fiscal year ended March 31, 2009 due to the discontinuance of the pafuramidine program. All other general and administrative expenses, primarily relating to rent, Director and Officer insurance, exchange listing fees and franchise taxes, decreased from approximately $1,393,000 in the fiscal year ended March 31, 2008 to approximately $1,021,000 in the fiscal year ended March 31, 2009.
During the fiscal year ended March 31, 2009, we recorded a non-cash asset impairment charge of approximately $1,197,000 relating to the sale of Immtech Life Science which included the land use rights.
We incurred a net loss of approximately $6,502,000 for the fiscal year ended March 31, 2009, as compared to a net loss of approximately $10,513,000 for the fiscal year ended March 31, 2008.
In the fiscal year ended March 31, 2009, we also charged deficit accumulated during the development stage of approximately $442,000 of non-cash Preferred Stock dividends and Preferred Stock premium deemed dividends as compared to approximately $529,000 in the fiscal year ended March 31, 2008. Additionally in the fiscal year ended March 31, 2009, we made an investment in Gold Avenue of $500,000.

2. Fiscal Year Ended March 31, 2008 Compared with Fiscal Year Ended March 31, 2007
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
Research and development expenses increased from approximately $8,760,000 in the fiscal year ended March 31, 2007 to approximately $11,570,000 in the fiscal year ended March 31, 2008. Expenses relating to the Clinical Research Subcontract supporting the African sleeping sickness program increased from approximately $2,795,000 in the fiscal year ended March 31, 2007 to approximately $4,601,000 in the fiscal year ended March 31, 2008. Expenses relating to the MMV Testing Agreement decreased from approximately $455,000 in the fiscal year ended March 31, 2007 to approximately $13,000 in the fiscal year ended March 31, 2008. Expenses relating to preclinical and clinical trial costs primarily for PCP and general research increased from approximately $4,731,000 in the fiscal year ended March 31, 2007 to approximately $6,431,000 in the fiscal year ended March 31, 2008. The increase in expenses for PCP-related preclinical and clinical trial costs was primarily due to ongoing Phase III clinical trials in the United States and Latin America and their subsequent discontinuation in February 2008. Non-cash expenses of approximately $525,000 were charged to research and development in the fiscal year ended March 31, 2008 for expense related to options given during that fiscal year and options vesting during the year which are covered by SFAS No. 123(R). The non-cash expense for options in the fiscal year ended March 31, 2007 was approximately $779,000.
General and administrative expenses were approximately $9,100,000 in the fiscal year ended March 31, 2008, compared to approximately $9,095,000 in the fiscal year ended March 31, 2007. Non-cash general and administrative expenses for Common Stock, stock options and warrants in the fiscal year ended March 31, 2008 were approximately $2,647,000 as compared to approximately $2,173,000 in the fiscal year ended March 31, 2007. Non-cash expenses in the fiscal year ended March 31, 2008 included (i) approximately $172,000 for the 50,000 warrants issued to a consultant, (ii) approximately $118,000 for the 30,000 warrants issued to an investor relations firm, (iii) approximately $440,000 for the two year extension of warrants to China Harvest International Ltd., and (iv) approximately $1,916,000 for expense related to options given during the fiscal year ended March 31, 2008 and options vesting during the year which were covered by SFAS No. 123(R) as compared to non-cash expenses in the fiscal year ended March 31, 2007 including (i) approximately $36,000 for the issuance of 5,000 restricted common shares to Tulane University under a license agreement, (ii) approximately $36,000 for the issuance of 5,000 restricted shares of Common Stock to T. Stephen Thompson, our former chief executive officer, under his retirement agreement, (iii) approximately $564,000 for the issuance of 80,000 shares of Common Stock to China Pharmaceutical for the attainment of certain milestones, and (iv) approximately $1,536,000 for expense related to options given during the fiscal year ended March 31, 2007 and options vesting during the year which are covered by SFAS No. 123(R). Legal expenses for patents decreased from approximately $715,000 in the fiscal year ended March 31, 2007 to approximately $390,000 in the fiscal year ended March 31, 2008. Legal fees, primarily related to the defense of the Von der Ruhr case, increased from approximately $722,000 in the fiscal year ended March 31, 2007 to approximately $938,000 the fiscal year ended March 31, 2008. Ongoing expenses relating to Immtech Therapeutics, Super Insight, Immtech Life Science and Immtech HK remained relatively constant with approximately $236,000 in the fiscal year ended March 31, 2007 and approximately $244,000 in the fiscal year ended March 31, 2008. Accounting fees increased from approximately $228,000 in the fiscal year ended March 31, 2007 to approximately $348,000 in the fiscal year ended March 31, 2008 primarily due to tax filing related expenses. Payroll and associated expenses increased from approximately $1,369,000 in the fiscal year ended March 31, 2007 to approximately $1,401,000 in the fiscal year ended March 31, 2008. Contract services increased from approximately $257,000 in the fiscal year ended March 31, 2007 to approximately $324,000 in the fiscal year ended March 31, 2008. Travel expenses decreased from approximately $502,000 in the fiscal year ended March 31, 2007 to approximately $371,000 in the fiscal year ended March 31, 2008. Marketing, business development and commercialization related expenses decreased from approximately $1,722,000 in the fiscal year ended March 31, 2007 to approximately $682,000 in the fiscal year ended March 31, 2008, due primarily to the discontinuation of the pafuramidine project. Additionally there was a reserve for approximately $362,000 set up in the year ended March 31, 2008 for the settlement relating to the Von der Ruhr trial. All other general and administrative expenses, primarily relating to rent, Director and Officer insurance, exchange listing fees and franchise taxes, increased from approximately $1,171,000 in the fiscal year ended March 31, 2007 to approximately $1,393,000 in the fiscal year ended March 31, 2008.
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
5. Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The exposure of market risk associated with risk-sensitive instruments is not material, as our operations are conducted primarily in U.S. dollars. We intend to develop policies and procedures to manage market risk in the future if and when circumstances require.
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
There were no disagreements or reportable events requiring disclosure pursuant to Item 304(b) of Regulation S-K.
ITEM 9A(T). CONTROLS AND PROCEDURES
A. Evaluation of Disclosures and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009.  Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

B. Management’s Report on Internal Control Over Financial Reporting
As defined in Rule 13a-15(f) under the Exchange Act, the Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of internal controls over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of March 31, 2009, internal control over financial reporting is effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
C. Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of the year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A. Information Regarding Directors and Executive Officers
The table below sets forth the names and ages of our directors and executive officers as of June 30, 2009, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table. Each director serves for a term of one year and is eligible for reelection at our next annual stockholders’ meeting.

Name	Age	Position(s)
Eric L. Sorkin	49	President, Chief Executive Officer and Chairman of the Board of Directors

Cecilia Chan	45	Vice Chairman and Director

Gary C. Parks	59	Chief Financial Officer, Secretary and Treasurer

David Fleet	63	Director

Judy Lau	49	Director

Levi H.K. Lee, MD	68	Director

Donald F. Sinex	59	Director
Eric L. Sorkin, President, Chief Executive Officer and Chairman of the Board of Directors. In 2000, Mr. Sorkin became a director of the Registrant. In 2005, he was appointed Chairman of the Board of Directors and in January 2006, Chief Executive Officer. He became President in May 2006. Additionally, Mr. Sorkin has been a director of Gold Avenue since September 22, 2008. Mr. Sorkin began his career on Wall Street in 1982 at Dean Witter, which is now a subsidiary of Morgan Stanley. From an entry-level position, he was promoted to Managing Director within six years. Mr. Sorkin was among the core group of professionals at Dean Witter that developed the firm’s investment portfolio to assets of over $3 billion. Mr. Sorkin was responsible for investment selection, negotiations, transaction and financial structuring, debt placement and asset management. Mr. Sorkin was a Vice President, owner, and/or director of over 20 public investment partnerships with investment funds totaling over $1 billion. In 1993, Mr. Sorkin created his own investment firm and began making private equity investments in the United States and in China. Mr. Sorkin graduated from Yale University with a B.A. in Economics.

Cecilia Chan, Vice Chairman and Director. Ms. Chan has served as a member of the Board of Directors since November 16, 2001. She joined the Registrant as Vice President in July 1999, and was appointed to her current post as Vice Chairman on November 13, 2007. Additionally, Ms. Chan has been a director of Gold Avenue since September 22, 2008. She has 23 years of experience in making investments and in business development. She began working on our growth strategy in 1998, spearheading our IPO in April 1999. Ms. Chan is responsible for strategic development, fund raising and directing our uses of capital resources. Prior to joining us, Ms. Chan was a Vice President at Dean Witter until 1993 and thereafter concentrated her efforts as a private investor until she joined us. During her eight years at Dean Witter, Ms. Chan completed over $500 million in investments and was Vice-President of public partnerships having assets in excess of $800 million. Since 1993, Ms. Chan has developed and funded investments in the United States and in China. She graduated from New York University in 1985 with a Bachelor of Science degree in International Business.
Gary C. Parks, Secretary, Treasurer and Chief Financial Officer. Mr. Parks joined us in January 1994, having previously served at Smallbone, Inc., from 1989 until 1993, where he was Vice President, Finance. Mr. Parks was a Division Controller with International Paper from 1986 to 1989. Prior to that, he was Vice President, Finance, of SerckBaker, Inc., a subsidiary of BTR plc, from 1982 to 1986 and a board member of SerckBaker de Venezuela. Mr. Parks is a Director of Applied NeuroSolutions, Inc. (OTCBB: APNS). Mr. Parks holds a B.A. from Principia College and an MBA from the University of Michigan.
David M. Fleet, Director. Mr. Fleet has served as a member of the Board of Directors since August 24, 2007. Mr. Fleet is also an independent director on the board of OnMedica Group Ltd. Since 2002, Mr. Fleet has served as Principal in David Fleet Pharmaceutical Industry Consultancy Services. From 1997 to 2002, Mr. Fleet was Senior Vice President of Global Business Development for Innovex Ltd. – Quintiles Transnational. Mr. Fleet was a founding shareholder of Innovex Ltd in 1988 until Innovex’s acquisition by Quintiles Transnational in 1996. During that time he served as Managing Director at Novex Pharma Ltd from 1988 to 1993, and from 1993 to 1996 he was responsible for global business development and establishment of principal subsidiaries in Germany, the United States, and Japan. From 1978 to 1988, Mr. Fleet worked at Schering-Plough where he was responsible for various operations. From 1985 to 1988 he was Area Director for Middle East and Africa responsible for development and growth of ethical and OTC products business. Previously he was manager of Schering-Plough’s third-largest pharmaceutical plant in Europe with responsibility for manufacturing operations for a full range of pharmaceutical products. From 1975 to 1978, Mr. Fleet worked at Major & Co. Manufacturing based in Ghana/Nigeria as general manager for ethical pharmaceuticals. From 1967 to 1975, he worked at Ward Blenkinsop & Co. Ltd., a division of Boehringer Ingelheim.
Judy Lau, Director. Ms. Lau has served as a member of the Board of Directors since October 31, 2003. Since July 2002, Ms. Lau has served as the Chairperson of Convergent Business Group, a Hong Kong-based investment advisory firm with investments focused in high technology, life sciences, healthcare and environmental engineering projects in the greater China region. From May 2001 to July 2002, Ms. Lau served as General Manager of China Overseas Venture Capital Co. Ltd., a venture capital firm. From October 2000 to April 2001, Ms. Lau served as Chief Executive Officer of the Good Fellow Group, a Chinese investment firm; and from March 1999 to September 2000, Ms. Lau was the Managing Director of America Online HK, an Internet Service Provider and Hong Kong affiliate of Time Warner, Inc. From April 1998 to February 1999, Ms. Lau worked as a consultant to Pacific Century Group. Ms. Lau has served in the position of Director of Immtech HK since June 2003. Ms. Lau was named in 2000, one of the thirty-six most influential Business Women of Hong Kong by Capital Magazine and is a Fellow of the Hong Kong Association for the Advancement of Science and Technology.

Levi Hong Kaye Lee, MD, Director. Dr. Lee has served as a member of the Board of Directors since October 31, 2003. Dr. Lee has been in private medical practice, specializing in pediatrics, since 1971. His practice is located in Hong Kong. Dr. Lee received a B.A. in Biochemistry from the University of California, Berkeley, in 1962, and received his M.D. from the University of California, San Francisco, in 1966. Dr. Lee has served in the position of Director of Immtech HK since June, 2003. He was appointed a Diplomat of the American Board of Pediatrics in 1971.
Donald F. Sinex, Director. Mr. Sinex has served as a member of the Board of Directors since October 2006. Additionally, Mr. Sinex became a director of Gold Avenue on November 18, 2008. In 1997, Mr. Sinex became a partner with Devonwood Investors, LLC, a private equity firm specializing in real estate and general corporate investments. Prior to founding Devonwood Investors, Mr. Sinex was executive vice president and managing director of JMB Realty Corporation, one of the largest commercial real estate companies in the United States. While at JMB Realty Corporation, Mr. Sinex managed all acquisitions and investments in New York City, Washington, and Boston, and completed acquisitions of over $6.5 billion of assets during his tenure. Mr. Sinex received his B.A. from the University of Delaware, a J.D. degree from the University of Miami School of Law, and an MBA from the Harvard Business School.
B. Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our Common Stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us, we believe that during the fiscal year ended March 31, 2009, our directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.
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

The members of the Audit Committee are Mr. Sinex (Chairman), Dr. Lee and Ms. Lau. Each member of the Audit Committee is and was “independent” in accordance with the listing standards of the NYSE Amex LLC through May 21, 2009. Beginning on May 22, 2009, the Company is quoted on the Pink OTC Markets and not subject to any exchange rules relating to corporate governance. Mr. Sinex qualifies as an “audit committee financial expert” as defined under the rules of the SEC.
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
The members of the Compensation Committee are Ms. Lau (Chairman), Mr. Fleet and Mr. Sinex. Each member of the compensation committee is and was “independent” in accordance with the listing standards of the NYSE Amex LLC through May 21, 2009. Beginning on May 22, 2009, the Company is quoted on the Pink OTC Markets and not subject to any exchange rules relating to corporate governance. Our Compensation Committee’s charter can be found in the “Corporate Governance” section of our website at www.immtechpharma.com.
3. Nominating Committee
The Nominating Committee has authority to review the qualifications of, interview and nominate candidates for election to the board of directors. Our Nominating Committee’s charter can be found in the “Corporate Governance” section of our website at www.immtechpharma.com. The members of the Nominating Committee are Dr. Lee (Chairman), Mr. Fleet and Mr. Sinex. Each member of the Nominating Committee is and was “independent” in accordance with the listing standards of the NYSE Amex LLC through May 21, 2009. Beginning on May 22, 2009, the Company is quoted on the Pink OTC Markets and not subject to any exchange rules relating to corporate governance.
The primary functions of the Nominating Committee are to:
•	recruit, review and nominate candidates for election to the board of directors;
•	monitor and make recommendations regarding committee functions, contributions and composition;
•	develop the criteria and qualifications for membership on the board of directors; and
•	administer any director compensation plan.

The Nominating Committee will consider recommendations for director candidates submitted in good faith by stockholders. A stockholder recommending an individual for consideration by the nominating committee must provide (i) evidence in accordance with Rule 14a-8 of the Exchange Act of compliance with the stockholder eligibility requirements, (ii) the written consent of the candidate(s) for nomination as a director, (iii) a resume or other written statement of the qualifications of the candidate(s) and (iv) all information regarding the candidate(s) that would be required to be disclosed in a proxy statement filed with the SEC if the candidate(s) were nominated for election to the board of directors, including, without limitation, name, age, business and residence address and principal occupation or employment during the past five years. Stockholders should send the required information to the Company at 150 Fairway Drive, Suite 150, Vernon Hills, Illinois 60061, Attention: Mr. Gary C. Parks.
For membership on the board of directors, the Nominating Committee takes into consideration applicable laws and regulations, diversity, age, skills, experience, integrity, ability to make independent analytical inquires, understanding of our business and business environment, willingness to devote adequate time and effort to responsibilities of the board of directors and other relevant factors.
D. Communications with the Board of Directors
The board of directors has provided a procedure for stockholders or other persons to send written communications to the board of directors, a committee of the board of directors or any of the directors, including complaints to the Audit Committee regarding accounting, internal accounting controls, or auditing matters. Stockholders may send written communications to the board of directors, the appropriate committee or any of the directors by certified mail only, c/o Audit Committee Chairman, Immtech Pharmaceuticals, Inc., One North End Avenue, New York, NY 10282. All such written communications will be compiled by the Chairman of the Audit Committee and submitted to the board of directors, a committee of the board of directors or the individual directors, as appropriate, within a reasonable period of time. These communications will be retained with Immtech’s corporate records.
E. Code of Ethics
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

ITEM 11. EXECUTIVE COMPENSATION
A. Compensation Discussion and Analysis
1. Overview
The Compensation Committee of our board of directors has overall responsibility for the compensation program for our executive officers. Our Compensation Committee consists solely of independent directors. The Compensation Committee’s responsibilities are set forth in its charter, which you can find on our website at www.immtechpharma.com.
The Compensation Committee is responsible for establishing policies and otherwise discharging the responsibilities of the board of directors with respect to the compensation of our executive officers, senior management, and other employees. In evaluating executive officer pay, the Compensation Committee may retain the services of an independent compensation consultant or research firm and consider recommendations from the chief executive officer and persons serving in supervisory positions over a particular officer or executive officer with respect to goals and compensation of the other executive officers. The Compensation Committee assesses the information it receives in accordance with its business judgment. The Compensation Committee also periodically is responsible for administering all of our incentive and equity-based plans. All decisions with respect to executive compensation are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the independent members of the board of directors for final approval.
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

In making its recommendations to our independent directors, our Compensation Committee relies upon its own judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive officer’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with our Company, current compensation arrangements and long-term potential to enhance shareholder value. Our Compensation Committee also reviews the history of all the elements of each executive officer’s total compensation over the past several years and compares the compensation of the executive officers with that of the executive officers in an appropriate market comparison group comprised of other biotechnology and pharmaceutical companies similar in size, stage of development and other characteristics. Typically, our chief executive officer makes compensation recommendations to our Compensation Committee with respect to the executive officers who report to him. Our Compensation Committee also considers recommendations submitted by other persons serving in a supervisory position over a particular officer or executive officer. Such executive officers are not present at the time of these deliberations. The Compensation Committee then makes its formal recommendations to the other independent members of our board of directors which then sets the final compensation for officers and executive officers.
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
Our allocation between long-term and currently paid compensation is intended to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our shareholders. We provide cash compensation in the form of base salary to meet competitive salary norms and reward performance on an annual basis. We provide non-cash compensation to reward performance against specific objectives and long-term strategic goals. Our compensation package for the fiscal year ending March 31, 2009 ranges from 69% to 55% in cash compensation and 31% to 45% in non-cash compensation, including benefits and equity-related awards. We believe that this ratio is competitive within the marketplace for companies at our stage of development and appropriate to fulfill our stated policies.

2. Elements of Compensation
i. Base Salary
Our Compensation Committee desires to establish salary compensation for our executive officers based on our operating performance relative to comparable peer companies over a three year period. In recommending base salaries for the fiscal year ending March 31, 2009, our Compensation Committee considered salaries paid to executive officers of other biotechnology and pharmaceutical companies similar in size, stage of development and other characteristics. Our Compensation Committee’s objective is to provide for base salaries that are competitive with the average salary paid by our peers. In making its recommendations, our Compensation Committee takes into account recommendations submitted by persons serving in a supervisory position over a particular officer or executive officer.
With respect to our fiscal year ended March 31, 2009, the base salaries for our executive officers are reflected in our summary compensation table below.
Base salaries for the current fiscal year, which will end March 31, 2010, are as follows:

Eric L. Sorkin (1)	$250,000

Cecilia Chan (2)	$150,000

Gary Parks	$200,000

(1)
On March 12, 2008, Mr. Sorkin volunteered to reduce his annual salary from $375,000 to $250,000 effective as of April 1, 2008 and the request was approved by the board of directors. The Compensation Committee has not approved a change in Mr. Sorkin’s salary for the current fiscal year, which will end on March 31, 2010.

(2)
On March 12, 2008, Ms. Chan volunteered to reduce her annual salary from $201,234 to $150,000 effective as of April 1, 2008 and the request was approved by the board of directors. The Compensation Committee has not approved a change in Ms. Chan’s salary for the current fiscal year, which will end on March 31, 2010.

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
We currently do not have any formal plan requiring us to grant, or not to grant, equity compensation on specified dates. With respect to newly hired executives, our practice is typically to consider stock grants at the first meeting of the Compensation Committee and the board of directors, following such executive officer’s hire date. The recommendations of the Compensation Committee are subsequently submitted to the board of directors for approval. We intend to ensure that we do not award equity grants in connection with the release, or the withholding, of material non-public information, and that the grant value of all equity awards is equal to the fair market value on the date of grant.
No stock options were granted to executive officers during the fiscal year ended March 31, 2009. Options generally vest ratably on a monthly basis over a two year period from the date of grant and expire ten years from the date of grant. All options are intended to be qualified stock options as defined under Section 422 of the Internal Revenue Code of 1986, as amended, to the extent possible.
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
3. Employment Agreements
In general, we do not enter into formal employment agreements with our employees, other than our chief executive officer. We have entered into an employment agreement with Mr. Sorkin, our current president and chief executive officer, as amended March 12, 2008 which reduced his base salary from $375,000 to $250,000 from April 1, 2008 through March 31, 2009. The Company and Mr. Sorkin have not entered into any amendment to Mr. Sorkin’s employment agreement, and accordingly, Mr. Sorkin’s current salary remains $250,000 as of June 30, 2009. See “Post-Employment Compensation—Employment Agreement with Mr. Sorkin” below.
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
Our Compensation Committee is responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the chief executive officer’s performance in light of those goals and objectives and, determining and approving the chief executive officer’s compensation level based on this evaluation. Our Compensation Committee is also responsible for reviewing and approving the salaries and other compensation of our other executive officers. Each member of the Compensation Committee is and was “independent” in accordance with the listing standards of the NYSE Amex LLC through May 21, 2009. The Compensation Committee’s function is more fully described in its charter which has been approved by our board of directors. The charter can be viewed, together with any future changes that may occur, on our website at www.immtechpharma.com.
Our Compensation Committee has reviewed the Compensation Discussion & Analysis with management and, based on that review, recommends to the board of directors that it be included in the Annual Report on Form 10-K for the year ended March 31, 2009 for filing with the Securities and Exchange Commission.
By the Compensation Committee of the Board of Directors:
Judy Lau, Compensation Committee Chair
David M. Fleet, Compensation Committee Member
Donald F. Sinex, Compensation Committee Member

C. Named Executive Officer Compensation
SUMMARY COMPENSATION TABLE

							Change in
							Pension
						Non-equity	Value
Name and				Stock	Option	Incentive Plan	and NQDC	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	$	$	$	$ (2)	$	$	$ (3)	$
Eric L. Sorkin(1) Chief Executive Officer and Chairman	2009	$250,000	—	—	$105,586	—	—	$8,005	$363,591
Cecilia Chan(4) Vice Chairman	2009	$150,000	—	—	$105,586	—	—	$8,005	$263,591
Gary C. Parks Secretary, Treasurer and Chief Financial Officer	2009	$200,000	—	—	$147,725	—	—	$16,867	$364,592
Carol Ann Olson, MD, Ph.D. (5) Senior Vice President and Chief Medical Officer	2009	$235,000	—	—	$147,725	—	—	$11,397	$394,122

(1)
Mr. Sorkin became Chief Executive Officer on January 23, 2006 and subsequently became President on May 1, 2006. Mr. Sorkin’s base salary as of April 1, 2007 was $375,000 and was voluntarily reduced to $250,000 effective as of April 1, 2008.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of the stock options granted to each of the named executive officers in 2009 and prior fiscal years, in accordance with SFAS 123(R). The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to option grants, please refer to the notes in our financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(3)	This column represents the dollar amount for the Company paid portion of health, dental, short term disability, long term disability, life insurance, and accidental death and dismemberment costs.

(4)	Ms. Chan’s base salary as of April 1, 2007 was $201,234 and was voluntarily reduced to $150,000 effective as of April 1, 2008.

(5)	Dr. Olson and the Company ended Dr. Olson’s engagement as Senior Vice President and Chief Medical Officer of the Company effective April 15, 2009.

D. Stock Option Grants and Exercises During the Fiscal Year Ended March 31, 2009
There were no options granted or exercised by the named executive officers for the fiscal year ended March 31, 2009.
The following table sets forth certain information with respect to outstanding option and warrant awards of the named executive officers for the fiscal year ended March 31, 2009.
OUTSTANDING EQUITY AWARDS AT MARCH 31, 2008

	Option/Warrant Awards						Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
				Equity				Market	Awards:	Payout
	Number of		Number of	Incentive Plan				Value of	Number of	Value of
	Securities		Securities	Awards:				Shares or	Unearned	Unearned
	Underlying		Underlying	Number of			Number of	Units of	Shares,	Shares,
	Unexercised		Unexercised	Securities			Shares or	Stock	Units or	Units or
	Options/		Options/	Underlying	Option/	Option/	Units of	that Have	Other	Other
	Warrants		Warrants	Unexercised	Warrant	Warrant	Stock that	Not	Rights that	Rights That
	Exercisable		Unexercisable	Unearned	Exercise	Expiration	Have Not	Vested	Have Not	Have Not
Name	(#)(1)		(#)(1)	Options (#)	Price ($)	Date (2)	Vested (#)	($)	Vested (#)	Vested ($)
Eric L. Sorkin	26,923	(2)	0	—	6.47	7/24/2008	—	—	—	—
	173,077	(2)	0	—	6.47	10/12/2008	—	—	—	—
	22,000		0	—	14.29	2/2/2014	—	—	—	—
	22,000		0	—	11.03	11/16/2014	—	—	—	—
	20,834		0	—	7.85	1/25/2016	—	—	—	—
	75,000		0	—	5.74	10/16/2016	—	—	—	—

Cecilia Chan	50,123	(2)	0	—	6.47	7/24/2008	—	—	—	—
	173,077	(2)	0	—	6.47	10/12/2008	—	—	—	—
	22,000		0	—	2.55	12/24/2012	—	—	—	—
	25,000		0	—	21.66	11/6/2013	—	—	—	—
	20,000		0	—	9.41	9/8/2014	—	—	—	—
	75,000		0	—	5.74	10/16/2016	—	—	—	—

Gary C. Parks	10,000		0	—	10.00	7/20/2011	—	—	—	—
	25,000		0	—	2.55	12/24/2012	—	—	—	—
	15,000		0	—	21.66	11/6/2013	—	—	—	—
	15,000		0	—	9.41	9/8/2014	—	—	—	—
	20,000		0	—	7.29	1/24/2016	—	—	—	—
	30,000		0	—	5.74	10/16/2016	—	—	—	—
	31,875		13,125	—	6.35	11/13/2017	—	—	—	—

Carol Ann Olson	40,000		0	—	8.38	10/18/2014	—	—	—	—
	30,000		0	—	7.29	1/24/2016	—	—	—	—
	30,000		0	—	5.74	10/16/2016	—	—	—	—
	31,875		13,125	—	6.35	11/13/2017	—	—	—	—

(1)	Except as indicated, the options granted vest and become exercisable in monthly installments over a two year period, commencing on the date of grant.

(2)	The amount represents the shares of Common Stock issuable upon exercise of the vested warrants which have since expired.

OPTION/WARRANT EXERCISES

	Option/Warrant Awards
	Number of
	Shares Acquired	Value Realized
	on	on Exercise
Name	Exercise (#)	($)
Eric L. Sorkin	0
Cecilia Chan	0
Gary C. Parks	0
Carol Ann Olson	0
E. Post-Employment Compensation
1. Employment Agreement with Mr. Sorkin
Upon becoming the Company’s Chief Executive Officer in January 2006, Mr. Sorkin elected to provide services to the Company without receiving an annual salary. On December 20, 2006, the Company and Mr. Sorkin entered into an employment agreement pursuant to which Mr. Sorkin was engaged as the Company’s President and Chief Executive Officer through March 31, 2007, with annual automatic renewals, unless either party provides not less than 30 days written notice. Mr. Sorkin is entitled to receive an annual cash salary of $375,000 beginning on April 1, 2007. In connection with the employment agreement, he also had the right to receive a stock option to purchase up to 325,000 shares of the Company’s common stock for an exercise price equal to $9.01, the closing price of our Common Stock on the date the agreement was signed, subject to the stockholders approval of a new equity incentive plan. Under the terms of the agreement, Mr. Sorkin also may receive (i) a cash bonus of up to 60% of his base salary beginning with the fiscal year ended March 31, 2008, based on milestones set in the sole discretion of the Compensation Committee or in the discretion of the Compensation Committee together with the other independent members of the board of directors (as directed by the board). The agreement was amended and restated in March 2007 at the request of Mr. Sorkin to remove the requirement that he be granted the 325,000 stock options and to provide that he will be eligible for future stock options conditioned on the Company’s achievements and milestones as determined by the Compensation Committee and the other independent directors of the board. The agreement was again amended and restated in March 2008 at the request of Mr. Sorkin to reduce his annual salary to $250,000 from April 1, 2008 through March 31, 2009. The Company and Mr. Sorkin have not entered into any amendment to Mr. Sorkin’s employment agreement, and accordingly, Mr. Sorkin’s current salary remains $250,000 as of June 30, 2009.
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
EXECUTIVE PAYMENTS UPON TERMINATION AS OF MARCH 31, 2009
Eric L. Sorkin
Chairman, Chief Executive Officer and President

					Termination
					without Cause
					or with Good
					Reason Prior
					to CIC or more		CIC Whether or
Executive Benefits and Payments					than 24 months		Not Services are
Upon Termination	Disability		Death		after CIC (1)		Terminated
Severance Payments
Base Salary	$375,000	(2)	$375,000	(2)	$187,500	(3)	—
Short-Term Incentive	—	(4)	—	(4)	—	(5)	—

Value of Unvested Equity Awards and Accelerated
Options	0		0		0		0

Total	$480,586		$480,586		$293,086		$105,586

(1)	“CIC” means change in control, as defined within the effective employment agreement between Mr. Sorkin and the Company.

(2)	12 months base salary.

(3)	6 months base salary.

(4)	Pro rata bonus.

(5)	Full cash bonus otherwise payable.

F. DIRECTOR COMPENSATION

					Change in
					Pension Value
					and
	Fees Earned			Non-Equity	Nonqualified
	or Paid in			Incentive Plan	Deferred	All Other
	Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($) (1)	($)	Earnings ($)	($)	($)
David M. Fleet	10,000	—	88,465	—	—	—	98,465
Judy Lau	10,000	—	81,533	—	—	—	91,533
Levi H. K. Lee	10,000	—	77,719	—	—	—	87,719
Donald F. Sinex	10,000	—	114,735	—	—	—	124,735

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of the stock options granted to each director in 2009, and prior fiscal years, in accordance with SFAS 123(R). The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named directors.

1. Overview of Compensation and Procedures
We generally compensate non-employee directors for their service as a member of the board of directors through the grant to each such director of 20,000 options to purchase shares of Common Stock upon joining the board. In addition, each non-employee director receives options to purchase 15,000 shares of Common Stock for each subsequent year of board service, options to purchase 3,000 shares of Common Stock for each year of service on the Compensation Committee and Nominating Committee, respectively, and options to purchase 5,000 shares of Common Stock for each year of service on the Audit Committee. In lieu of an award for each year of service on a committee, the Audit Committee chair receives options to purchase 10,000 shares of Common Stock for each year of service and the Compensation Committee and Nominating Committee chairs each receive options to purchase 6,000 shares of Common Stock for each year of service. Such options are generally granted at fair market value on the date of grant, vest ratably on a monthly basis over 2 years from the date of grant and expire 10 years from the date of grant. We have not yet made these grants with respect to fiscal year 2009. Non-employee directors are to receive $20,000 per year and are reimbursed for out-of-pocket expenses incurred in connection with their service as directors; however, for the fiscal year ended March 31, 2009, the non-employee directors only received $10,000.
G. Compensation Committee Interlocks and Insider Participation
All compensation decisions made for the fiscal year ending March 31, 2009 were made exclusively by the independent directors serving on the Compensation Committee, with respect to our Chief Executive Officer, executive officers and other officers.
The members of the Compensation Committee for the fiscal year ending March 31, 2009 were Messrs. Lau, Fleet, and Sinex, none of whom were officers or employees of the Company or any of our subsidiaries for the fiscal year ending March 31, 2009 or in any prior year. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board or compensation committee. No member of our board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
A. Principal Stockholders
The following table sets forth, as of June 30, 2009, certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Exchange Act of our Common Stock based upon the most recent information available to us for (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each director, (iii) each person listed in the “Summary Compensation Table” above and (iv) all executive officers and directors as a group.
In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we have deemed outstanding shares of Common Stock subject to options held by that person that are exercisable within 60 days of June 30, 2009. We have not deemed these shares outstanding for the purpose of computing the percentage ownership of any other person.

	Number of Shares	Percentage of Outstanding
	of Common Stock	Shares
Name and Address	Beneficially Owned	of Common Stock
Eric L. Sorkin(1) c/o Immtech Pharmaceuticals, Inc. One North End Ave. New York, NY 10282	353,551 shares	1.97%

Cecilia Chan(2) c/o Immtech Pharmaceuticals, Inc. One North End Ave. New York, NY 10282	206,405 shares	1.15%

Gary C. Parks(3) c/o Immtech Pharmaceuticals, Inc. 150 Fairway Drive, Ste. 150 Vernon Hills, IL 60061	181,986 shares	1.01%

David M. Fleet(4) c/o Woodpeckers Chanctonbury Drive Sunningdale, Berkshire UK	31,429 shares	0.18%

Judy Lau(5) c/o Convergent Business Group 12B Sun Ying Mansion 45 Kings Road Hong Kong	133,959 shares	0.75%

Levi H.K. Lee, MD(6) 1405 Lane Crawford House 70 Queens Road Central, Hong Kong	343,813 shares	1.91%

Donald F. Sinex(7) c/o Devonwood Investors, LLC 4388 McKinley Avenue Rutland Town, VT 05701	142,305 shares	0.80%

All executive officers and directors as a group (7 persons)	1,393,448 shares	7.46%

(1)
Includes (i) 193,355 shares of Common Stock; (ii) 20,362 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; and (iii) 139,834 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 22,000 shares of Common Stock at $14.29 per share by February 1, 2014, vested option to purchase 22,000 shares of Common Stock at $11.03 by November 15, 2014, the vested option to purchase 20,834 shares of Common Stock at $7.85 by January 24, 2016 and vested option to purchase 75,000 shares of Common Stock at $5.74 by October 15, 2016.

(2)
Includes (i) 58,624 shares of Common Stock; (ii) 5,781 shares of Common Stock issuable upon the conversion of Series B Preferred Stock; and (iii) 142,000 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 22,000 shares of Common Stock at $2.55 per share by December 24, 2012, vested option to purchase 25,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 20,000 shares of Common Stock at $9.41 per share by September 7, 2014 and vested option to purchase 75,000 shares of Common Stock at $5.74 by October 15, 2016.

(3)
Includes (i) 23,474 shares of Common Stock; (ii) 2,262 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; and (iii) 156,250 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 10,000 shares of Common Stock at $10.00 per share by July 19, 2011, vested option to purchase 25,000 shares of Common Stock at $2.55 per share by December 24, 2012, vested option to purchase 15,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 15,000 shares of Common Stock at $9.41 per share by September 7, 2014, vested option to purchase 20,000 shares of Common Stock at $7.29 per share by January 23, 2016, vested option to purchase 30,000 shares of Common Stock at $5.74 by October 15, 2016 and the vested portion of 41,250 of an option to purchase 45,000 shares of Common Stock at $6.35 by November 13, 2017.

(4)
Includes 31,429 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 29,000 shares of Common Stock at $7.45 by August 24, 2017 and the vested portion of 2,429 of an option to purchase 2,650 shares of Common Stock at $6.35 by November 13, 2017.

(5)
Includes 133,959 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 21,000 shares of Common Stock at $14.29 per share by February 1, 2014, vested option to purchase 21,000 shares of Common Stock at $11.03 by November 15, 2014, vested option to purchase 21,167 shares of Common Stock at $7.85 by January 24, 2016, vested option to purchase 22,292 shares of Common Stock at $6.85 by August 17, 2017 and vested option to purchase 28,500 shares of Common Stock at $6.85 by August 17, 2017.

(6)
Includes (i) 158,672 shares of Common Stock; (ii) 11,312 shares of Common Stock issuable upon the conversion of Series A Preferred Stock; (iii) 52,037 shares of Common Stock issuable upon the conversion of Series C Preferred Stock; and (iv) 121,792 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of Common Stock at $21.66 per share by November 5, 2013, vested option to purchase 18,000 shares of Common Stock at $14.29 per share by February 1, 2014, vested option to purchase 18,000 shares of Common Stock at $11.03 by November 15, 2014, vested option to purchase 19,000 shares of Common Stock at $7.85 by January 24, 2016, vested option to purchase 19,625 shares of Common Stock at $6.85 by August 17, 2017 and vested option to purchase 27,167 shares of Common Stock at $6.85 by August 17, 2017.

(7)
Includes (i) 81,721 shares of Common Stock; and (ii) 60,584 shares of Common Stock issuable upon the exercise of options as follows: vested option to purchase 20,000 shares of Common Stock at $5.60 by October 22, 2016, vested option to purchase 10,084 shares of Common Stock at $6.85 by August 17, 2017, and the vested option to purchase 30,500 shares of Common Stock at $6.85 by August 17, 2017.

B. Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2009, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

			Number of securities
			remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
	warrants and rights(1)	rights(1)	column(a))
Plan category (in thousands)	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	1,869,736	$8.68	1,754,774

Equity compensation plans not approved by security holders(3)	960,100	$7.99

Total	2,829,836	$8.45	1,754,774

(1)	As adjusted for reverse stock splits that occurred on each of July 24, 1998 and January 25, 1999.

(2)	This category consists solely of options.

(3)	This category consists solely of warrants.
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
During the fiscal year ended March 31, 2009, there was no transaction or series of transactions, or any currently proposed transaction, in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.
B. Director Independence
Currently, four of our six directors are independent. Our independent directors are Mr. Fleet, Ms. Lau, Dr. Lee and Mr. Sinex. The board of directors has standing Audit, Compensation, and Nominating Committees, the members of which are all independent.
C. Investment in Gold Avenue

On September 22, 2008, Eric L. Sorkin, our President, Chief Executive Officer and Chairman of our board of directors, and Cecilia Chan, our Vice Chairman and a member of our board of directors, incorporated Gold Avenue in Hong Kong and became members of the board of directors of Gold Avenue. Gold Avenue was established as an investment holding company with a focus on investing in metal and mineral assets in China. On November 18, 2008, Donald Sinex, a member of our board of directors, joined the board of directors of Gold Avenue.

In November 2008, Gold Avenue commenced a private placement, pursuant to which it raised $4.4 million to invest in convertible bonds issued by Parkwick. On January 22, 2009, we entered into an agreement with Gold Avenue, pursuant to which we invested $500,000 in Gold Avenue in exchange for 500,000 Restricted-Voting Shares of Gold Avenue capital stock. The Investment currently represents approximately 22% of our total assets.

Following the Investment, Mr. Sorkin and Ms. Chan, as members of Gold Avenue’s board of directors, have agreed to hold the Management Shares, which consist of 20% of the outstanding ordinary shares of Gold Avenue’s capital stock, as our nominees. Specifically, Mr. Sorkin holds 10% of the outstanding capital stock of Gold Avenue and Ms. Chan holds 10% of the outstanding capital stock of Gold Avenue. The Restricted-Voting Shares constitute the remaining 80% of the outstanding ordinary shares of Gold Avenue’s capital stock and are held by investors, including us. As of March 31, 2009, we owned approximately 11% of the Restricted-Voting Shares of Gold Avenue capital stock.

On April 2, 2009, Gold Avenue purchased a $4,000,000 convertible bond from Parkwick. The convertible bond has an annual interest rate of 22%, pays interest semi-annually, and provides Gold Avenue the option to convert the bond into 10% of the capital stock of Parkwick through March 31, 2014. Gold Avenue also has the opportunity to purchase an additional $8,000,000 convertible bond from Parkwick.

Parkwick is a private company incorporated in accordance with the laws of Hong Kong, which in turn holds a 66% interest in TJJV. TJJV’s aim is to recover tin from large residual deposits, or tailings, from old mining sites. YTG holds the remaining 34% interest in TJJV. YTG has contributed seventeen tin sites to TJJV filled with tailings containing, according to YTG, an estimated 800,000 tons of tin.

TJJV is governed by a board of directors consisting of five directors, of which two are nominated by YTG and three are nominated by Parkwick. One of the Parkwick nominees to the board of directors of TJJV is to be nominated by Gold Avenue. Currently, Mr. Sorkin is designated as Gold Avenue’s nominee to the TJJV board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee selects our independent registered public accounting firm for each fiscal year. During the fiscal year ended March 31, 2008 and through January 14, 2009, Deloitte & Touche LLP was engaged primarily to perform the annual audit and to render other services. Baker Tilly Virchow Krause was engaged effective January 15, 2009 to perform the annual audit for the fiscal year ended March 31, 2009, and to render other services to the Company.
For services rendered in fiscal year 2009 by Baker Tilly Virchow Krause, our independent registered public accounting firm, the following fees were billed for audit of the Company’s annual consolidated financial statements for the year ended March 31, 2009 and for other services:

2009
Audit Fees(1)	$196,000
Tax Fees(3)	33,000

Total Fees	$229,000

For services rendered in the fiscal years ended March 31, 2009 and 2008 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”), our independent registered public accounting firm until January 14, 2009, the following fees were billed for audit of the Company’s annual consolidated financial statements and for other services:

	2009	2008
Audit Fees(2)	$153,000	$271,000
Tax Fees(3)	4,000	57,000

Total Fees	$157,000	$328,000

(1)
Includes fees and out-of-pocket expenses for the following services: audit of the consolidated financial statements, quarterly reviews, SEC filings and consents, financial accounting and reporting consultation.

(2)
Includes fees and out-of-pocket expenses for the following services during the fiscal year ended March 31, 2008: audit of the consolidated financial statements, quarterly reviews, SEC filings and consents, financial accounting and reporting consultation, and costs in our fiscal year ended March 31, 2008 preparing the 2008 audit requirement for compliance with Section 404 of the Sarbanes-Oxley Act and financial testing. Audit fees paid during the fiscal year ended March 31, 2009 consisted of $68,000 of additional costs related to the fiscal 2008 audit, $69,000 related to the quarters ended June 30, 2008 and September 30, 2008 and $16,000 related to transaction costs to the new independent registered public accounting firm.

(3)	Includes fees and out-of-pocket expenses for tax compliance, tax planning and advice.

All work performed by the Deloitte Entities and Baker Tilly Virchow Krause as described above has been approved by the Audit Committee prior to the Deloitte Entities’ and Baker Tilly Virchow Krause’s engagements to perform such service. The Audit Committee pre-approves on an annual basis the audit, audit-related, tax and other services to be rendered by the Deloitte Entities and Baker Tilly Virchow Krause based on historical information and anticipated requirements for the following fiscal year. To the extent that our management believes that a new service or the expansion of a current service provided by Baker Tilly Virchow Krause is necessary, such new or expanded service is presented to the Audit Committee or one of its members for review and approval.
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

IMMTECH PHARMACEUTICALS, INC.
Date: July 14, 2009	By:	/s/ Eric L. Sorkin
Eric L. Sorkin
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Eric L. Sorkin	July 14, 2009
Eric L. Sorkin Chief Executive Officer and President (Principal Executive Officer)

/s/ Gary C. Parks	July 14, 2009
Gary C. Parks Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Cecilia Chan	July 14, 2009
Cecilia Chan Vice Chairman and Director

/s/ David Fleet	July 14, 2009
David Fleet Director

/s/ Judy Lau	July 14, 2009
Judy Lau Director

/s/ Levi H.K. Lee, MD	July 14, 2009
Levi H.K. Lee, MD Director

/s/ Donald F. Sinex	July 14, 2009
Donald F. Sinex Director

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Financial Statements as of
March 31, 2008 and 2009, for the Years
Ended March 31, 2007, 2008 and 2009 and
for the Period October 15, 1984 (Date of
Inception) to March 31, 2009 (Unaudited)
and Report of Independent Registered
Public Accounting Firm

F-i

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 AND 2009, FOR THE YEARS ENDED MARCH 31, 2007, 2008 AND 2009, AND FOR THE PERIOD FROM OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2009 (UNAUDITED):

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-6-9

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-11-40

F-ii

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Immtech Pharmaceuticals, Inc.:
(New York, NY)
We have audited the accompanying consolidated balance sheet of Immtech Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) (the “Company”) as of March 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements, for the year ended March 31, 2009, have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and commercializing drugs for infectious diseases. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and cash position raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
July 13, 2009

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Immtech Pharmaceuticals, Inc.:
(New York, NY)
We have audited the accompanying consolidated balance sheets of Immtech Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
June 16, 2008

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2009

ASSETS	2008	2009
CURRENT ASSETS:
Cash and cash equivalents	$5,996,157	$1,766,212
Restricted funds on deposit	3,776,253	2,007
Advances to Gold Avenue		39,217
Other receivables	54,205
Other current assets	253,014	83,244

Total current assets	10,079,629	1,890,680

PROPERTY AND EQUIPMENT — Net	89,519	49,817

PREPAID RENT	3,234,314

INVESTMENT IN GOLD AVENUE		500,000

OTHER ASSETS	34,142	47,731

TOTAL ASSETS	$13,437,604	$2,488,228

See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2009
CURRENT LIABILITIES:
Accounts payable	$2,938,511	$612,443
Accrued expenses	499,770	427,545
Deferred revenue	2,399,676

Total current liabilities	5,837,957	1,039,988

Total liabilities	5,837,957	1,039,988

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, 3,913,000 shares authorized and unissued as of March 31, 2008 and 2009

Series A convertible preferred stock, par value $0.01 per share, stated value $25 per share, 320,000 shares authorized, 50,500 and 32,500 shares issued and outstanding as of March 31, 2008 and 2009, respectively; aggregate liquidation preference of $1,296,831 and $834,404 as of March 31, 2008 and 2009, respectively	1,296,831	834,404

Series B convertible preferred stock, par value $0.01 per share, stated value $25 per share, 240,000 shares authorized, 11,464 and 9,464 shares issued and outstanding as of March 31, 2008 and 2009, respectively; aggregated liquidation preference of $296,780 and $244,785 as of March 31, 2008 and 2009, respectively	296,780	244,785

Series C convertible preferred stock, par value $0.01 per share, stated value $25 per share, 160,000 shares authorized, 45,536 shares issued and outstanding as of March 31, 2008, and 2009; aggregate liquidation preference of $1,180,345 as of March 31, 2008 and 2009	1,180,345	1,180,345

Series D convertible preferred stock, par value $0.01 per share, stated value $25 per share, 200,000 shares authorized, 115,200 and 109,200 shares issued and outstanding as of March 31, 2008 and 2009, respectively; aggregate liquidation preference of $2,959,533 and $2,805,391 as of March 31, 2008 and 2009, respectively	2,959,533	2,805,391

Series E convertible preferred stock, par value $0.01 per share, stated value $25 per share, 167,000 shares authorized, 98,600 shares issued and outstanding as of March 31, 2008; aggregate liquidation preference of $2,533,107 as of March 31, 2008	2,533,107

Common stock, par value $0.01 per share, 100,000,000 shares authorized, 15,597,768 and 17,010,422 shares issued and outstanding as of March 31, 2008 and 2009, respectively	155,978	170,104

Additional paid-in capital	110,743,899	114,724,025

Deficit accumulated during the developmental stage	(111,566,826)	(118,510,814)

Total stockholders’ equity	7,599,647	1,448,240

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,437,604	$2,488,228

See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2007, 2008 AND 2009 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

				October 15,
				1984
				(Inception)
	Years Ended March 31,			to March 31,
	2007	2008	2009	2009
REVENUES	$4,318,013	$9,717,243	$2,382,851	$37,182,847

EXPENSES:
Research and development	8,760,379	11,569,785	3,524,312	75,208,030
General and administrative	9,094,557	9,099,955	4,204,660	77,281,972
Asset impairment charge			1,196,851	1,196,851
Other (see note 9)	(1,874,454)			(1,874,454)
Equity in loss of joint venture				135,002

Total expenses	15,980,482	20,669,740	8,925,823	151,947,401

LOSS FROM OPERATIONS	(11,662,469)	(10,952,497)	(6,542,972)	(114,764,554)

OTHER INCOME (EXPENSE):
Interest income	529,844	439,545	41,069	1,954,645
Interest expense				(1,129,502)
Loss on sales of investment securities — net				(2,942)
Cancelled offering costs				(584,707)
Gain on extinguishment of debt				1,427,765

Other income (expense) — net	529,844	439,545	41,069	1,665,259

NET LOSS	(11,132,625)	(10,512,952)	(6,501,903)	(113,099,295)

CONVERTIBLE PREFERRED STOCK DIVIDENDS AND CONVERTIBLE PREFERRED STOCK PREMIUM DEEMED DIVIDENDS	(550,574)	(528,587)	(442,085)	(7,781,418)

REDEEMABLE PREFERRED STOCK CONVERSION, PREMIUM AMORTIZATION AND DIVIDENDS				2,369,899

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,683,199)	$(11,041,539)	$(6,943,988)	$(118,510,814)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss	$(0.78)	$(0.68)	$(0.39)
Convertible preferred stock dividends and convertible preferred stock premium deemed dividends	(0.04)	(0.03)	(0.03)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.82)	$(0.71)	$(0.42)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	14,207,048	15,477,463	16,327,318
See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2007, 2008 AND 2009 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

														Deficit	Accumulated	Total
	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible		Common			Accumulated	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Additional	During the	Comprehensive	Equity
	Issued and		Issued and		Issued and		Issued and		Issued and		Issued and		Paid-in	Development	Income	(Deficiency in
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage	(Loss)	Assets)
October 15, 1984 (Inception)
Issuance of common stock to founders											113,243	$1,132	$24,868			$26,000

Balance, March 31, 1985											113,243	1,132	24,868			26,000
Issuance of common stock											85,368	854	269,486			270,340
Net loss														$(209,569)		(209,569)

Balance, March 31, 1986											198,611	1,986	294,354	(209,569)		86,771
Issuance of common stock											42,901	429	285,987			286,416
Net loss														(47,486)		(47,486)

Balance, March 31, 1987											241,512	2,415	580,341	(257,055)		325,701
Issuance of common stock											4,210	42	28,959			29,001
Net loss														(294,416)		(294,416)

Balance, March 31, 1988											245,722	2,457	609,300	(551,471)		60,286
Issuance of common stock											62,792	628	569,372			570,000
Provision for compensation													489,975			489,975
Net loss														(986,746)		(986,746)

Balance, March 31, 1989											308,514	3,085	1,668,647	(1,538,217)		133,515
Issuance of common stock											16,478	165	171,059			171,224
Provision for compensation													320,980			320,980
Net loss														(850,935)		(850,935)

Balance, March 31, 1990											324,992	3,250	2,160,686	(2,389,152)		(225,216)
Issuance of common stock											218	2	1,183			1,185
Provision for compensation													6,400			6,400
Net loss														(163,693)		(163,693)

Balance, March 31, 1991											325,210	3,252	2,168,269	(2,552,845)		(381,324)
Issuance of common stock											18,119	181	85,774			85,955
Provision for compensation													864,496			864,496
Issuance of stock options in exchange for cancellation of indebtedness													57,917			57,917
Net loss														(1,479,782)		(1,479,782)

Balance, March 31, 1992											343,329	3,433	3,176,456	(4,032,627)		(852,738)
Issuance of common stock											195,790	1,958	66,839			68,797
Provision for compensation													191,502			191,502
Net loss														(1,220,079)		(1,220,079)

Balance, March 31, 1993											539,119	5,391	3,434,797	(5,252,706)		(1,812,518)
Issuance of common stock											107,262	1,073	40,602			41,675
Provision for compensation													43,505			43,505
Net loss														(2,246,426)		(2,246,426)

Balance, March 31, 1994											646,381	6,464	3,518,904	(7,499,132)		(3,973,764)
Net loss														(1,661,677)		(1,661,677)

Balance, March 31, 1995											646,381	6,464	3,518,904	(9,160,809)		(5,635,441)
Issuance of common stock for compensation											16,131	161	7,339			7,500
Net loss														(1,005,962)		(1,005,962)

														Deficit	Accumulated	Total
	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible		Common			Accumulated	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Additional	During the	Comprehensive	Equity
	Issued and		Issued and		Issued and		Issued and		Issued and		Issued and		Paid-in	Development	Income	(Deficiency in
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage	(Loss)	Assets)
Balance, March 31, 1996											662,512	6,625	3,526,243	(10,166,771)		(6,633,903)
Issuance of common stock											12,986	130	5,908			6,038
Provision for compensation — employees													45,086			45,086
Provision for compensation — nonemployees													62,343			62,343
Issuance of warrants to purchase common stock													80,834			80,834
Net loss														(1,618,543)		(1,618,543)

Balance, March 31, 1997											675,498	6,755	3,720,414	(11,785,314)		(8,058,145)
Exercise of options											68,167	682	28,862			29,544
Provision for compensation — employees													50,680			50,680
Provision for compensation — nonemployees													201,696			201,696
Contributed capital — common stockholders													231,734			231,734
Net loss														(1,477,132)		(1,477,132)

Balance, March 31, 1998											743,665	7,437	4,233,386	(13,262,446)		(9,021,623)
Issuance of common stock under private placement offering											575,000	5,750	824,907			830,657
Exercise of options											40,650	406	12,944			13,350
Provision for compensation — nonemployees													2,426,000			2,426,000
Issuance of common stock to Criticare											86,207	862	133,621			134,483
Conversion of Criticare debt to common stock											180,756	1,808	856,485			858,293
Conversion of debt to common stock											424,222	4,242	657,555			661,797
Conversion of redeemable preferred stock to common stock											1,195,017	11,950	1,852,300	3,713,334		5,577,584
Net loss														(1,929,003)		(1,929,003)

Balance, March 31, 1999											3,245,517	32,455	10,997,198	(11,478,115)		(448,462)

Comprehensive loss:
Net loss														(11,433,926)		(11,433,926)
Other comprehensive loss:
Unrealized loss on investment securities available for sale															$(1,178)	(1,178)

Comprehensive loss																(11,435,104)
Issuance of common stock under initial public offering, less offering costs of $513,000											1,150,000	11,500	9,161,110			9,172,610
Exercise of options and warrants											247,420	2,474	424,348			426,822
Provision for compensation — nonemployees													509,838			509,838
Issuance of common stock for compensation — nonemployees											611,250	6,113	6,106,387			6,112,500
Issuance of common stock for accrued interest											28,147	281	281,189			281,470

Balance, March 31, 2000											5,282,334	52,823	27,480,070	(22,912,041)	(1,178)	4,619,674

Comprehensive loss:
Net loss														(9,863,284)		(9,863,284)
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale															(1,764)	(1,764)
Reclassification adjustment for loss included in net loss															2,942	2,942

Comprehensive loss																(9,862,106)
Issuance of common stock under private placement offering											584,250	5,843	4,299,806			4,305,649
Exercise of options											88,661	886	41,922			42,808
Provision for compensation — nonemployees													1,739,294			1,739,294
Contributed capital — common stockholder													13,825			13,825

														Deficit	Accumulated	Total
	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible		Common			Accumulated	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Additional	During the	Comprehensive	Equity
	Issued and		Issued and		Issued and		Issued and		Issued and		Issued and		Paid-in	Development	Income	(Deficiency in
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage	(Loss)	Assets)
Balance, March 31, 2001											5,955,245	59,552	33,574,917	(32,775,325)		859,144
Net loss														(3,323,110)		(3,323,110)
Issuance of Series A convertible preferred stock under private placement offerings, less cash offering costs of $153,985	160,100	$4,002,500											754,550	(908,535)		3,848,515
Issuance of common stock as offering costs under private placement offerings											60,000	600	(600)
Accrual of preferred stock dividends		29,400												(29,400)
Exercise of options											51,214	512	18,972			19,484
Provision for compensation — nonemployees													332,005			332,005

Balance, March 31, 2002	160,100	4,031,900									6,066,459	60,664	34,679,844	(37,036,370)		1,736,038
Net loss														(4,679,069)		(4,679,069)
Issuance of Series B convertible preferred stock under private placement offerings, less cash offering costs of $58,792			76,725	$1,918,125									90,640	(149,432)		1,859,333
Issuance of common stock for services provided in connection with private placement offerings											290,000	2,900	942,200			945,100
Conversion of convertible preferred stock to common stock	(17,300)	(437,396)	(20,000)	(515,671)							228,448	2,285	950,758			(24)
Accrual of preferred stock dividends		226,210		76,227										(302,437)
Payment of preferred stock dividends		(152,709)		(8,714)							45,529	456	160,657			(310)
Issuance of common stock for land-use rights acquisition											1,260,000	12,600	2,986,200			2,998,800
Issuance of common stock and warrants for services											8,333	83	89,042			89,125
Exercise of options											217	2	126			128
Provision for compensation — nonemployees													243,150			243,150

Balance, March 31, 2003	142,800	3,668,005	56,725	1,469,967							7,898,986	78,990	40,142,617	(42,167,308)		3,192,271
Net loss														(12,845,813)		(12,845,813)
Issuance of Series C convertible preferred stock under private placement offerings, less offering costs of $1,685,365 (including cash of $289,000)					125,352	3,133,800							(565,088)	(1,120,277)		1,448,435
Issuance of Series D convertible preferred stock under private placement offerings, less cash offering costs of $428,919							200,000	5,000,000					1,544,368	(1,973,287)		4,571,081
Issuance of common stock for services provided in connection with private placement offerings											220,000	2,200	1,394,800			1,397,000
Conversion of convertible preferred stock to common stock	(62,000)	(1,566,440)	(36,800)	(939,231)	(53,048)	(1,344,792)					887,817	8,878	3,841,327			(258)
Accrual of preferred stock dividends		147,311		53,533		175,157		56,712						(432,713)
Payment of preferred stock dividends		(173,626)		(68,176)		(89,979)					44,398	443	330,197			(1,141)
Exercise of warrants											559,350	5,594	4,468,572			4,474,166
Issuance of common stock and warrants for services — nonemployees											201,667	2,017	7,231,835			7,233,852
Exercise of options											23,068	231	10,361			10,592
Provision for compensation — nonemployees													267,500			267,500
Balance, March 31, 2004	80,800	2,075,250	19,925	516,093	72,304	1,874,186	200,000	5,056,712			9,835,286	98,353	58,666,489	(58,539,398)		9,747,685
Net loss														(13,433,164)		(13,433,164)
Conversion of convertible preferred stock to common stock	(20,400)	(521,960)			(11,852)	(301,463)	(39,720)	(1,016,645)			295,813	2,959	1,837,011			(98)
Accrual of preferred stock dividends		112,758		39,849		130,988		296,220						(579,816)
Payment of preferred stock dividend		(114,883)		(39,849)		(136,735)		(218,630)			42,878	429	507,934			(1,734)
Exercise of warrants											235,390	2,354	1,893,482			1,895,836
Extension of warrants													4,841,245			4,841,245
Issuance of common stock for secondary offering, less offering costs of $337,803											899,999	8,999	8,324,687			8,333,687
Exercise of options											23,000	230	21,870			22,100
Provision for compensation — nonemployees													335,412			335,412

														Deficit	Accumulated	Total
	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series E Convertible		Common			Accumulated	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Additional	During the	Comprehensive	Equity
	Issued and		Issued and		Issued and		Issued and		Issued and		Issued and		Paid-in	Development	Income	(Deficiency in
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Stage	(Loss)	Assets)
Balance, March 31, 2005	60,400	1,551,165	19,925	516,093	60,452	1,566,976	160,280	4,117,657			11,332,366	113,324	76,428,132	(72,552,378)		11,740,969
Net loss														(15,525,435)		(15,525,435)
Conversion of convertible preferred stock to common stock	(2,000)	(51,068)	(6,461)	(163,249)	(14,916)	(375,903)	(43,080)	(1,095,429)	(4,000)	(101,611)	272,428	2,724	1,784,435			(101)
Accrual of preferred stock dividends		88,784		34,423		96,222		196,707		62,139				(478,275)
Payment of preferred stock dividend		(89,096)		(38,646)		(106,950)		(208,021)			37,812	378	441,187			(1,148)
Exercise of warrants											60,000	600	429,950			430,550
Repricing of warrants													125,042			125,042
Issuance of Series E convertible preferred stock under private placement offerings, less cash offering costs of $53,930									160,600	4,015,000			232,070	(286,000)		3,961,070
Issuance of common stock for secondary offering, less offering costs of $166,554											2,000,000	20,000	14,693,373			14,713,373
Issuance of common stock for services — nonemployees											2,000	20	25,800			25,820
Exercise of options											53,900	539	79,563			80,102
Provision for compensation — nonemployees													52,683			52,683
Balance, March 31, 2006	58,400	1,499,785	13,464	348,621	45,536	1,180,345	117,200	3,010,914	156,600	3,975,528	13,758,506	137,585	94,292,235	(88,842,088)		15,602,925
Net loss														(11,132,625)		(11,132,625)
Conversion of convertible preferred stock to common stock	(2,900)	(73,480)							(46,400)	(1,163,731)	181,812	1,818	1,235,370			(23)
Accrual of preferred stock dividends		84,773		26,928		91,072		175,800		172,001				(550,574)
Payment of preferred stock dividends		(85,795)		(26,928)		(91,072)		(175,800)		(152,682)	84,318	843	530,679			(755)
Exercise of warrants											150,500	1,505	901,435			902,940
Issuance of common stock for secondary offering, less cash offering costs of $635,574											1,000,000	10,000	6,104,426			6,114,426
Exercise of options											68,085	681	17,163			17,844
Stock based compensation											90,000	900	2,950,543			2,951,443
Balance, March 31, 2007	55,500	1,425,283	13,464	348,621	45,536	1,180,345	117,200	3,010,914	110,200	2,831,116	15,333,221	153,332	106,031,851	(100,525,287)		$14,456,175
Net loss														(10,512,952)		(10,512,952)
Conversion of convertible preferred stock to Common stock	(5,000)	(126,759)	(2,000)	(50,460)			(2,000)	(50,773)	(11,600)	(292,890)	88,615	886	519,965			(31)
Accrual of preferred stock dividends		80,804		25,547		91,072		173,688		157,476				(528,587)
Payment of preferred stock dividends		(82,497)		(26,928)		(91,072)		(174,296)		(162,595)	74,394	744	535,692			(952)
Exercise of warrants											78,312	783	482,328			483,111
Extension of warrants													440,422			440,422
Exercise of options											23,226	233	2,246			2,479
Stock based compensation													2,731,395			2,731,395
Balance, March 31, 2008	50,500	1,296,831	11,464	296,780	45,536	1,180,345	115,200	2,959,533	98,600	2,533,107	15,597,768	155,978	110,743,899	(111,566,826)		7,599,647
Net loss														(6,501,903)		(6,501,903)
Conversion of convertible preferred stock to Common stock	(18,000)	(456,378)	(2,000)	(50,800)			(6,000)	(153,649)	(98,600)	(2,488,706)	654,888	6,549	3,142,828	153		(1)
Accrual of preferred stock dividends		56,165		19,728		91,072		172,307		102,968				(442,240)
Payment of preferred stock dividends		(62,214)		(20,923)		(91,072)		(172,800)		(147,369)	752,835	7,528	486,762			(88)
Exercise of options											4,931	49	(49)
Stock based compensation													350,585			350,585
Balance, March 31, 2009	32,500	$834,404	9,464	$244,785	45,536	$1,180,345	109,200	$2,805,391	0	$0	17,010,422	$170,104	$114,724,025	$(118,510,814)		$1,448,240
See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2007, 2008 AND 2009 AND THE PERIOD
OCTOBER 15, 1984 (DATE OF INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

				October 15,
				1984
				(Inception)
	Years Ended March 31,			to March 31,
	2007	2008	2009	2009
OPERATING ACTIVITIES:
Net loss	$(11,132,625)	$(10,512,952)	$(6,501,903)	$(113,099,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation recorded related to issuance of common stock, common stock options and warrants	2,951,443	3,171,817	350,585	34,215,372
Depreciation and amortization of property and equipment	152,274	144,543	85,420	1,418,657
Deferred rental obligation
(Gain)/Loss on disposal of fixed assets	5,982		(14,445)	(8,463)
Equity in loss of joint venture				135,002
Asset impairment charge			1,196,851	1,196,851
Loss on sales of investment securities — net				2,942
Amortization of debt discounts and issuance costs				134,503
Gain on extinguishment of debt				(1,427,765)
Changes in assets and liabilities:
Other receivables		(54,205)	14,988	(39,217)
Other current assets	94,432	(154,387)	169,770	(83,244)
Other assets	121,864	(18,665)	(13,589)	(47,731)
Accounts payable	256,430	353,116	(2,326,068)	939,978
Accrued expenses	149,176	123,845	(72,225)	1,090,558
Deferred revenue	1,330,894	673,003	(2,399,676)	—

Net cash used in operating activities	(6,070,130)	(6,273,885)	(9,510,292)	(75,571,852)

INVESTING ACTIVITIES:
Purchase of property and equipment	(51,794)	(18,873)	(8,255)	(1,644,377)
Proceeds from sale of property and equipment			14,445	14,445
Restricted funds on deposit	(2,588,580)	(657,487)	3,774,246	(2,007)
Investment in Gold Avenue			(500,000)	(500,000)
Advances to NextEra				(135,002)
Proceeds from maturities of investments				1,800,527
Purchases of investment securities				(1,803,469)
Proceeds from sale of land use rights			2,000,000	2,000,000

Net cash provided by (used in) investing activities	(2,640,374)	(676,360)	5,280,436	(269,883)

FINANCING ACTIVITIES:
Net advances from stockholders and affiliates				985,172
Proceeds from issuance of notes payable				2,645,194
Principal payments on notes payable				(218,119)
Payments for debt issuance costs				(53,669)
Payments for extinguishment of debt				(203,450)
Net proceeds from issuance of redeemable preferred stock				3,330,000
Net proceeds from issuance of convertible preferred stock and warrants				17,085,434
Payments for convertible preferred stock dividends and for fractional shares of common stock resulting from the conversions of convertible preferred stock	(778)	(983)	(89)	(6,664)
Net proceeds from issuance of common stock	7,035,210	485,590		53,798,490
Additional capital contributed by stockholders				245,559

Net cash provided by financing activities	7,034,432	484,607	(89)	77,607,947

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,676,072)	(6,465,638)	(4,229,945)	1,766,212
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	14,137,867	12,461,795	5,996,157

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$12,461,795	$5,996,157	$1,766,212	$1,766,212

SUPPLEMENTAL CASH FLOW INFORMATION (See Note 10)
See notes to consolidated financial statements.

IMMTECH PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED MARCH 31, 2007, 2008 AND 2009.
1.	COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — Immtech Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) is focused on global opportunities in the healthcare sector and other opportunities in China, including in the mining industry. Immtech aims to apply its established expertise and other assets in both new drug sales and enhanced healthcare-related services, including research and information-providing services, for developed and developing countries.
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
The Company does not have any products currently available for sale, and no products are expected to be commercially available for sale until after March 31, 2010, if at all.
Going Concern Presentation and Related Risks and Uncertainties — The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since inception, the Company has incurred accumulated net losses of approximately $113,099,000. Management expects the Company will continue to incur significant losses during the next several years as the Company continues development activities, clinical trials and commercialization efforts. In addition, the Company has various research and development agreements with third parties and is dependent upon such parties’ abilities to perform under these agreements. There can be no assurance that the Company’s activities will lead to the development of commercially viable products. The Company’s operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company believes it will require substantial additional funds to commercialize its drug candidates. The Company’s cash requirements may vary materially from those now planned when and if the following become known: formation and development of relationships with strategic partners, changes in the focus and direction of development programs, results of research and development efforts, results of clinical testing, responses to grant requests, competitive and technological advances, requirements in the regulatory process and other factors. Changes in circumstances in any of our global business initiatives may require the Company to allocate substantially more funds than are currently available or than management intends to raise.
The Company believes its existing unrestricted cash and cash equivalents will allow the Company to operate into the third quarter of 2009. We are currently considering financing alternatives. The decision to terminate the pafuramidine development program has significantly depressed the Company’s stock price and impaired its ability to raise additional funds. The Company is continually evaluating its strategic alternatives with respect to all aspects of the business. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of amounts on deposit at a bank, stated at cost, which approximate fair value.
Restricted Funds on Deposit — Restricted funds on deposit consist of cash in an account on deposit at a bank which is restricted for use in accordance with a clinical research subcontract agreement with UNC-CH.
Concentration of Credit Risk — The Company maintains its cash in commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits.
Investment in Gold Avenue — The Company accounts for its investment in Gold Avenue Limited (“Gold Avenue”) on the cost method. As of March 31, 2009 the Company owned approximately 11% of the issued and outstanding ordinary shares of Gold Avenue capital stock. Management believes that investment does not have readily determinable fair value and cost of the investment approximates the net realizable value at March 31, 2009. The cost method of accounting is used because the Company does not have the ability to exercise significant influence over Gold Avenue. Under the cost method, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. During the year ended March 31, 2009, the Company did not recognize any losses due to other-than-temporary declines of value and there were no distributions.
Investment in NextEra — The Company accounts for its investment in NextEra Therapeutics, Inc. (“NextEra”) on the equity method. As of March 31, 2008 and 2009, according to NextEra’s disclosure, the Company owned approximately 28% of the issued and outstanding shares of NextEra common stock. The Company has recognized an equity loss in NextEra to the extent of the basis of its investment, and the investment balance is zero as of March 31, 2008 and 2009. Recognition of any investment income on the equity method by the Company for its investment in NextEra will occur only after NextEra has earnings in excess of previously unrecognized equity losses. The Company does not provide, and has not provided, any financial guarantees to NextEra.
Property and Equipment — Property and equipment are recorded at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the life of the related lease or their useful life.
Prepaid Rent — Prepaid rent related to land use rights that the Company recorded at cost and amortized using the straight line method over the estimated useful life of fifty years. The land use rights were sold January 12, 2009.
During the second quarter of fiscal year 2009, the Company recorded a non-cash asset impairment charge related to the land use rights in Shenzhen, China in the amount of $693,073. In the third quarter of fiscal year 2009, an additional non-cash asset impairment charge of $503,778 was recorded. The changes result from the volatility and disruption of the capital and credit markets, adverse changes in the global economy, and the fourth quarter sale of Immtech Life Science Limited for $2,000,000 which included the land use rights.
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

Revenue Recognition — Grants to perform research are the Company’s primary source of revenue and are generally granted to support research and development activities for specific projects or drug candidates. Revenue related to grants to perform research and development is recognized as earned based on the performance requirements of the specific grant. Upfront cash payments from research and development grants are reported as deferred revenue until such time as the research and development activities covered by the grant are performed.
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
Net Income (Loss) Per Share — Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.” Basic net income (loss) and diluted net income (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, when applicable, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares based on the treasury stock method. Diluted net loss per share was the same as the basic net loss per share for the years ended March 31, 2007, 2008 and 2009, as the exercise or conversion of the Company’s outstanding common stock options, warrants and the conversion features of Series A, B, C, D and E Convertible Preferred Stock would not have a dilutive effect on earnings per share.

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
Fair Value of Financial Instruments — The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, restricted funds on deposit, accounts payable and accrued expenses) approximates the fair value of such instruments as of March 31, 2008 and 2009 based on the short-term nature of the instruments.
Segment Reporting — The Company is a development stage pharmaceutical company that operates as one segment.
Comprehensive Loss — There were no differences between comprehensive loss and net loss for the years ended March 31, 2007, 2008, and 2009.
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
New Accounting Standards — In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States of America. This statement became effective during November 2008. The adoption of SFAS 162 had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for us in fiscal year 2010. The impact of SFAS 141(R) will depend on future acquisitions.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us in fiscal year 2010 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company does not expect the impact of adoption to be material.
In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 establishes the irrevocable option to elect to carry certain financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 has been effective for us in fiscal year 2009. The Company has assessed the standard and did not elect the fair value option.
In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 has been effective for us in fiscal year 2009. The impact of adoption was insignificant.
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

Contemporaneously with the completion of the Recapitalization, the Company issued and sold 575,000 shares of common stock at $1.74 per share, or $1,000,000 in the aggregate, to certain accredited investors pursuant to private placements. The placement agent, New China Hong Kong Securities Limited (“NCHK”), received $50,000 and warrants to purchase 75,000 shares of the Company’s common stock at $0.10 per share for services and expense reimbursed. RADE Management Corporation (“RADE”) received warrants to purchase 225,000 shares of the Company’s common stock at $0.10 per share, which was subsequently amended on April 22, 1999 to increase the exercise price from $0.10 per share to $6.47 per share, for RADE’s services in the Recapitalization. RADE subleases an office facility to the Company for which the Company pays rent directly to RADE’s landlord on RADE’s behalf (see Note 8). During the years ended March 31, 2007, 2008, and 2009, the Company paid approximately $122,000, $134,000 and $169,000 respectively, for the use of the office facility.
On April 26, 1999, the Company issued 1,150,000 shares of common stock in an initial public stock offering resulting in net proceeds of approximately $9,173,000. Costs incurred of approximately $513,000 and warrants to purchase 100,000 shares of common stock issued to the underwriters for their services in the initial public offering were netted from the proceeds of the offering.
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
In December 2005, the Company completed private placement offerings which raised approximately $3,340,000 of additional equity capital (net of approximately $54,000 of cash offering costs) through the issuance of 133,600 shares of Series E Convertible Preferred Stock and warrants to purchase 83,500 shares of the Company’s common stock at an exercise price of $10.00 per share. The warrants expired December 13, 2008 (see Note 7). Additionally, the Series E Convertible Preferred Stock was converted to common on the same date (see Note 7).
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
In February 2007, the Company completed a secondary public offering of its common stock which raised approximately $6,750,000 of additional equity (net of approximately $636,000 of cash offering costs) through the issuance of 1,000,000 shares of the Company’s common stock which were sold to the public at $6.75 per share (see Note 7).
3.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of March 31, 2008 and 2009:

	2008	2009
Research and laboratory equipment	$451,441	$152,027
Furniture and office equipment	344,333	311,097
Leasehold improvements	42,359	46,654

Property and equipment — at cost	838,133	509,778
Less accumulated depreciation	748,614	459,961

Property and equipment — net	$89,519	$49,817

4.	PREPAID RENT
Through Immtech Pharmaceuticals, Inc.’s wholly owned subsidiary, Super Insight Limited (“Super Insight”), and its wholly owned subsidiary, Immtech Life Science Limited (“Immtech Life Science”), Immtech Life Science had acquired land-use rights through May 2051 for two floors of a building located in the Futian Bonded Zone, Shenzhen, in China. Immtech Life Science and the land-use rights were sold January 12, 2009 for $2,000,000 after approximately $1,197,000 in asset impairment charges were taken during the fiscal year ended March 31, 2009.

Prepaid rent consists of the following as of March 31, 2008:

2008
Prepaid rent	$3,558,994

Less amortization	(324,680)

Prepaid rent — net	$3,234,314

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of March 31, 2008 and 2009, consist of:

	2008	2009
Accrued research and development	$20,817	$25,000
Accrued general and administrative	20,000	81,303
Accrued litigation settlement	362,000	242,000
Accrued patents	40,000	25,000
Accrued compensation	35,457	33,392
Other	21,496	20,850

	$499,770	$427,545

6.	INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally. Periods subject to examination for the Company’s federal tax return are the 1993 through 2008 tax years. In addition, open tax years related to state jurisdictions remain subject to examination but are not considered material.
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on April 1, 2007. The adoption of FIN 48 did not have an impact. At the adoption date and as of March 31, 2008 and 2009, the Company did not have a liability for uncertain tax benefits. The Company does not presently expect any reasonably possible material change to the estimated amount of liability associated with its uncertain tax positions during the next twelve months. Additionally, there was no interest or penalties related to income taxes accrued or recognized for open tax years.

The Company has no significant deferred income tax liabilities. Significant components of the Company’s deferred income tax assets are as follows:

	March 31,
	2008	2009
Deferred income tax assets:
Federal net operating loss carryforwards	$31,237,000	$32,400,000
State net operating loss carryforwards	4,146,000	4,461,000
Federal income tax credit carryforwards	2,422,000	2,377,000
Foreign net operating loss carryforwards	—	217,000
Deferred revenue	816,000	—

Total deferred income tax assets	38,621,000	39,455,000

Valuation allowance	(38,621,000)	(39,455,000)

Net deferred income taxes recognized in the accompanying consolidated balance sheets	$0	$0

As of March 31, 2009, the Company has federal net operating losses carryforwards of approximately $95,293,000 and federal income tax credit carryforwards of approximately $2,377,000 which expire from 2010 through 2029. As of March 31, 2009, the Company also has state net operating losses (primarily Illinois) of approximately $92,946,000 which expire from 2010 to 2023 and foreign operating losses totaling approximately $1,685,000 which carryforward indefinitely.
A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

	Years Ended March 31,
	2007	2008	2009
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.8)	(4.8)	(4.8)
Benefit of federal and state net operating loss and tax credit carryforwards and other deferred income tax assets not recognized and other items	38.8	38.8	38.8

Effective income tax rate	0.0%	0.0%	0.0%

7.	STOCKHOLDERS’ EQUITY
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

Series A Convertible Preferred Stock — On February 14, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 320,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15, and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series A Convertible Preferred Stock in the accompanying consolidated balance sheets are $34,331 and $21,904 of accrued preferred stock dividends at March 31, 2008 and 2009, respectively. Each share of Series A Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price A”), subject to certain adjustments, as defined in the Series A Certificate of Designation. During the year ended March 31, 2002, the Company issued 160,100 shares of Series A Convertible Preferred Stock for net proceeds of $3,849,000 (less cash offering costs of approximately $154,000). On April 15, 2006, the Company issued 5,547 shares of common stock and paid $47 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the Company issued 7,929 shares of common stock and paid $84 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 6,308 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 5,106 shares of common stock and paid $109 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 40,686 shares of common stock and paid $15 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2008, the Company issued 48,777 shares of common stock and paid $4 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007, 2008 and 2009 certain preferred stockholders converted 2,900, 5,000 and 18,000 shares of Series A Convertible Preferred Stock, including accrued dividends, for 16,541, 28,784 and 108,153 shares of common stock, respectively.
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

Series B Convertible Preferred Stock — On September 25, 2002, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 240,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series B Convertible Preferred Stock in the accompanying consolidated balance sheets are $10,180 and $8,185 of accrued preferred stock dividends as of March 31, 2008 and 2009, respectively. Each share of Series B Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.00 conversion price (the “Conversion Price B”), subject to certain adjustments, as defined in the Series B Certificate of Designation. During the year ended March 31, 2003, the Company issued 76,725 shares of Series B Convertible Preferred Stock for net proceeds of $1,859,000 (net of cash offering costs of approximately $59,000). On April 15, 2006, the Company issued 1,703 shares of common stock and paid $31 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the Company issued 2,542 shares of common stock and paid $26 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 2,040 shares of common stock and paid $30 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 1,682 shares of common stock and paid $36 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 12,316 shares of common stock and paid $3 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2008, the Company issued 18,938 shares of common stock and paid $2 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007, 2008, and 2009 certain preferred stockholders converted 0, 2,000, and 2,000 shares of Series B Convertible Preferred stock, including accrued dividends, for 0, 12,574, and 13,129 shares of common stock, respectively.
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
Series C Convertible Preferred Stock — On June 6, 2003, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 160,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series C Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 8.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series C Convertible Preferred Stock in the accompanying consolidated balance sheets are $41,945 and $41,945 of accrued preferred stock dividends as of March 31, 2008 and 2009, respectively. Each share of Series C Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $4.42 conversion price (the “Conversion Price C”), subject to certain adjustments, as defined in the Series C Certificate of Designation. During the year ended March 31, 2004, the Company issued 125,352 shares of Series C Convertible Preferred Stock for net proceeds of $2,845,000 (net of approximately $289,000 of cash offering costs). Total cash and non-cash offering costs with respect to the issuance of the Series C Convertible Preferred Stock were approximately $1,685,000. The preferred shares issued have an embedded beneficial conversion feature based on the market value on the day of issuance and the price of conversion. The beneficial conversion was equal to approximately $1,120,000 and was accounted for as a deemed dividend during the year ended March 31, 2004. On April 15, 2006, the Company issued 5,761 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the company issued 8,602 shares of common stock and paid $62 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 6,900 shares of common stock and paid $99 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 5,694 shares of common stock and paid $75 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 48,919 shares of common stock and paid $14 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2008, the Company issued 91,126 shares of common stock and paid $7 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007, 2008, and 2009 no preferred stockholders converted shares of Series C Convertible Preferred Stock.

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
Series D Convertible Preferred Stock — On January 15, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 200,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrue at a rate of 6.0% per annum on the $25.00 stated value per share and are payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company has the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series D Convertible Preferred Stock in the accompanying consolidated balance sheets are $79,533 and $75,391 of accrued preferred stock dividends as of March 31, 2008 and 2009, respectively. Each share of Series D Convertible Preferred Stock may be converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $9.00 conversion price (the “Conversion Price D”), subject to certain adjustments, as defined in the Series D Certificate of Designation. During the year ended March 31, 2004, the Company issued 200,000 shares of Series D Convertible Preferred Stock for net proceeds of approximately $4,571,000 (net of approximately $429,000 of cash offering costs). On April 15, 2006, the company issued 11,134 shares of common stock and paid $79 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the Company issued 16,611 shares of common stock and paid $86 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 13,334 shares of common stock and paid $95 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 10,804 shares of common stock and paid $140 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 92,831 shares of common stock and paid $16 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2008, the Company issued 172,912 shares of common stock and paid $8 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007, 2008, and 2009 certain preferred stockholders converted 0, 2,000, and 6,000 shares of Series D Convertible Preferred Stock, including accrued dividends, for 0, 5,701, and 44,374 shares of common stock, respectively.

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
Series E Convertible Preferred Stock — On December 13, 2005, the Company completed a private placement of 133,600 shares its Series E Convertible Preferred Stock, $0.01 par value at $25.00 per share, which resulted in gross proceeds to the Company of approximately, $3,340,000, or $3,286,000 of additional equity capital (net of approximately $54,000 of cash offering costs). Each purchaser of the Series E Convertible Preferred Stock was granted (i) an option to purchase, at $25.00 per share, up to an additional 25% of the number of shares of Series E Stock purchased on December 13, 2005 (the option period terminated on March 10, 2006) and (ii) a warrant to purchase one share of common stock for each $40 of Series E Converitble Preferred Stock purchased on December 13, 2005. The Warrants were exercisable during the three-year period commencing on December 13, 2005, at an exercise price of $10.00, subject to adjustment for stock splits, dividends and similar events. On March 10, 2006, the Company completed a private placement of 27,000 shares of its Series E Convertible Preferred Stock at $25.00 per share, which resulted in gross proceeds to the Company of approximately $675,000 of additional equity capital as a result of Series E holders exercising their options.

On December 13, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 167,000 shares of the Company’s 5,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $25.00 per share. Dividends accrued at a rate of 6.0% per annum on the $25.00 stated value per share and were payable semi-annually on April 15 and October 15 of each year while the shares are outstanding. The Company had the option to pay the dividend either in cash or in equivalent shares of common stock, as defined. Included in the carrying value of the Series E Convertible Preferred Stock in the accompanying consolidated balance sheets are $68,107 of accrued preferred stock dividends as of March 31, 2008. Each share of Series E Convertible Preferred Stock could have been converted by the holder at any time into shares of common stock at a conversion rate determined by dividing the $25.00 stated value, plus any accrued and unpaid dividends (the “Liquidation Price”), by a $7.04 conversion price (the “Conversion Price E”), subject to certain adjustments, as defined in the Series E Certificate of Designation. On April 15, 2006, the Company issued 8,819 shares of common stock and paid $134 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2006, the Company issued 15,670 shares of common stock and paid $111 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2007, the Company issued 12,531 shares of common stock and paid $133 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2007, the Company issued 9,995 shares of common stock and paid $149 in lieu of fractional common shares as dividends on the preferred shares. On April 15, 2008, the Company issued 79,532 shares of common stock and paid $13 in lieu of fractional common shares as dividends on the preferred shares and on October 15, 2008, the Company issued 146,798 shares of common stock and paid $5 in lieu of fractional common shares as dividends on the preferred shares. During the years ended March 31, 2007 and 2008 certain preferred stockholders converted 46,400 and 11,600 shares of Series E Convertible Preferred Stock, including accrued dividends, for 165,271 and 41,604 shares of common stock, respectively.
During the nine month period ended December 31, 2008, certain preferred shareholders converted 4,400 shares of Series E Convertible Preferred Stock, including accrued dividends for 18,267 shares of common stock. On December 13, 2008, the Company’s board of directors approved the conversion of all outstanding Series E Convertible Preferred Stock into common stock and the Company sent a notice of redemption to all holders of Series E Convertible Preferred Stock to convert the remaining 94,200 shares of Series E Convertible Preferred Stock and any accrued and unpaid dividends into 470,965 shares of common stock plus cash for any fractional shares of common stock. As a result of this mandatory conversion as set forth in the Series E Convertible Preferred Certificate of Designation, there are no outstanding shares of Series E Convertible Preferred Stock at March 31, 2009.
The Company could have, at any time, required that any or all outstanding shares of Series E Convertible Preferred Stock be converted into shares of our common stock, provided that the shares of common stock into which the Series E Convertible Preferred Stock were convertible were registered pursuant to an effective registration statement, as defined. The number of shares of common stock received by the holders of the Series E Convertible Preferred Stock upon a mandatory conversion by us would have been determined by (i) dividing the Liquidation Price by the Conversion Price E provided that the closing bid price for the Company’s common stock exceeded $10.56 for 20 out of 30 consecutive trading days within 180 days prior to notice of conversion, as defined, or (ii) if the requirements of (i) were not met, the number of shares of common stock was determined by dividing 110% of the Liquidation Price by the Conversion Price E, which is what occurred with the December 13, 2008 conversion. The Conversion Price E was subject to certain adjustments, as defined in the Certificate of Designation.

The Series E Convertible Preferred Stock had a preference in liquidation equal to $25.00 per share, plus any accrued and unpaid dividends, over the common stock and was pari passu with all other outstanding series of preferred stock. Each issued and outstanding share of Series E Convertible Preferred Stock was entitled to 3.5511 votes (subject to adjustment) with respect to any and all matters presented to the Company’s stockholders for their action or consideration. Except as provided by law or by the provisions establishing any other series of preferred stock, Series E Convertible Preferred stockholders and holders of any other outstanding preferred stock voted together with the holders of common stock as a single class.
Common Stock — On May 26, 2006, restricted shares in the amount of 5,000 shares of common stock were issued and expensed with a grant date value of approximately $36,000 to Tulane University as part of the Tulane License Agreement granting to us an exclusive license to develop, manufacture and commercialize a group of four-aminoquinoline drugs for treatment, prophylaxis and diagnosis of infectious diseases.
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
Incentive Stock Programs — At the stockholders’ meeting held November 12, 2004, the stockholders approved the second amendment to the 2000 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance from 1,100,000 shares to 2,200,000 shares. At the stockholders’ meeting held November 29, 2007, the stockholders approved the 2007 Stock Incentive Plan which increased the number of shares of common stock reserved for issuance an additional 1,500,000 shares. Options granted under the 2000 and 2007 Stock Incentive Plan that expire are available to be reissued. During the year ended March 31, 2009, 161,500 options previously granted under the 2000 and 2007 Stock Incentive Plan expired and were available to be reissued.

The Company has granted options to purchase common stock to individuals who have contributed to the Company in various capacities. The options contain various provisions regarding vesting periods and expiration dates. The purchase price of shares must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. The options generally vest over periods ranging from zero to four years. As of March 31, 2009, there were a total of 1,754,774 shares available for grant.
During the year ended March 31, 2007, the Company issued options to purchase 76,000 shares of common stock to non-employees and recognized expense of approximately $315,000 related to such options and certain other options issued in prior years which vest over a one to four-year service period. During the year ended March 31, 2008, the Company issued options to purchase 10,000 shares of common stock to a non-employee and recognized expense of approximately $132,000 related to such option and certain other options issued in prior years which vest over a two or four-year service period. During the year ended March 31, 2009, the company did not issue any options to any non-employee. The expense was determined based on the estimated fair value of the options using the Black-Scholes option valuation model and assumptions regarding volatility of the Company’s common stock, risk-free interest rates, and life of the option of the Company’s common stock all at the date such options were issued. Additionally, the Company granted 5,000 restricted stock awards during the year ended March 31, 2007 and recognized expense of approximately $36,000.
During the year ended March 31, 2007, the Company issued options to purchase 345,000 shares of common stock to employees and directors which vest over two years and recognized expense of approximately $2,001,000 related to such options and certain other options issued in prior years which vest over a two to four-year service period. During the year ended March 31, 2008, the Company issued options to purchase 477,318 shares of common stock to employees and directors which vest over two years. During the year ended March 31, 2009, the company did not issue any options to employees and directors. The expense was determined based on the estimated fair value of the options using the Black-Scholes option valuation model.

The activity during the years ended March 31, 2007, 2008 and 2009 for the Company’s stock options is summarized as follows:

				Weighted
				Average
				Remaining
	Number of	Stock Options	Weighted Average	Contractual
	Shares	Price Range	Exercise Price	Life-Years
Outstanding as of March 31, 2006	1,554,380	$0.34 – 21.66	$9.25	5.75
Granted	421,000	5.60 – 7.35	5.97
Exercised	(87,605)	0.46 – 4.75	2.05
Expired	(87,166)	4.75 – 12.33	5.27

Outstanding as of March 31, 2007	1,800,609	0.34 – 21.66	8.92	6.90
Granted	487,318	6.35 – 7.45	6.57
Exercised	(23,226)	0.46 – 2.55	0.94
Expired	(166,588)	0.46 – 14.29	7.97

Outstanding as of March 31, 2008	2,098,113	0.46 – 21.66	8.53	6.94
Granted	—
Exercised	(11,387)	0.46	0.46
Expired	(216,990)	1.74 – 21.66	7.74

Outstanding as of March 31, 2009	1,869,736	$2.55 – 21.66	$8.68	6.09

Exercisable as of March 31, 2007	1,307,610	$0.34 – 21.66	$9.76	6.19
Exercisable as of March 31, 2008	1,666,259	$0.46 – 21.66	$9.10	6.32
Exercisable as of March 31, 2009	1,771,754	$2.55 – 21.66	$8.80	5.95
All options exercised during the year ended March 31, 2009 were cashless.
On April 1, 2006, the Company adopted the provisions of SFAS No. 123, “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to April 1, 2006 are charged to expense under the prior rules, and awards issued after that date are charged to expense under the revised rules. Total non-cash compensation expense charged against income for the year ended March 31, 2009 for share-based plans totaled approximately $351,000. This aforementioned cost includes a credit of approximately $609,000 due to the change in forfeiture rate reported in the three months ended June 30, 2008.

The weighted-average grant-date fair value of options granted during the years ended March 31, 2007, 2008 and 2009 was $5.97, $6.57 and $0, respectively. The intrinsic value of options exercised during the years ended March 31, 2007, 2008 and 2009 was approximately $488,000, $165,000 and $7,000, respectively. The intrinsic value of stock options vested during the years ended March 31, 2007, 2008 and 2009 was approximately $1,038,000, $4,000 and $0, respectively. The intrinsic value of stock options outstanding during the years ended March 31, 2007, 2008 and 2009 was approximately $1,043,000, $4,000 and $0, respectively. As of the year ended March 31, 2009, there is approximately $317,000 of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2000 and 2007 Plans that is expected to be recognized as a charge to earnings over a weighted-average period of .5 years. As of the year ended March 31, 2009, 1,836,422 options have vested or are expected to vest with a weighted average exercise price of $8.71, a weighted average remaining life of 6.0 years, and with an aggregate intrinsic value of approximately $0. The fair value of options granted was estimated using the Black-Scholes option pricing model with the following assumptions:

	2007	2008	2009

Risk free interest rate	4.80%	4.41%	—
Average life of options (years)	9.5	10.0	—
Volatility	78%	67%	—
Dividend yield	-0-	-0-	—
The average risk-free interest rate is based on the U.S. Treasury security rate in effect over the estimated life at the grant date. The average life of the options is based upon historical data. The Company determined expected volatility in the Black-Scholes model based upon implied volatility of exchange traded options for the Company’s common stock for the years ended March 31, 2007 and 2008. There is no dividend yield.
Warrants — On January 31, 2002, the Company entered into a one year consulting agreement with Yorkshire Capital Limited (“Yorkshire”) for services related to identifying investors and raising funds in connection with the February 2002 private placement and assistance to be provided by Yorkshire to the Company with respect to financial consulting, planning, structuring, business strategy, public relations and promotions, among other items. In connection with the closing of the private placement, the Company granted Yorkshire warrants to purchase 360,000 shares of the Company’s common stock at prices ranging from $6.00 to $12.00 per share. The warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $6.00 per share vested upon the closing of the private placement. The remaining warrants did not vest and were cancelled. The vested warrant expired on February 14, 2007.
In February 2002, the Company, in connection with the Series A Convertible Preferred Stock private placement, issued warrants to purchase 400,250 shares of the Company’s common stock at an exercise price of $6.00 per share of common stock to the purchasers of the Series A Convertible Preferred Stock. The warrants expired in February 2007.
On February 1, 2002, the Company entered into an introductory brokerage agreement with Ace Champion, Ltd. (“Ace”) and Pacific Dragon Group, Ltd. (“Pacific Dragon”) (collectively, the “Introductory Brokers”) for assistance to be provided by the Introductory Brokers to the Company with respect to obtaining funds in connection with the aforementioned February 2002 private placement to the purchaser of the Series B Convertible Preferred Stock (see Note 2). As compensation for such services, Ace and Pacific Dragon received warrants to purchase 100,000 shares and 300,000 shares, respectively, of the Company’s common stock at an exercise price of $6.00 per share, subject to certain conditions. The warrants expired on February 22, 2007.
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
On July 20, 2004, the Company’s board of directors approved a four-year exercise extension on warrants to purchase 225,000 shares of the Company’s common stock which were originally issued to RADE Management Corporation (“RADE”) on July 24, 1998. The expiration date for these warrants, which had an exercise price of $6.47 per share, was extended from July 24, 2004 to July 24, 2008 and have expired; the Company therefore recorded a non-cash charge during the year ended March 31, 2005 of $1,032,000, determined using the Black-Scholes option pricing model. Additionally in 2005, the Company’s board of directors approved a four-year exercise extension to warrants to purchase 750,000 shares of the Company’s common stock which were originally issued to RADE on October 12, 1998; the Company therefore recorded a non-cash charge during the year ended March 31, 2005 of $3,498,000, determined using the Black-Scholes option pricing model. The expiration date for these warrants, which had an exercise price of $6.47 per share, was extended from October 12, 2004 to October 12, 2008 and these warrants have expired.
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
In December 2005, in connection with the Series E Convertible Preferred Stock private placement, the Company issued to the purchasers of Series E Convertible Preferred Stock warrants to purchase 83,500 shares of the Company’s common stock at an exercise price of $10.00 per share of common stock. The warrants expired on December 13, 2008. The warrant exercise period commenced immediately upon issuance of the warrant. The Company could have, upon 20 days’ notice after the first anniversary of the date of grant, redeemed any unexercised portion of any warrants for a redemption fee of $0.10 per share of common stock underlying the warrants provided that the closing bid price of the Company’s common stock exceeds $15.00 for 20 of 30 consecutive trading days. During the 20-day notice period, if the warrants were then exercisable as a result of the conversion or redemption of the Series E Convertible Preferred Stock, such warrant holder could have exercised all or a portion of the warrants by tendering the appropriate exercise price.

In connection with the Series E Convertible Preferred Stock offering of December 13, 2005, the Company entered into an Introductory Agreement with Ableguard Investment Limited (“Ableguard”) pursuant to which Ableguard assisted the Company to identify qualified investors. For its services, the Company granted to Ableguard a warrant to purchase 68,000 shares of common stock. The warrant which has expired was exercisable during the three-year period commencing on December 13, 2005, at an exercise price of $10.00, subject to adjustment for stock splits, dividends and similar events.
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
In February 2008, the Company extended for two years existing five year warrants to purchase 600,000 shares of common stock from the Company at $6.08 per share given July 16, 2003 to China Harvest International Ltd. (“China Harvest”) for services provided to assist the Company in obtaining regulatory approval to conduct clinical trials in China. During the year ended March 31, 2008, approximately $440,000 was recorded as general administrative expenses, based on the estimated value of the warrants using the Black-Scholes option valuation model.
The activity during the years ended March 31, 2007, 2008 and 2009 for the Company’s warrants to purchase shares of common stock is summarized as follows:

	Number of	Warrants	Weighted Average
	Shares	Price Range	Exercise Price
Outstanding as of March 31, 2006	2,850,110	$6.00 – 16.00	$7.52
Granted	100,000	9.18	9.18
Cancelled	(496,000)	6.00	6.00
Exercised	(150,500)	6.00	6.00

Outstanding as of March 31, 2007	2,303,610	6.00 – 16.00	8.02
Granted	80,000	9.00 – 10.00	9.63
Cancelled	(45,498)	6.00 – 6.13	6.10
Exercised	(78,312)	6.13 – 6.47	6.17

Outstanding as of March 31, 2008	2,259,800	6.08 – 16.00	8.20
Granted
Cancelled	(1,299,700)	6.47 – 16.00	8.35
Exercised

Outstanding as of March 31, 2009	960,100	$6.08 – 13.11	$7.99

Exercisable as of March 31, 2007	2,293,610	6.00 – 16.00	8.05
Exercisable as of March 31, 2008	2,249,800	6.08 – 16.00	8.18
Exercisable as of March 31, 2009	940,100	6.08 – 13.11	7.97

The following table summarizes information about outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2009:

	Warrants
Exercise Price Per Share	Outstanding	Expiration Date
6.08	600,000	7/16/10
9.00	30,000	7/17/11
9.18	100,000	1/16/12
10.00	50,000	9/10/10
12.81	80,100	7/30/09
13.11	100,000	7/13/10

Total Warrants Outstanding	960,100

8.	COLLABORATIVE RESEARCH AND DEVELOPMENT ACTIVITIES
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

During the years ended March 31, 2007, 2008 and 2009, the Company expensed approximately $1,012,000, $675,000 and $294,000 respectively, to UNC-CH and certain other Scientific Consortium universities for patent related costs and other contracted research. Included in accounts payable as of March 31, 2008 and 2009, was approximately $755,000 and $314,000 respectively, due to UNC-CH and certain other Scientific Consortium universities.
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
In April 2003, the Foundation awarded a supplemental grant of approximately $2,700,000 to UNC-CH for the expansion of Phase IIB/III clinical trials to treat human Trypanosomiasis (African sleeping sickness) and improved manufacturing processes. The Company has received, pursuant to the clinical research subcontract with UNC-CH, inclusive of its portion of the supplemental grant, a total amount of funding of approximately $11,700,000. Grant funds paid in advance of the Company’s delivery of services are treated as restricted funds and must be segregated from other funds and used only for the purposes specified. In March 2006, the Company amended and restated the clinical research subcontract with UNC-CH and UNC-CH in turn obtained an expanded funding commitment for the Company of approximately $13,601,000 from the Foundation. Under the amended and restated agreement, the Company received on May 24, 2006 the first payment of approximately $5,649,000 of the five year approximately $13,601,000 contract. On November 2, 2007, the Company received a second payment of approximately $5,123,000 from the Consortium. Since the pafuramidine program was cancelled on February 22, 2008, no further funding was received on this grant.
During the years ended March 31, 2007, 2008 and 2009, the Company received installment payments under the November 2000, April 2003 and March 2006 grants of approximately $5,649,000, $5,123,000 and $0, respectively, and approximately $2,795,000, $4,601,000 and $2,248,000 was utilized for clinical and research purposes conducted and expensed during the years ended March 31, 2007, 2008 and 2009, respectively. The Company recognized revenues of approximately $3,922,000, $4,601,000 and $2,248,000 during the years ended March 31, 2007, 2008 and 2009, respectively, for services performed under the agreement.
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
The Company recognized revenues of approximately $396,000 during the year ended March 31, 2007 for expenses incurred related to activities within the scope of the Testing Agreement. At March 31, 2007, the Company had no deferred revenue with respect to this agreement. There was no activity in the years ended March 31, 2008 or 2009.
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
In return, the Company received an initial payment of $3 million. Par was to also pay the Company as much as $29 million in development milestones if pafuramidine advances through ongoing Phase III clinical trials and FDA regulatory review and approval. In addition to royalties on sales, the Company could have received up to $115 million in additional milestone payments on future sales and retain the right to co-market pafuramidine in the U.S. The Company granted Par a right of first offer to enter into a license agreement with it if the Company determined that pafuramidine could be used for the treatment and/or prophylaxis of malaria. As a result of the discontinuation of the pafuramidine program, the Company recognized approximately $2,558,000 and $67,000, respectively, of deferred income in the years ended March 31, 2008 and 2009, respectively. The Par License Agreement was terminated by Par on May 9, 2008.
On December 3, 2007, the Company entered into a licensing agreement with BioAlliance Pharma SA (“BioAlliance”) pursuant to which the Company granted BioAlliance and its affiliates an exclusive license to commercialize pafuramidine in Europe for the treatment of PCP in AIDS patients and African sleeping sickness (“BioAlliance License Agreement”). The Company also granted BioAlliance an option to commercialize pafuramidine in Europe for the prevention and treatment of malaria in travelers. Pursuant to the BioAlliance License Agreement, the Company received a payment of $3 million. As a result of the discontinuation of the pafuramidine program, the Company recognized approximately $2,558,000 and $67,000, respectively, of deferred income in the years ended March 31, 2008 and 2009.
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

The Company has reviewed data from the Phase I safety study with experts in liver and kidney diseases, the Company’s consortium scientific advisors and governance council, and the Data Safety Monitoring Board members recommended that the development of pafuramidine be discontinued. Subsequently the program was discontinued effective February 22, 2008. Such experts assisted the Company in preparing a report submitted to the FDA reviewing data related to the liver and kidney functions of subjects from the Company’s clinical trials. In addition, the Company implemented a risk management plan to monitor potential liver and kidney abnormalities in pafuramidine studies related to African sleeping sickness, PCP and malaria, which was submitted to the FDA as a part of the report.
9.	OTHER COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company leases its main office and research facility under an operating lease that requires lease payments of approximately $8,200 per month through March 2008 and $8,600 from April 2008 through March 2010. The Company is required to pay certain real estate and occupancy costs. In July 1999, the Company began leasing an additional office facility from RADE, a consultant who previously provided services to the Company, on a month-to-month basis, for approximately $10,100 per month, which as of February 2008 had been raised to approximately $12,000 per month. In December 2007, the Company entered into a one year lease of an office facility in Beijing, China that required monthly lease payments of approximately $5,000. The option to extend the lease upon sixty days notice prior to the end of the lease was exercised for an additional year. Additionally in November 2007, the Company entered into a one year residential lease in Beijing, China that required monthly lease payments of approximately $1,800. Total rent expense was approximately $256,000, $290,000 and $384,000 for all leases during the years ended March 31, 2007, 2008, and 2009, respectively.
As of March 31, 2009, future minimum lease payments required under the aforementioned noncancellable operating leases approximated the following:

Year Ending March 31,	Lease Payments
2010	$145,000

Total	$145,000
Other Contingencies — On August 12, 2003, the Company filed a lawsuit against Neurochem, Inc. (“Neurochem”) alleging that Neurochem misappropriated the Company’s trade secrets by filing a series of patent applications relating to compounds synthesized and developed by the Consortium, with whom Immtech has an exclusive licensing agreement. The misappropriated intellectual property was provided to Neurochem pursuant to a testing agreement under which Neurochem agreed to test the compounds to determine if they could be successfully used to treat Alzheimer’s disease (the “Neurochem Testing Agreement”). Pursuant to the terms of the Neurochem Testing Agreement, Neurochem agreed to keep all information confidential, not to disclose or exploit the information without Immtech’s prior written consent, to immediately advise Immtech if any invention was discovered and to cooperate with Immtech and its counsel in filing any patent applications.

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

In the first quarter of 2008, the Von der Ruhr Plaintiffs appealed the trial court’s ruling excluding their damage claim for lost profits. Separately, the Company’s officers and directors appealed the jury’s finding on the intentional interference with contractual relations claim. The United States Court of Appeals for the Seventh Circuit consolidated these appeals and affirmed the decision of the lower court.
As of March 31, 2009, $120,000 of the jury verdict had been paid and $241,705 remains as an accrual.
10.	SUPPLEMENTAL CASH FLOW INFORMATION
The Company did not pay any income taxes or interest during the years ended March 31, 2007, 2008 and 2009.
Non-Cash Transactions
During the years ended March 31, 2007, 2008 and 2009, the Company issued common stock, common stock options and warrants or modified existing arrangements as compensation for services and also engaged in certain other non-cash investing and financing activities. The amounts of these other transactions are summarized as follows:

	Year Ended March 31,
	2007	2008	2009
Convertible preferred stock dividends recorded	550,574	528,587	442,085
Issuance of common stock as payment of convertible preferred stock dividends	531,522	536,436	494,290
Issuance of common stock for conversions of convertible preferred stock	1,237,188	520,851	3,149,377
11.	INVESTMENT IN GOLD AVENUE
The Company invested $500,000 in Gold Avenue during the year ended March 31, 2009. This investment represents approximately 11% of the issued and outstanding restricted-voting shares of Gold Avenue capital stock, which in the aggregate comprise 80% of Gold Avenue’s capital stock (the “Restricted-Voting Shares”). The investment is stated at cost, which does not exceed estimated net realizable value at March 31, 2009. The cost method of accounting is used because the Company does not have the ability to exercise significant influence over Gold Avenue. Under the cost method, investments in private companies are carried at cost and are only adjusted for other-than-temporary declines in fair value and distributions of earnings. During the year ended March 31, 2009, the Company did not recognize any losses due to other-than-temporary declines of value and there were no distributions.

In November 2008, Gold Avenue commenced a private placement to raise funds to invest in convertible bonds issued by Parkwick Technology Limited (“Parkwick”). Parkwick is a private company incorporated in accordance with the laws of Hong Kong, which in turn holds a 66% interest in a joint venture called Yunnan Tin Tian Jue Mineral Resources Recycling Company Ltd. (“TJJV”). TJJV’s aim is to recover tin from large residual deposits, or tailings, from old mining sites. Yunnan Tin Industry Group (Holding) Company Limited (“YTG”) holds the remaining 34% interest in TJJV. YTG has contributed seventeen tin sites to TJJV filled with tailings containing, according to YTG, an estimated 800,000 tons of tin.

On January 22, 2009, the Company entered into an agreement with Gold Avenue, pursuant to which it invested $500,000 in Gold Avenue in exchange for 500,000 Restricted-Voting Shares of Gold Avenue capital stock (the “Investment”). The Investment currently represents approximately 22% of the Company’s total assets. As of March 31, 2009, the Company owned approximately 11% of the Restricted-Voting Shares of Gold Avenue capital stock.

On April 2, 2009, Gold Avenue purchased a $4,000,000 convertible bond from Parkwick. The convertible bond has an annual interest rate of 22%, pays interest semi-annually, and provides Gold Avenue the option to convert the bond into 10% of the capital stock of Parkwick through March 31, 2014. Gold Avenue also has the opportunity to purchase an additional $8,000,000 convertible bond from Parkwick.

In addition to the Company’s direct investment, Gold Avenue is also affiliated with the Company through common directors. The Company paid certain expenses on behalf of Gold Avenue during the year ended March 31, 2009 that are to be recovered from Gold Avenue. As a result, the Company has recorded advances to Gold Avenue of $39,217 on the consolidated balance sheet at March 31, 2009. The advances are recorded as a current asset as they are expected to be repaid within the next fiscal year.

12.	SELECTED QUARTERLY INFORMATION (UNAUDITED)
The following table sets forth certain unaudited selected quarterly information (amounts in thousands, except per share amounts):

	Fiscal Quarter Ended				Fiscal Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,		December 31,	September 30,	June 30,
	2009	2008	2008	2008	2008		2007	2007	2007
Statements of Operations Data:
REVENUES	$173	$563	$506	$1,141	$6,025	(3)	$1,835	$1,030	$826

EXPENSES:
Research and development	304	734	991	1,495	3,155		4,214	2,283	1,918
General and administrative	802	1,211	1,268	924	2,243	(4)	2,926	2,214 (2)	1,717
Asset impairment charge		504 (6)	693 (5)
Total expenses	1,106	2,449	2,952	2,419	5,398		7,140	4,497	3,635
INCOME/(LOSS) FROM OPERATIONS	(933)	(1,886)	(2,446)	(1,278)	627		(5,305)	(3,467)	(2,809)

OTHER INCOME(EXPENSE):
Interest income	5	4	11	21	59		101	132	148

NET LOSS
PREFERRED STOCK DIVIDENDS AND PREFERRED STOCK PREMIUM DEEMED DIVIDENDS(1)	(81)	(113)	(122)	(126)	(126)		(133)	(135)	(135)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,009)	$(1,995)	$(2,557)	$(1,383)	$560		$(5,336)	$(3,469)	$(2,796)

NET INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income/(loss)	$(0.05)	$(0.11)	$(0.15)	$(0.08)	$0.04		$(0.33)	$(0.22)	$(0.17)
Preferred Stock dividends	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)		(0.01)	(0.01)	(0.01)

BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.06)	$(0.12)	$(0.16)	$(0.09)	$0.03		$(0.34)	$(0.23)	$(0.18)

(1)	See Note 7 to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on the Preferred Stock dividends.

(2)	Includes $172 of costs relating to the issuance of 50,000 warrants to a consultant and $118 of costs relating to the issuance of 30,000 warrants to an investor relations firm.

(3)
Includes $1,619 relating to revenue from the license agreement with Par Pharmaceutical Companies, Inc. and $2,444 relating to revenue from the license agreement with BioAlliance Pharma SA. The revenue comes about by the discontinuation of the pafuramidine project. See Notes 1 and 8 to the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on revenue recognition.

(4)	Includes $440 of costs relating to the two year extension of the China Harvest International, Ltd. warrants.

(5)	Asset impairment charge of $693 on the land use rights in China.

(6)	Additional asset impairment charge of $504 on the land use rights in China.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2004 (Form 10-K for fiscal year ended March 31, 2004) *

3.2	Certificate of Correction to Certificate of Incorporation dated December 14, 2005 (Form 8-K, dated December 14, 2005) *

3.3	Certificate of Amendment (Name Change) to Certificate of Incorporation dated March 22, 2006 (Form 8-K, dated March 23, 2006) *

3.4	Certificate of Amendment (Number of Members of the Board of Directors) to Certificate of Incorporation dated April 17, 2007 *

3.5	Certificate of Designation for Series A Convertible Preferred Stock Private Placement, dated February 14, 2002 (Form 8-K, dated February 14, 2002) *

3.6	Certificate of Designation for Series B Convertible Preferred Stock Private Placement, dated September 25, 2002 (Form 8-K, dated September 25, 2002) *

3.7	Certificate of Designation for Series C Convertible Preferred Stock Private Placement, dated June 6, 2003 (Form 8-K, dated June 10, 2003) *

3.8	Certificate of Designation for Series D Convertible Preferred Stock Private Placement, dated January 15, 2004 (Form 8-K, dated January 21, 2004) *

3.10	Amended and Restated Bylaws of the Company effective as of June 8, 2007 (Form 8-K, dated June 12, 2007) *

4.1	Form of Common Stock Certificate (Form SB-2/A Registration Statement, dated March 30, 1999, File No. 333-64393) *

*	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

**	Filed herewith.

#
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Management compensation contract.

EXHIBIT NUMBER		DESCRIPTION OF EXHIBIT

4.2		Warrant Agreement, dated July 24, 1998, by and between the Company and RADE Management Corporation (Form SB-2/A Registration Statement, dated February 11, 1999, File No. 333-64393) *

4.3		Warrant Agreement, dated October 12, 1998, by and between the Company and RADE Management Corporation (Form SB-2/A Registration Statement, dated February 11, 1999, File No. 333-64393) *

4.8		Stock Purchase Warrant, dated September 25, 2002, for Series B Convertible Preferred Stock Private Placement (Form 8-K, dated September 25, 2002) *

4.11		Stock Purchase Warrant, dated January 15, 2004, for Series D Convertible Preferred Stock Private Placement (Form 8-K, dated January 21, 2004) *

4.13		Stock Purchase Warrant, dated December 13, 2005, for Series E Convertible Preferred Stock Private Placement (Form 8-K, dated December 14, 2005) *

4.18		Form of Stock Purchase Warrant, dated December 14, 2006, issued to Ferris, Baker Watts *

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

(1)	Management compensation contract.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.5	Indemnification Agreement, dated June 1, 1998, between the Company and RADE Management Corporation (Form SB-2 Registration Statement, File No. 333-64393) *

10.6	Letter Agreement, dated June 24, 1998, between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

10.7	Letter Agreement, dated June 25, 1998, between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

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

(1)	Management compensation contract.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.15	License Agreement, dated October 27, 1994, by and between the Company and Northwestern University (Form SB-2 Registration Statement, File No. 333-64393) *

10.16	Assignment of Intellectual Properties, dated June 29, 1998, between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

10.18	Assignment Agreement, dated June 26, 1998, by and between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

10.19	Assignment Agreement, dated June 29, 1998, by and between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

10.20	International Patent, Know-How and Technology License Agreement, dated June 29, 1998, by and between the Company and Criticare Systems, Inc. (Form SB-2 Registration Statement, File No. 333-64393) *

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

(1)	Management compensation contract.

EXHIBIT NUMBER		DESCRIPTION OF EXHIBIT

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

10.42		Amended and Restated Clinical Research Subcontract, dated March 28, 2006, between Immtech and The University of North Carolina at Chapel Hill (Form 8-K, dated March 30, 2006) *

10.44	(1)	Form of Incentive Stock Option Agreement (Form 10-Q for quarter ended December 31, 2006) *

10.45	(1)	Form of Non-qualified Stock Option Agreement (Form 10-Q for quarter ended December 31, 2006) *

10.46	(1)	Amended and Restated Employment Agreement between the Company and Eric L. Sorkin dated March 12, 2008 *

10.47		Placement Agency Agreement between the Company and Ferris, Baker Watts, Incorporated dated February 7, 2007 (Form 8-K, dated February 13, 2007)*

10.48	#	Licensing Agreement with Par Pharmaceutical Companies, Inc., dated June 11, 2007 (Form 10-Q for the quarter ended June 30, 2007)*

*	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

**	Filed herewith.

#
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Management compensation contract.

EXHIBIT NUMBER		DESCRIPTION OF EXHIBIT

10.49	#	Supply & Distribution Agreement with Par Pharmaceutical Companies, Inc., dated June 11, 2007 (Form 10-Q for the quarter ended June 30, 2007)*

10.50	#	Licensing Agreement, dated as of December 3, 2007, by and between Immtech Pharmaceuticals, Inc. and BioAlliance Pharma SA (Form 10-Q for the quarter ended December 31, 2007)*

10.51		Sale and Purchase Agreement, dated January 12, 2009, among Super Insight Limited, Immtech Hong Kong Limited, Chen Jian Yuan, and Immtech Life Science Limited (Form 8-K, dated January 16, 2009)*

21.1		Subsidiaries of Registrant**

23.1		Consent of Baker Tilly Virchow Krause, LLP**

23.2		Consent of Deloitte & Touche LLP **

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, (Commission File No. 001-14907) and are hereby made a part of this Report.

**	Filed herewith.

#
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Management compensation contract.